Form 10-Q
period 2019-09-30
Oportun Financial Corp
filed 2019-11-13
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-39050
OPORTUN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware		45-3361983
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

2 Circle Star Way
San Carlos,	CA	94070
Address of Principal Executive Offices		Zip Code
(650) 810-8823
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OPRT	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of November 8, 2019 was 27,001,251.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ day delinquency rate	Unpaid principal balance for our loans that are 30 or more calendar days contractually past due as of the end of the period divided by owned principal balance as of such date
Active customers
Number of customers with an outstanding loan serviced by us at the end of a period. Active customers includes customers whose loans are owned by us and loans that have been sold that we continue to service. Customers with charged-off accounts are excluded from active customers

Adjusted EPS
Adjusted EPS is a non-GAAP financial measure calculated by dividing Fair Value Pro Forma Adjusted Net Income by adjusted weighted-average diluted common shares outstanding. Weighted-average diluted common shares outstanding have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period

Aggregate originations	Aggregate amount disbursed to borrowers during a specific period. Aggregate originations excludes any fees in connection with the origination of a loan
Annualized net charge-off rate	Annualized loan principal losses (net of recoveries) divided by the Average daily principal balance of owned loans for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Average daily debt balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average daily principal balance	Average of outstanding principal balance of owned loans at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Cost of debt	Interest expense divided by average daily debt balance
Customer acquisition cost
Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated to new and returning customers during a period

Fair value pro forma adjusted operating efficiency	Fair value pro forma total operating expenses (excluding stock-based compensation expense and litigation reserve) divided by fair value pro forma total revenue
Fair value pro forma return on equity	Annualized fair value pro forma adjusted net income divided by average fair value pro forma total stockholders’ equity
FICO® score or FICO®	A credit score created by Fair Issac Corporation
Leverage	Average daily debt divided by average daily principal balance
Managed principal balance at end of period	Total amount of outstanding principal balance for all loans, including loans sold, which we continue to service, at the end of the period
New products and services	New products and services include auto, credit cards and OportunPath
Operating efficiency	Total operating expenses divided by total revenue
Owned principal balance at end of period	Total amount of outstanding principal balance for all loans, excluding loans sold, at the end of the period
Principal balance	Original principal balance reduced by principal payments received to date
Return on equity	Annualized net income divided by average stockholders' equity for a period
TDR finance receivables
Troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties

Secured financing	$400 million asset-backed revolving debt facility issued by Oportun Funding V, LLC
VIEs	Variable interest entities
Weighted average interest rate	Annualized interest expense as a percentage of average debt
Yield	Annualized interest income as a percentage of average daily principal balance

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$154,512	$70,475
Restricted cash	65,907	58,700
Loans receivable at fair value	1,681,889	1,227,469
Loans receivable at amortized cost	76,167	323,814
Less:
Unamortized deferred origination costs and fees, net	(264)	(1,707)
Allowance for loan losses	(6,922)	(26,326)
Loans receivable at amortized cost, net	68,981	295,781
Loans held for sale	4,186	—
Interest and fees receivable, net	14,366	13,177
Right of use assets - operating	39,170	—
Deferred tax asset	1,562	1,039
Other assets	62,014	73,298
Total assets	$2,092,587	$1,739,939

Liabilities and stockholders' equity
Liabilities
Secured financing	$—	$85,289
Asset-backed notes at fair value	1,133,095	867,278
Asset-backed notes at amortized cost	358,753	357,699
Amount due to whole loan buyer	30,100	27,941
Lease liabilities	41,844	—
Deferred tax liabilities	19,529	13,925
Other liabilities	48,149	41,258
Total liabilities	1,631,470	1,393,390
Stockholders' equity
Preferred stock, $0.0001 par value - 100,000,000 and 16,550,904 shares authorized at September 30, 2019 (unaudited) and December 31, 2018; 0 and 14,043,977 shares issued and outstanding (liquidation preference of $0 and $261,343) at September 30, 2019 (unaudited) and December 31, 2018, respectively	—	16
Preferred stock, additional paid-in capital	—	257,887
Common stock, $0.0001 par value - 1,000,000,000 and 28,181,818 shares authorized at September 30, 2019 (unaudited) and December 31, 2018; 27,264,754 shares issued and 27,001,251 shares outstanding at September 30, 2019 (unaudited); 3,194,731 shares issued and 2,935,249 shares outstanding at December 31, 2018	6	3
Common stock, additional paid-in capital	416,196	44,411
Common and convertible preferred stock warrants	63	130
Accumulated other comprehensive loss	(168)	(132)
Retained earnings	53,516	52,662
Treasury stock at cost, 263,503 and 259,482 shares at September 30, 2019 (unaudited) and December 31, 2018, respectively	(8,496)	(8,428)
Total stockholders’ equity	461,117	346,549
Total liabilities and stockholders' equity	$2,092,587	$1,739,939

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Interest income	$139,272	$115,863	$395,778	$323,956
Non-interest income	14,608	12,621	39,026	34,611
Total revenue	153,880	128,484	434,804	358,567
Less:
Interest expense	15,499	11,932	44,751	33,622
Provision (release) for loan losses	(426)	7,066	(3,755)	19,597
Net increase (decrease) in fair value	(24,339)	(6,869)	(78,567)	34,047
Net revenue	114,468	102,617	315,241	339,395

Operating expenses:
Technology and facilities	26,772	20,879	72,849	60,410
Sales and marketing	24,717	20,855	69,084	54,084
Personnel	28,637	16,005	66,414	45,997
Outsourcing and professional fees	16,041	12,902	42,797	35,920
General, administrative and other	3,886	2,895	10,816	7,703
Total operating expenses	100,053	73,536	261,960	204,114

Income before taxes	14,415	29,081	53,281	135,281
Income tax expense	4,386	8,242	14,846	37,160
Net income	$10,029	$20,839	$38,435	$98,121
Change in post-termination benefit obligation, net of tax	8	2	(36)	7
Total comprehensive income	$10,037	$20,841	$38,399	$98,128

Net (loss) income attributable to common stockholders	$(27,427)	$2,565	$—	$12,843

Share data:
(Loss) Earnings per Share:
Basic	$(6.39)	$0.97	$—	$5.20
Diluted	$(6.39)	$0.64	$—	$3.42
Weighted average common shares outstanding:
Basic	4,294,107	2,631,416	3,397,503	2,468,792
Diluted	4,294,107	3,990,374	3,397,503	3,750,768

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Change in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2019
	Convertible Preferred Stock			Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2019	14,043,977	$16	$257,887	24,959	$130	2,935,249	$3	$44,411	$(132)	$52,662	$(8,428)	$346,549
Issuance of common stock upon exercise of stock options	—	—	—	—	—	7,317	—	142	—	—	—	142
Stock-based compensation expense	—	—	—	—	—	—	—	1,980	—	—	—	1,980
Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	—	—	—	(125)	—	(125)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	14,614	—	14,614
Balance – March 31, 2019	14,043,977	$16	$257,887	24,959	$130	2,942,566	$3	$46,533	$(135)	$67,151	$(8,428)	$363,157

Issuance of common stock upon exercise of stock options	—	—	—	—	—	2,216	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	2,035	—	—	—	2,035
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	—	—	—	—	13,792	—	13,792
Balance – June 30, 2019	14,043,977	$16	$257,887	24,959	$130	2,944,782	$3	$48,572	$(176)	$80,943	$(8,428)	$378,947

Issuance of common stock upon exercise of stock options	—	—	—	—	—	96,371	—	645	—	—	—	645
Repurchase of stock options	—	—	—	—	—	—	—	(86)	—	—	—	(86)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	—	4,873,356	—	60,479	—	—	—	60,479
Stock-based compensation expense	—	—	—	—	—	—	—	11,163	—	—	—	11,163
Conversion of convertible preferred stock to common stock in connection with initial public offering	(14,043,977)	(16)	(257,887)	—	—	19,075,167	3	295,356	—	(37,456)	—	—
Issuance of preferred stock and conversion to common stock upon exercise of warrants, net	—	—	—	(9,090)	(67)	3,969	—	67	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	11,627	—	—	—	—	—	—
Restricted stock units tax withholding	—	—	—	—	—	(4,021)	—	—	—	—	(68)	(68)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	—	—	—	—	10,029	—	10,029
Balance – September 30, 2019	—	$—	$—	15,869	$63	27,001,251	$6	$416,196	$(168)	$53,516	$(8,496)	$461,117

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Change in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2018
	Convertible Preferred Stock			Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2018	14,460,517	$16	$267,974	24,959	$130	2,328,278	$3	$24,700	$(142)	$(70,732)	$(5,222)	$216,727
Issuance of common stock upon exercise of stock options	—	—	—	—	—	96,667	—	161	—	—	—	161
Stock-based compensation expense	—	—	—	—	—	—	—	1,477	—	—	—	1,477
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	—	—	38,369	—	38,369
Balance – March 31, 2018	14,460,517	$16	$267,974	24,959	$130	2,424,945	$3	$26,338	$(140)	$(32,363)	$(5,222)	$256,736

Issuance of common stock upon exercise of stock options	—	—	—	—	—	49,419	—	341	—	—	—	341
Stock-based compensation expense	—	—	—	—	—	—	—	1,709	—	—	—	1,709
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	3	—	—	3
Net income	—	—	—	—	—	—	—	—	—	38,913	—	38,913
Balance – June 30, 2018	14,460,517	$16	$267,974	24,959	$130	2,474,364	$3	$28,388	$(137)	$6,550	$(5,222)	$297,702

Issuance of common stock upon exercise of stock options	—	—	—	—	—	32,024	—	374	—	—	—	374
Stock-based compensation expense	—	—	—	—	—	—	—	1,850	—	—	—	1,850
Issuance of common stock upon conversion of preferred stock	(416,540)	—	(10,087)	—	—	444,279	—	10,087	—	—	—	—
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	—	—	20,839	—	20,839
Balance – September 30, 2018	14,043,977	$16	$257,887	24,959	$130	2,950,667	$3	$40,699	$(135)	$27,389	$(5,222)	$320,767

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$38,435	$98,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,658	8,698
Fair value adjustment, net	78,567	(34,047)
Origination fees for loans receivable at fair value, net	(2,172)	(14,032)
Gain on loans sale	(25,291)	(23,371)
Stock-based compensation expense	15,178	5,036
Provision (release) for loan losses	(3,755)	19,597
Deferred tax provision	5,082	20,891
Other, net	6,557	5,071
Originations of loans sold and held for sale	(248,441)	(201,271)
Proceeds from sale of loans	269,546	224,982
Changes in operating assets and liabilities:
Interest and fee receivable, net	(3,407)	(3,793)
Other assets	(23,283)	(6,191)
Amount due to whole loan buyer	2,159	1,664
Other liabilities	48,408	(921)
Net cash provided by operating activities	167,241	100,434
Cash flows from investing activities
Originations of loans	(1,035,536)	(938,957)
Repayments of loan principal	753,072	647,421
Purchase of fixed assets	(5,765)	(7,631)
Capitalization of system development costs	(11,734)	(2,145)
Net cash used in investing activities	(299,963)	(301,312)
Cash flows from financing activities
Borrowings under secured financing	82,000	207,000
Proceeds from initial public offering, net of offering costs	60,479	—
Borrowings under asset-backed notes	249,951	413,163
Payments of secured financing	(169,000)	(145,049)
Repayment of asset-backed notes	—	(274,836)
Repayments of capital lease obligations	(102)	(173)
Net payments related to stock-based activities	638	876
Net cash provided by financing activities	223,966	200,981
Net increase in cash and cash equivalents and restricted cash	91,244	103
Cash and cash equivalents and restricted cash, beginning of period	129,175	94,155
Cash and cash equivalents and restricted cash, end of period	$220,419	$94,258

Supplemental disclosure of cash flow information
Cash and cash equivalents	$154,512	$42,163
Restricted cash	65,907	52,095
Total cash and cash equivalents and restricted cash	$220,419	$94,258

Cash paid for income taxes, net of refunds	$2,786	$9,631
Cash paid for interest and prepayment fees	$42,845	$30,149
Cash paid for amounts included in the measurement of operating lease liabilities	$9,337	$—
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$46,156	$—
Additional common stock issued to Series G shareholders upon initial public offering	$37,456	$—
System development costs included in accounts payable and accrued liabilities	$543	$12
Purchases of fixed assets included in accounts payable and accrued liabilities	$319	$311

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") is a technology-powered and mission-driven provider of inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," meaning that the Company believes that traditional credit scores do not properly reflect such customers’ credit worthiness. The Company's primary product offerings are small dollar, unsecured installment loans and other products and services that are affordably priced and that help customers establish a credit history. The Company has developed a proprietary lending platform that enables the Company to underwrite the risk of low-to-moderate income customers that are credit invisible or mis-scored, leveraging data collected through the application process and data obtained from third-party data providers, and a technology platform for application processing, loan accounting and servicing. The Company is headquartered in San Carlos, California and operates in California, Texas, Illinois, Utah, Nevada, Arizona, Missouri, New Mexico, New Jersey, Florida, Wisconsin and Idaho as of September 30, 2019. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

The Company uses securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan sales, to finance the principal amount of most of the loans it makes to its customers.

Segments

Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is considered to be the CODM, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single reportable segment.

Initial Public Offering

On September 30, 2019, the Company completed its initial public offering (“IPO”), in which it issued and sold 4,873,356 shares of common stock and selling stockholders sold 2,314,144 shares of common stock, including the underwriters' over-allotment, at a price of $15.00 per share with net proceeds of approximately $60.5 million, after deducting underwriting discounts and commissions of $5.1 million and offering expenses paid by us of approximately $7.5 million. In connection with the IPO, all 14,043,977 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,075,167 shares of common stock. Additionally, on September 26, 2019, 3,969 shares of common stock were issued in connection with the cashless exercise of 9,090 Series F-1 preferred stock warrants.

On September 9, 2019, the Company effected a one-for-eleven reverse stock split of its issued and outstanding shares of common stock and preferred stock. The par value of the common and preferred stock was not adjusted as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company’s final prospectus dated September 25, 2019 and filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) under the Securities Act on September 27, 2019 (the “Prospectus”). All share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Company's one-for-eleven reverse stock split. See "Initial Public Offering" above for additional information.

Accounting Policies - There have been no changes to the Company's significant accounting policies as described in the Prospectus that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Use of Estimates ‑ The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates and assumptions.

Recently Adopted Accounting Standards

Leases ‑ In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The Company adopted the amendments of these ASUs as of January 1, 2019. See Note 15, Leases, Commitments and Contingencies for additional information on the adoption of ASU 2016-02.

Accounting Standards to be Adopted

Allowance for Loan Losses and Fair Value Option ‑ In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This guidance significantly changes the way entities will be required to measure credit losses. Under the new standard, estimated credit loss will be based upon an expected credit loss approach rather than an incurred loss approach that is currently required. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition. This ASU provides an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption of Topic 326.

The above two ASUs (2016-13 and 2019-05) will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has previously elected fair value option for all loans originated after January 1, 2018. In addition, the Company plans to adopt ASU 2019-05 effective January 1, 2020 and elect fair value option on all remaining loans receivable currently at amortized cost. As a result, the adoption of ASU 2016-13 is not expected to have a material impact on the Company’s condensed consolidated financial statements and disclosures. Upon adoption of ASU 2019-05, the Company will (i) release the remaining allowance for loan losses on loan receivables at amortized cost; (ii) recognize the unamortized net originations fee income and (iii) measure the loans at fair value. All these adjustments would be recognized through a cumulative-effect adjustment to opening retained earnings. The adoption of this ASU will not have a material effect on the Company’s condensed consolidated financial statements.

Fair Value Disclosures ‑ In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for all entities for fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The adoption of this ASU is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Cloud Computing Arrangements - In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and disclosures. The Company will prospectively capitalize all eligible costs related to cloud computing arrangements starting January 1, 2020.

3.	(Loss) Earnings per Share

Basic and diluted (loss) earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Net income	$10,029	$20,839	$38,435	$98,121
Less: Additional common stock issued to Series G shareholders	(37,456)	—	(37,456)	—
Less: Net income allocated to participating securities (1)	—	(18,274)	(979)	(85,278)
Net (loss) income attributable to common stockholders	$(27,427)	$2,565	$—	$12,843

Basic weighted-average common shares outstanding	4,294,107	2,631,416	3,397,503	2,468,792
Weighted average effect of dilutive securities:
Stock options	—	1,343,455	—	1,266,688
Restricted stock units	—	—	—	—
Warrants	—	15,503	—	15,288
Diluted weighted-average common shares outstanding	4,294,107	3,990,374	3,397,503	3,750,768

(Loss) Earnings per Share:
Basic	$(6.39)	$0.97	$—	$5.20
Diluted	$(6.39)	$0.64	$—	$3.42
(1) In a period of net income, both earnings and dividends (if any) are allocated to participating securities. In a period of net loss, only dividends (if any) are allocated to participating securities.

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	4,571,154	—	4,705,200	—
Restricted stock units	1,325,166	—	779,776	—
Warrants	24,880	—	24,933	—
Convertible preferred stock	16,266,773	17,501,219	16,886,597	17,597,271
Total anti-dilutive common share equivalents	22,187,973	17,501,219	22,396,506	17,597,271

Restricted stock units granted with performance criterion were not reflected in the computation of diluted (loss) earnings per share for the respective reporting periods. Per the provisions of ASC Topic 260, Earnings Per Share, diluted (loss) earnings per share only reflects those shares that would be issued if the reporting period were at the end of the contingency period. Accordingly, total outstanding restricted stock units of 0; 457,730; 0; and 457,730 were not reflected in the denominator in the computation of diluted (loss) earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively.

The income available to common stockholders, which is the numerator in calculating diluted (loss) earnings per share, does not include any compensation cost related to these restricted stock unit awards.

4.	Variable Interest Entities

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly-owned special-purpose subsidiaries, or VIEs, to collateralize certain asset-backed financing transactions. The Company has determined that it is the primary beneficiary of these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction either in the form of an asset-backed certificate or as an uncertificated residual interest. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its condensed consolidated financial statements.

The financing transaction of each VIE involves the issuance of a series of asset-backed securities that are supported by the cash flows arising from the loans receivable securing such debt. Cash inflows arising from such loans receivable are distributed monthly to the transaction’s noteholders and related service providers in accordance with the transaction’s contractual priority of payments. Noteholders have no recourse to the Company if the cash flows arising from the underlying loans receivable securing such debt are insufficient to satisfy all payment obligations. The Company retains the most subordinated economic interest in each financing transaction through its ownership of the respective residual interest in each VIE. The Company has no obligation to repurchase loans receivable that initially satisfied the financing transaction’s eligibility criteria but subsequently became delinquent or defaulted loans receivable.

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2019	2018
Consolidated VIE assets
Restricted cash	$34,294	$29,184
Loans receivable at fair value	1,626,616	1,174,684
Loans receivable at amortized cost	75,648	319,129
Interest and fee receivable	13,773	13,036
Total VIE assets	1,750,331	1,536,033
Consolidated VIE liabilities
Secured financing (1)	—	87,000
Asset-backed notes at fair value	1,133,095	867,278
Asset-backed notes at amortized cost (1)	360,001	360,001
Total VIE liabilities	$1,493,096	$1,314,279

(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Receivable at Amortized Cost, Net

Loans receivable at amortized cost, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Loans receivable at amortized cost	$76,167	$323,814
Deferred origination costs and fees, net	(264)	(1,707)
Allowance for loan losses	(6,922)	(26,326)
Loans receivable at amortized cost, net	$68,981	$295,781

Loans receivable at amortized cost are the unpaid principal balances of the loans. Accrued and unpaid interest and late fees on the loans estimated to be collected from customers are included in interest and fees receivable in the consolidated balance sheets. At September 30, 2019 and December 31, 2018, accrued and unpaid interest on loans were $0.4 million and $2.3 million, respectively, and accrued and unpaid late fees were $0.0 million and $0.1 million, respectively.

Credit Quality Information - The Company uses a proprietary credit scoring algorithm to assess the creditworthiness of individuals who have no or limited credit profile. Data used in the algorithm is obtained from customers, alternative credit reporting agencies, as well as information from traditional credit bureaus.

The Company’s proprietary credit scoring platform determines the amount and duration of the loan. The amount of the loan is determined based on the credit risk and cash flow of the individual. Lower risk individuals with higher cash flows are eligible for larger loans with longer duration. Higher risk individuals with lower cash flows are eligible for smaller loans with shorter duration. Larger loans typically have lower interest rates than smaller loans.

After the loan is disbursed, the Company monitors the credit quality of its loans receivable on an ongoing and a total portfolio basis. The following are credit quality indicators that the Company uses to monitor its exposure to credit risk, to evaluate allowance for loan losses and help set the Company’s strategy in granting future loans:

•
Delinquency Status ‑ The delinquency status of the Company’s loan receivables reflects, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts and general economic conditions.

•
Geographic Region - In July 2018, the Company stopped calculating estimated loss rates on a geographic region basis and began using the discounted cash flow model to project net charge-offs for the next 12 months for all vintages to calculate the estimated loss rate on a total portfolio basis. Until June 30, 2018, the Company calculated estimated loss rates for two geographic regions. For non-delinquent loans, the Company has established two geographic regions. Northern and Central California were considered as one region. Southern California, Texas and all other states, collectively, were considered as another region, and have higher estimated loss rates compared to the Northern and Central California region. The estimated loss rate for the geographic region covering Southern California, Texas and all other states for loans originated prior to January 1, 2018 and outstanding as of June 30, 2018 was approximately 105 basis points higher than the geographic region covering Northern and Central California.

The recorded investment in loans receivable at amortized cost based on credit quality indicators were as follows:

	September 30,	December 31,
Credit Quality Indicator (in thousands)	2019	2018
Geographic Region
Northern and Central California	$21,909	$91,307
Southern California, Texas and all other states	54,258	232,507
	$76,167	$323,814
Delinquency Status
30-59 days past due	$3,132	$10,891
60-89 days past due	2,482	7,089
90-119 days past due	2,053	5,872
	$7,667	$23,852

Past Due Loans Receivable - In accordance with the Company’s policy, for loans recorded at amortized cost, income from interest and fees continues to be recorded for loans that are delinquent 90 days or more. The Company addresses the valuation risk on loans recorded at amortized cost that are delinquent 90 days or more by reserving them at 100%.

The recorded investment in loans receivable at amortized cost that are 90 or more days’ delinquent and still accruing income from interest and fees were as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Non-TDRs	$1,136	$4,440
TDRs	917	1,432
Total	$2,053	$5,872

Troubled Debt Restructurings ("TDR") - For the three and nine months ended September 30, 2019 and 2018, TDRs were primarily related to concessions involving interest-rate reduction and extension of term.

As of September 30, 2019, and December 31, 2018, TDRs comprised 15% and 6%, respectively, of the Company’s total loan portfolio at amortized cost that was held for investment.

The amount of unamortized origination fees, net of origination costs, that were written off as a result of TDR restructurings of loans recorded at amortized cost during the three and nine months ended September 30, 2019 and 2018 was not material.

The Company’s TDR loans receivable at amortized cost based on delinquency status were as follows:

	September 30,	December 31,
(in thousands)	2019	2018
TDRs current to 29 days delinquent	$8,471	$14,035
TDRs 30 or more days delinquent	3,179	5,246
Total	$11,650	$19,281

A loan that has been classified as a TDR remains so until the loan is paid off or charged off. A TDR loan that misses its first two scheduled payments is charged off at the end of the month upon reaching 30 days delinquency. A TDR loan that makes the first two scheduled payments is charged off according to the Company’s normal charge-off policy at 120 days delinquency.

For loans recorded at amortized cost, previously accrued but unpaid interest and fees are also written off when the loan is charged off upon reaching 120 days delinquency or when collection is not deemed probable.

Information on TDRs that defaulted and were charged off during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Recorded investment in TDRs that subsequently defaulted and were charged off	$2,426	$4,087	$8,265	$11,435
Unpaid interest and fees charged off	304	539	1,042	1,431

When a loan recorded at amortized cost is restructured as a TDR, a portion of all of the accrued but unpaid interest and late fees may be forgiven. The following table shows the financial effects of TDRs that occurred during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Contractual interest and fees forgiven	$—	$7	$—	$157

Allowance for Loan Losses - For loans receivable at amortized cost, the Company sets the allowance for loan losses on a total portfolio for loans carried at lower of cost or fair value by analyzing historical charge-off rates for the loan portfolio and the credit quality indicators discussed earlier.

The provision (release) for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable loan losses at the balance sheet date. The Company estimates an allowance for loan losses only for loans receivable at amortized cost.

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance - beginning of period	$11,094	$52,748	$26,326	$81,577
Provision (release) for loan losses	(426)	7,066	(3,755)	19,597
Loans charged off	(5,970)	(19,300)	(26,494)	(66,116)
Recoveries	2,224	2,430	10,845	7,886
Balance - end of period	$6,922	$42,944	$6,922	$42,944

6.	Loans Held for Sale

The originations of loans sold and held for sale during the three months ended September 30, 2019 was $95.2 million compared to $75.5 million for the same period in 2018. The Company recorded a gain on sale of $9.5 million for the three months ended September 30, 2019 compared to $8.7 million for the same period in 2018. The Company recorded servicing revenue of $3.9 million for the three months ended September 30, 2019 compared to $3.1 million for the same period in 2018.

The originations of loans sold and held for sale during the nine months ended September 30, 2019 was $248.4 million compared to $201.3 million for the same period in 2018. The Company recorded a gain on sale of $25.3 million for the nine months ended September 30, 2019 compared to $23.4 million for the same period in 2018. The Company recorded servicing revenue of $11.1 million for the nine months ended September 30, 2019 compared to $8.5 million for the same period in 2018.

Whole Loan Sale Program ‑ In November 2014, the Company initially entered into a whole loan sale agreement with an institutional investor that was amended most recently on September 12, 2019, providing for, among other things, the extension of the term through November 10, 2020. Pursuant to this agreement, the Company has committed to sell at least 10% of its unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. The Company is currently selling 15% of its unsecured loan originations to the institutional investor.

In addition, the Company entered into a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of the Company’s loans originated under its “access” loan program intended to make credit available to select borrowers who do not qualify for credit under the Company’s principal unsecured loan origination program.

7.	Other Assets

Other assists consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Fixed assets
Computer and office equipment	$9,981	$8,459
Furniture and fixtures	10,256	9,542
Purchased software	4,443	3,955
Vehicles	842	842
Leasehold improvements	25,871	23,006
Total cost	51,393	45,804
Less: Accumulated depreciation	(28,719)	(22,609)
Total fixed assets, net	$22,674	$23,195

System development costs:
System development costs	$31,156	$19,022
Less: Accumulated amortization	(16,697)	(13,530)
Total system development costs, net	$14,459	$5,492

Tax receivable	$11,070	$24,597
Servicer fee and whole loan receivables	1,326	5,769
Prepaid expenses	9,281	9,237
Deferred IPO costs	—	3,211
Other	3,204	1,797
Total other assets	$62,014	$73,298

Fixed Assets

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $2.3 million and $2.1 million, respectively, and for the nine months ended September 30, 2019 and 2018 it was $6.2 million, and $6.1 million, respectively.

System Development Costs

Amortization of system development costs for the three months ended September 30, 2019 and 2018 was $1.3 million and $0.9 million, respectively, and for the nine months ended September 30, 2019 and 2018 it was $3.2 million and $2.6 million, respectively. System development costs capitalized in the three months ended September 30, 2019 and 2018, were $5.1 million and $0.8 million, respectively, and for the nine months ended September 30, 2019 and 2018 they were $12.2 million and $2.4 million, respectively.

8.	Borrowings

The following table presents information regarding secured financing arrangement:

	September 30, 2019
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$—	$400,000	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2018
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$85,289	$400,000	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	September 30, 2019
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance	Current balance (a)	Current collateral balance(b)	Weighted average interest rate(c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$251,926	$301,610	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	179,746	187,701	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	282,125	294,940	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	216,849	241,108	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	202,449	226,290	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,133,095	$1,251,649
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,227	$226,152	3.51%	3 years
Oportun Funding VI, LLC (Series 2017-A)	160,001	188,241	159,526	191,532	3.36%	3 years
Total asset-backed notes recorded at amortized cost	$360,001	$410,472	$358,753	$417,684

	December 31, 2018
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance(b)	Current balance (a)	Current collateral balance(b)	Weighted average interest rate(c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XII, LLC (Series 2018-D)	$175,002	$184,213	$177,086	$188,710	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	277,662	297,443	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	213,751	241,353	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	198,779	226,465	3.83%	3 years
Total asset-backed notes recorded at fair value	$875,007	$932,770	$867,278	$953,971
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$198,677	$226,465	3.51%	3 years
Oportun Funding VI, LLC (Series 2017-A)	160,001	188,241	159,022	191,447	3.36%	3 years
Total asset-backed notes recorded at amortized cost	$360,001	$410,472	$357,699	$417,912
(a) Initial note amount issued includes notes retained by the Company as applicable and the current balances are measured at fair value and reflects pay-downs subsequent to note issuance and exclude notes retained by the Company.
(b) Includes the unpaid principal balance of loans receivables, cash, cash equivalents and restricted cash pledged by the Company.
(c) Weighted average interest rate excludes notes retained by the Company.

As of September 30, 2019, and December 31, 2018, the Company was in compliance with all covenants and requirements of the secured financing facility and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Accounts payable	$4,978	$7,277
Accrued compensation	17,521	15,303
Accrued expenses	17,409	10,335
Deferred rent	—	2,208
Taxes payable	3,345	1,610
Accrued interest	3,755	3,368
Other	1,141	1,157
Total other liabilities	$48,149	$41,258

10.	Warrants

On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 preferred stock warrants. All 3,969 shares were converted to common stock in connection with the IPO. Additionally, at the closing of the IPO, the outstanding 15,869 Series G preferred stock warrants automatically converted into warrants exercisable for 23,512 shares of common stock.

11.	Stockholders' Equity

Convertible Preferred Stock - Immediately prior to the completion of the IPO, all 14,043,977 shares of convertible preferred stock were converted into 19,075,167 shares of the Company's common stock. The conversion of all of the Company's convertible preferred stock included an additional 1,873,355 shares of common stock issued for the conversion of the Series G convertible preferred stock to reflect the conversion rate of the Series G convertible preferred stock. The additional 1,873,355 shares issued to Series G convertible preferred stock holders resulted in a $37.5 million reduction to retained earnings and a corresponding increase to additional paid-in capital.

Common Stock - As of September 30, 2019 and December 31, 2018, the Company was authorized to issue 1,000,000,000 and 28,181,818 shares of common stock with a par value of $0.0001 per share, respectively. As of September 30, 2019, 27,264,754 and 27,001,251 shares were issued and outstanding, respectively, and 263,503 shares were held in treasury stock. As of December 31, 2018, 3,194,731 and 2,935,249 shares were issued and outstanding, respectively, and 259,482 shares were held in treasury stock.

An aggregate of 30,287 shares of Company common stock were tendered pursuant to a tender offer conducted by the Company for a total purchase price of $0.9 million on October 3, 2018. Shares repurchased are reflected in the treasury stock components of stockholders' equity.

Restricted Stock Units

The Company’s restricted stock units ("RSUs") vest upon the satisfaction of time-based criterion of up to four years. The service-based requirement will be satisfied in installments as follows: 25% of the total number of RSUs awarded will have the service-based requirement satisfied during the month in which the 12-month anniversary of the vesting commencement date occurs, and thereafter 1/16th of the total award in a series of 12 successive equal quarterly installments or 1/4th of the total award in a series of three successive equal annual installments following the first anniversary of the initial service vest date. Some awards also include a performance criterion, a liquidity event in connection with the Company's initial public offering or a change in control. The liquidity event requirement will be satisfied as to any then-outstanding RSUs on the first to occur of the following events prior to the expiration date: (1) the closing of a change in control; or (2) the first trading day following the expiration of the lock-up period. These RSUs are not considered vested until both criteria have been met, if applicable, and provided that participant is in continuous service on the vesting date. The performance-based condition of such RSUs was considered probable on the effective date of the IPO completed in September 2019. As a result, $7.9 million of compensation expense was recognized in connection with these performance-based awards during the three months and nine months ended September 30, 2019.

Stock Option Exchange Offer

On August 22, 2019, the Company completed a one-time voluntary stock option exchange offer that allowed eligible participants the opportunity to exchange certain stock options for RSUs, subject to a new vesting schedule (the "RSU Exchange Offer"), or for a cash payment (the "Cash Exchange Offer,") together with the RSU Exchange Offer, (the "Exchange Offers").

As a result of the Exchange Offers, options to purchase 1,040,154 shares of the Company’s common stock were accepted for exchange and 455,218 replacement RSUs were issued. The replacement RSUs have a vesting commencement date of August 1, 2019 and vesting schedule of two to four years. The RSUs will first vest on August 1, 2020, with the remainder vesting on a quarterly basis thereafter. The RSUs were granted under, and subject to, the terms and conditions of the Company's 2015 Stock Option/Stock Issuance Plan (the "2015 Plan"). The amount of cash payments provided in the Cash Exchange Offer was insignificant.

Stock-based Compensation - Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Technology and facilities	$1,310	$325	$2,068	$937
Sales and marketing	43	28	95	86
Personnel	9,810	1,497	13,015	4,013
Total stock-based compensation	$11,163	$1,850	$15,178	$5,036

As of September 30, 2019, and December 31, 2018, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $16.4 million and $16.0 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.5 years and 2.8 years, respectively.

As of September 30, 2019, and December 31, 2018, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $18.9 million and $8.9 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.2 years and 3.6 years, respectively.

2019 Equity Incentive Plan

In September 2019, the compensation committee of the Board adopted, and the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019. The 2019 Plan is the successor to the 2015 Plan. Upon effectiveness of the 2019 Plan, no further grants were made under the 2015 Plan. The maximum number of shares of our common stock that may be issued under the 2019 Plan will not exceed 7,469,664 shares.

The 2019 Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards, or collectively, awards. ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 726,186 shares.

Generally, all regular employees, including executive officers, employed by the Company or by any of its designated affiliates, will be eligible to participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of common stock under the ESPP. Unless otherwise determined by the Board, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company's common stock on the first date of an offering or (b) 85% of the fair market value of a share of the common stock on the date of purchase.

12.	Revenue

Interest Income - Total interest income included in the consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest income
Interest on loans	$136,803	$113,519	$389,104	$317,627
Fees on loans	2,469	2,344	6,674	6,329
Total interest income	139,272	115,863	395,778	323,956

Non-interest Income - Total non-interest income included in the consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Non-interest income
Gain on loan sales	$9,495	$8,701	$25,291	$23,371
Servicing fees	3,932	3,053	11,149	8,463
Debit card income	288	463	871	1,564
Sublease income	404	404	1,217	1,213
Other income	489	—	498	—
Total non-interest income	$14,608	$12,621	$39,026	$34,611

13.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2019 were $4.4 million and $14.8 million, respectively, representing an effective tax rate of 30% and 28%, respectively. Income tax expense for the three and nine months ended September 30, 2018 were $8.2 million and $37.2 million, respectively, representing an effective income tax rate of 28% and 27%, respectively.

Interest and penalties related to the Company’s unrecognized tax benefits accrued at September 30, 2019 were not material. The Company does not expect its uncertain tax positions to have material impact on its consolidated financial statements within the next twelve months. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company has elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). Loans Receivable at Amortized Cost and asset-backed notes issued prior to January 1, 2018 are accounted for in the Company's 2018 and subsequent financial statements at amortized cost, net. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2019		December 31, 2018
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,615,606	$1,681,889	$1,177,471	$1,227,469
Liabilities
Asset-backed notes	1,113,165	1,133,095	863,165	867,278

The Company calculates the fair value of asset-backed notes using independent pricing services and brokers using quoted prices for identical or similar notes, which is a Level 2 input measure.

The Company primarily uses a model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements:

	September 30, 2019
(in thousands)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Weighted Average Inputs
Loans receivable at fair value	$1,681,889	Discounted Cash Flows	Remaining cumulative charge-offs(1)	9.87%
			Remaining cumulative prepayments(1)	36.15%
			Average life (years)	0.78
			Discount rate	7.93%

	December 31, 2018
	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Weighted Average Inputs
Loans receivable at fair value	$1,227,469	Discounted Cash Flows	Remaining cumulative charge-offs(1)	10.52%
			Remaining cumulative prepayments(1)	33.78%
			Average life (years)	0.85
			Discount rate	9.20%
(1) Figure disclosed as a percentage of outstanding principal balance.

Fair value adjustments are recorded through earnings related to Level 3 instruments for the nine months ended September 30, 2019 and 2018. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The Company developed an internal model to estimate the fair value of loans receivable at fair value. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

The Company tested the fair value model using its historical data with validation checks to ensure that the model was complete, accurate and reasonable for the Company’s use. The Company also engaged an independent third party to create an independent fair value model for the loans receivable that are fair valued, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model used these assumptions to generate loan level cash flows which were then aggregated and compared to the Company’s within an acceptable range.

The Company's internal valuation and loan loss allowance committee provides governance and oversight over the fair value pricing and loan loss allowance calculations and related financial statement disclosures. Additionally, this committee provides a challenge of the assumptions used and outputs of the model, including the appropriateness of such measures and periodically reviews the methodology and process to determine the fair value pricing and loan loss allowance. Any significant changes to the process must be approved by the committee.

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance – beginning of period	$1,513,413	$638,131	$1,227,469	$—
Principal disbursements of loans receivable at fair value	459,227	394,234	1,216,582	1,056,564
Principal payments from customers	(266,663)	(100,363)	(696,173)	(165,629)
Gross charge-offs	(31,229)	(6,770)	(82,275)	(7,862)
Net increase in fair value	7,141	(1,721)	16,286	40,438
Balance – end of period	$1,681,889	$923,511	$1,681,889	$923,511

As of September 30, 2019, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is $6.0 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due is $13.0 million. As of December 31, 2018, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is $1.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due is $7.6 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2019
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$154,512	$154,512	$154,512	$—	$—
Restricted cash	65,907	65,907	65,907	—	—
Loans receivable at amortized cost, net (Note 5)	68,981	74,370	—	—	74,370
Loans held for sale (Note 6)	4,186	4,636	—	—	4,636
Liabilities
Accounts payable	4,978	4,978	4,978	—	—
Asset-backed notes at amortized cost (Note 8)	358,753	360,846	—	360,846	—

	December 31, 2018
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$70,475	$70,475	$70,475	$—	$—
Restricted cash	58,700	58,700	58,700	—	—
Loans receivable at amortized cost, net (Note 5)	295,781	316,962	—	—	316,962
Liabilities
Accounts payable	7,277	7,277	7,277	—	—
Secured financing (Note 8)	87,000	87,000	—	87,000	—
Asset-backed notes at amortized cost (Note 8)	357,699	357,388	—	357,388	—

We use the following methods and assumptions to estimate fair value:

•
Cash, cash equivalents, restricted cash and accounts payable ‑ The carrying values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate Level 1 fair values of these financial instruments due to their short-term nature.

•
Loans receivable ‑ The fair values of loans receivable recorded at amortized cost were estimated by discounting the future cash flows, using a rate of return, which represents the cost of capital derived from selected comparable companies within the industry.

•	Loans held for sale ‑ The fair values of loans held for sale are based on a negotiated agreement with the purchaser.

•
Secured financing and asset-backed notes ‑ The fair values of secured financing and asset-backed notes recorded at carrying value have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities. The Company's asset-backed notes are valued by independent pricing services and brokers using quoted prices for identical or similar notes, which are Level 2 input measures.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

As described in Note 2, the Company adopted ASU 2016-02, Leases, as of January 1, 2019, using the modified retrospective transition approach. The Company has elected the practical expedient to keep leases with terms of 12 months or less off the balance sheet as no recognition of a lease liability and a right-of-use asset is required. Operating lease expense is recognized on a straight-line basis over the lease term in "Technology and facilities" in the consolidated statements of operations.

Most of the Company’s existing lease arrangements are classified as operating leases under the new standard. At the inception of a contract, the Company determines if the contract is or contains a lease. At the commencement date of a lease, the Company recognizes a lease liability equal to the present value of the lease payments and a right-of-use asset representing the Company's right to use the underlying asset for the duration of the lease term. The Company’s leases include options to extend or terminate the arrangement at the end of the original lease term. The Company generally does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. Variable lease payments and short-term lease costs were deemed immaterial. The Company’s leases do not provide an implicit rate. The Company uses its contractual borrowing rate to determine lease discount rates.

As of September 30, 2019, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease Expense
2019 (remaining three months)	$3,273
2020	12,507
2021	9,601
2022	6,857
2023	5,717
2024	4,898
Thereafter	5,240
Total lease payments	48,093
Imputed interest	(4,985)
Total leases	$43,108

Sublease income
2019 (remaining three months)	$(422)
2020	(861)
2021 and thereafter	—
Total lease payments	(1,283)
Imputed interest	19
Total sublease income	$(1,264)

Net lease liabilities	$41,844
Weighted average remaining lease term	4.9 years
Weighted average discount rate	4.49%

Under existing lease commitments, the Company has $7.5 million of rights and obligations associated with certain real estate assets that will commence in November 2019.

Future minimum lease payments under these non-cancelable leases having initial terms in excess of one year at December 31, 2018, under ASC 840, Leases, were as follows (in thousands):

(in thousands)	Operating Leases
Lease Expense
2019	$12,994
2020	12,558
2021	10,035
2022	7,640
2023	6,500
Thereafter	12,767
Total lease payments	62,494

Rental expenses under operating leases for the three and nine months ended September 30, 2019 and 2018, was $4.5 million, $3.9 million, $13.2 million, and $12.0 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements but are determined based on the non-cancelable amounts to which it is contractually obligated. The Company’s purchase obligations are $1.4 million for the remainder of 2019, $5.4 million in 2020, $4.9 million in 2021, $1.2 million in 2022, $0.2 million in 2023, and $0.0 million thereafter.

Whole Loan Sale Program ‑ The Company has a commitment to sell to a third-party financial institution 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. For details regarding the whole loan sale program, refer to Note 6, Loans Held for Sale.

Access Loan Whole Loan Sale Program ‑ In July 2017, the Company entered into a whole loan sale transaction with a financial institution with a commitment to sell 100% of the originations pursuant to the Company’s access loan program and service the sold loans. For details regarding the Access Loan Whole Loan Sale Program, refer to Note 6, Loans Held for Sale.

Unfunded Loan Commitments - Unfunded loan commitments at September 30, 2019 and December 31, 2018 were $1.6 million and $0.7 million, respectively.

16.	Subsequent Events

The Company evaluated subsequent events from the balance sheet date of September 30, 2019, through the financial statement issuance date of November 13, 2019 and determined there are no events requiring recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2018 included in the final prospectus for our initial public offering, dated September 25, 2019 and filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on September 27, 2019, or our Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This report contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•	our ability to increase the volume of loans we make;

•	our expectations regarding our auto loan and credit card businesses;

•	our ability to manage our net charge-off rates;

•	our expectations regarding our costs and seasonality;

•	our ability to successfully build our brand and protect our reputation from negative publicity;

•	our ability to expand our capabilities for mobile loan and online origination and increase the volume of loans originated through our mobile and online channels;

•	our ability to increase the effectiveness of our marketing efforts;

•	our ability to expand our presence and activities in states in which we operate, as well as expand into new states;

•	our ability to maintain the terms on which we lend to our customers;

•	our ability to enter into new markets and introduce new products and services;

•	our plans to introduce new products and services;

•	our ability to continue to expand our demographic focus;

•	our plans for and our ability to successfully maintain our diversified funding strategy, including loan warehouse facilities, whole loan sales and securitization transactions;

•	our ability to successfully manage our interest rate spread against our cost of capital;

•	our ability to successfully adjust our proprietary credit risk models and products in response to changing macroeconomic conditions and fluctuations in the credit market;

•	our ability to efficiently manage our customer acquisition costs;

•	our ability to increase our dollar-based net retention rate;

•	our expectations regarding the sufficiency of our cash to meet our operating and cash expenditures;

•	our ability to effectively estimate the fair value of our Fair Value Loans and Fair Value Notes;

•	our ability to effectively secure and maintain the confidentiality of the information provided and utilized across our systems;

•
our ability to successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer loans to low-to-moderate income customers underserved by traditional, mainstream financial institutions;

•	our ability to attract, integrate and retain qualified employees;

•	our ability to effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad; and

•	our ability to successfully adapt to complex and evolving regulatory environments
Forward-looking statements are based on our management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and on our management’s beliefs and assumptions. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate we have conducted exhaustive inquiry into, or review of, all potentially available relevant information. We anticipate that subsequent events and developments may cause our views to change. Forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” and elsewhere in this report. We also operate in a rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. As a result, any or all of our forward-looking statements in this report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material.

You should read this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

These forward-looking statements speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a high-growth, mission-driven provider of inclusive, affordable financial services powered by a deep, data-driven understanding of our customers and advanced proprietary technology. We pioneered the research and use of alternative data sources and application of innovative advanced data analytics and next-generation technology in the lending space to develop our proprietary, centralized lending platform. Our platform and application of machine learning to our unique alternative data set enable us to provide loans at a fraction of the price of other providers to customers who either do not have a credit history or credit score, known as credit invisibles, or who may have a limited credit history and are “mis-scored,” meaning that traditional credit scores do not properly reflect their credit worthiness. We estimate that there are 100 million credit invisible or mis-scored consumers in the United States. In our 14-year history, we have originated more than 3.4 million loans, representing over $7.8 billion of credit extended, to more than 1.6 million customers. A study commissioned by us and conducted by the Financial Health Network (formerly known as the Center for Financial Services Innovation) estimated that, as of September 30, 2019, our customers have saved more than $1.6 billion in aggregate interest and fees compared to alternative products available to them.

We offer simple-to-understand, affordable, unsecured, fully amortizing installment loans with fixed payments and fixed interest rates throughout the life of the loan. Our loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from 6 to 46 months. Our sales and marketing strategy is executed through a variety of acquisition channels including our retail locations, direct mail, broadcast and digital marketing, as well as other channels. We also benefit significantly from word-of-mouth referrals, as 33% of new customers in the last 12 months tell us they heard about Oportun from a friend or family member. Our omni-channel network provides our customers with flexibility to apply for a loan at one of our 327 retail locations, over the phone, or via mobile or online through our responsive web-designed origination solution. We currently operate in the following 12 states: California, Texas, Illinois, Utah, Nevada, Arizona, Missouri, New Mexico, Florida, Wisconsin, Idaho and

New Jersey. Our centralized, machine learning-driven automated underwriting approach provides customers with a pre-approval in seconds once they have submitted an application that takes on average only five to eight minutes to complete. As part of our commitment to be a responsible lender, we verify income for 100% of our customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. In addition to accepting payments via ACH, our customers can make their loan payments in cash at our retail locations or at more than 56,000 third-party payment sites across the nation.

As part of our strategy, we plan to expand beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. In April 2019, we began offering direct auto loans online on a limited basis to customers in California. We provide customers with the ability to see if they are pre-qualified without impacting their FICO® score and enable them to purchase a vehicle from a dealership or private party. Currently, our auto loans range from $5,000 to $30,000 with terms between 24 and 72 months. As the introduction of this new loan product is still in its infancy, we expect the percentage of our principal balance attributable to these secured auto loans to be minimal compared to our core product offering until we are able to achieve meaningful market acceptance by our customer base.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates by locking in our interest expense for up to three years. Over the past six years, we have executed 14 bond offerings in the asset-backed securities market, the last 11 of which include tranches that have been rated investment grade. We now consistently issue bonds in this market two to three times per year. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of debt. We also have a committed three-year, $400 million secured line of credit, which also helps to fund our loan portfolio growth.

In order to achieve our profit goals, we closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing our investment in our technology platform and development of new capabilities.

We have elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"), as compared to the loans held for investment that were originated prior to January 1, 2018 ("Loans Receivable at Amortized Cost"). We believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost and asset-backed notes issued prior to January 1, 2018 are accounted for in our 2018 and subsequent financial statements at amortized cost, net of reserves. Loans that we designate for sale are accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. We estimate the fair value of the Fair Value Loans using a discounted cash flow model, which considers various factors such as the price that we could sell our loans to a third party in a non-public market, credit risk, net charge-offs, customer payment rates and market conditions such as interest rates. We estimate the fair value of our Fair Value Notes based upon the prices at which our or similar asset-backed notes trade. We reevaluate the fair value of our Fair Value Loans and our Fair Value Notes at the close of each measurement period.

Understanding an Oportun Personal Loan

Below are key characteristics of a typical loan in our portfolio. The numbers in the table below are simple averages based on the original principal balance for loans outstanding as of the end of the periods noted, with the exception of term and interest rate, each of which is a principal weighted average based on original principal balance for loans outstanding as of the end of the same period.

	As of September 30,
	2019	2018
Amount disbursed	$3,832	$3,474
Origination fee	$69	$65
Term	32 months	30 months
Payment amount (bi-weekly/semi-monthly)	$103	$99
Interest rate	32.0%	32.5%

We fully re-underwrite all loans to returning customers and require all customers to have successfully repaid their previous loan before disbursing their new loan, with the exception of our “Good Customer Program.” Under our Good Customer Program, for certain of our best performing, low-risk customers, we will extend a new loan prior to receiving full repayment of their existing loan. In accordance with our policy to allow a customer to have only one loan outstanding, the new loan proceeds are used to pay off the prior loan and the excess amount is disbursed to the customer. Customers qualify for the Good Customer Program if they have made substantial progress in repaying their current loan, meaning they have repaid at least 40% of the original principal balance of the loan, are current on their loan and have made timely payments throughout the term of the loan. In recognition of good payment behavior, we typically grant returning customers, whether under the Good Customer Program or not, a lower rate on subsequent loans. For the nine months ended September 30, 2019, these subsequent loans are on average approximately $1,200 larger than the customer’s prior loan, and have a lower rate, with an average rate reduction of approximately six percentage points between their first and second loan. As of September 30, 2019, returning customers comprised 81% of our owned principal balance outstanding at the end of the period.

For both loans to new customers and to returning customers, the origination fee is generally capitalized as part of the principal balance and a fixed payment is calculated based on the preferred payment frequency over the term of the loan.

We do not have default interest rates. Our loans have grace periods of seven to 15 days before a late fee is charged, and our collections team works closely with delinquent customers to help them return to current status on their loans. Many of our customers experience monthly fluctuations in their income due to changes in hours worked or other factors beyond their control, so we believe this customer-focused approach to delinquency management not only helps us manage losses but also results in strong customer satisfaction and word-of-mouth referrals. We also generate income from late fees, which we categorize as fees on loans; however, we do not manage these late fees as a profit center. Late fees represented less than 5% of our total revenue for each of the periods presented.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

For a presentation of the actual impact of the election of the fair value option for the periods presented in the financial statements included elsewhere in this report, please see the next section, “Non-GAAP Financial Measures.” The fair value pro forma information is presented in that section because they are non-GAAP presentations, as they show the impact of fair value pro forma for periods that precede January 1, 2018, the effective date of our fair value option election.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
Aggregate originations (in thousands)	$543,541	$457,755	$1,432,569	$1,228,675
Active customers	745,089	642,521	745,089	642,521
Customer acquisition cost	$128	$124	$135	$121
Managed principal balance at end of period (in thousands)	$2,018,638	$1,617,463	$2,018,638	$1,617,463
30+ day delinquency rate	3.8%	3.5%	3.8%	3.5%
Annualized net charge-off rate	8.1%	6.9%	8.0%	7.1%
Operating efficiency	65.0%	57.2%	60.2%	56.9%
Fair value pro forma adjusted operating efficiency	57.9%	56.9%	57.0%	57.3%
Return on equity	9.6%	27.0%	12.7%	48.7%
Fair value pro forma adjusted return on equity	14.6%	2.7%	11.7%	12.3%
See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Aggregate originations

Aggregate originations increased to $543.5 million for the three months ended September 30, 2019 from $457.8 million for the three months ended September 30, 2018, representing a 19% increase. Aggregate originations increased to $1.4 billion for the nine months ended September 30, 2019 from $1.2 billion for the nine months ended September 30, 2018, representing a 17% increase.

We originated 192,709 and 167,304 loans for the three months ended September 30, 2019 and 2018, respectively, representing an increase of 15%, and we originated 513,124 and 445,776 loans for the nine months ended September 30, 2019 and 2018, respectively, representing a 15% increase.

Active customers

As of September 30, 2019, active customers increased by 16% from September 30, 2018.

Customer acquisition cost

For the three months ended September 30, 2019 and 2018, our customer acquisition cost was $128 and $124, respectively, an increase of 3%. For the nine months ended September 30, 2019 and 2018, our customer acquisition cost was $135 and $121, respectively, an increase of 11%. Customer acquisition costs have increased as we have expanded our presence into new states, hired more retail and telesales staff and tested new marketing channels like radio and digital advertising and as we expanded our direct mail program. As we seek to optimize customer lifetime value, our customer acquisition costs may continue to increase.

Managed principal balance at end of period

Managed principal balance at end of period as of September 30, 2019 increased by 25% from September 30, 2018.

30+ day delinquency rate

Our 30+ day delinquency rate was 3.8% and 3.5% as of September 30, 2019 and 2018, respectively.

Annualized net charge-off rate

Annualized net charge-off rate for the three months ended September 30, 2019 and 2018 was 8.1% and 6.9%, respectively. Annualized net charge-off rate for the nine months ended September 30, 2019 and 2018 was 8.0% and 7.1%, respectively.

Operating efficiency and fair value pro forma adjusted operating efficiency

We believe fair value pro forma adjusted operating efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue. For the three months ended September 30, 2019 and 2018, Operating efficiency was 65.0% and 57.2% respectively, and fair value pro forma adjusted operating efficiency for the same period was 57.9% and 56.9%, respectively. For the nine months ended September 30, 2019 and 2018, Operating efficiency was 60.2%, and 56.9%, respectively and Fair value pro forma adjusted operating efficiency was 57.0% and 57.3%, respectively. For a reconciliation of operating efficiency to fair value pro forma adjusted operating efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on equity and fair value pro forma return on equity

We believe Fair Value Pro Forma Adjusted ROE is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to equity and how well we generate income from the equity available. For the three months ended September 30, 2019 and 2018, Return on equity was 9.6% and 27.0%, respectively and fair value pro forma adjusted return on equity was 14.6% and 2.7% respectively, For the nine months ended September 30, 2019 and 2018, Return on equity was 12.7% and 48.7%, respectively, and fair value pro forma adjusted return on equity was 11.7% and 12.3%, respectively. For a reconciliation of return on equity to fair value pro forma adjusted return on equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Other Metrics

We believe the following metrics are useful in understanding our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average daily principal balance (in thousands)	$1,647,195	$1,320,747	$1,575,526	$1,232,546
Owned principal balance at end of period (in thousands)	$1,691,773	$1,365,058	$1,691,773	$1,365,058

Average daily principal balance

Average daily principal balance increased by 25% from $1.3 billion for the three months ended September 30, 2018 to $1.6 billion for the three months ended September 30, 2019. These increases reflected an increase in the number of loans originated, which has grown 15% from the three months ended September 30, 2018 to the same period in 2019, as well as an increase in loan amounts per customer. Average daily principal balance increased by 28% from $1.2 billion for the nine months ended September 30, 2018 to $1.6 billion for the nine months ended September 30, 2019. These increases reflected an increase in the number of loans originated, which has grown 15% from the nine months ended September 30, 2018 to the same period in 2019, as well as an increase in loan amounts per customer.

Key Factors Affecting Our Performance

Investment in long-term growth

We strategically invest in new markets and products to continue to grow our active customer base and loan portfolio while actively and effectively managing our risk and underwriting platform. We optimized growth while maintaining an annualized net charge-off rate of 8.0% for the nine months ended September 30, 2019. We believe this experience indicates the strength of our value proposition for our target customers and the efficacy and scalability of our business model.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Historically, we have experienced a seasonal slowdown in growth in the first quarter of each year. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our customers’ available cash flow in the first quarter, including from cash received from tax refunds, which temporarily reduces their borrowing needs.

Economic conditions

Changes in the overall economy may impact our business in several ways:

•	Demand for our products

•	Product pricing

•	Interest rate changes

•	Credit spread changes

•	Credit performance of our customers

Historical Credit Performance

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
30+ day delinquent principal balance at end of period	$64,818	$47,702	$64,818	$47,702
Owned principal balance at end of period	$1,691,773	$1,365,058	$1,691,773	$1,365,058
30+ day delinquency rate	3.8%	3.5%	3.8%	3.5%
Charge-offs, net of recoveries	$33,696	$22,885	$94,634	$65,337
Average daily principal balance	$1,647,195	$1,320,747	$1,575,526	$1,232,546
Annualized net charge-off rate	8.1%	6.9%	8.0%	7.1%

We also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2019 divided by the total origination loan volume for that year. Loans are charged off no later than after becoming 120 days contractually delinquent.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We have managed to stable cumulative net lifetime loan losses since the financial crisis that started in 2008. Our proprietary, centralized credit scoring model and continually evolving data analytics have enabled us to maintain consistent net lifetime loan loss rates ranging between 5.5% and 8.1% since 2009. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015 and 2016 vintages increased due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The chart below includes all “core loan originations by vintage".

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Net lifetime loan losses as of September 30, 2019 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.1%*	7.5%*	3.6%*
Outstanding principal balance as of September 30, 2019 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.4%	11.9%	60.2%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following table sets forth our consolidated statements of operations for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
Interest income	$139,272	$115,863	$395,778	$323,956
Non-interest income	14,608	12,621	39,026	34,611
Total revenue	153,880	128,484	434,804	358,567
Less:
Interest expense	15,499	11,932	44,751	33,622
Provision (release) for loan losses	(426)	7,066	(3,755)	19,597
Total net increase (decrease) in fair value	(24,339)	(6,869)	(78,567)	34,047
Net revenue	114,468	102,617	315,241	339,395
Operating expenses:
Technology and facilities	26,772	20,879	72,849	60,410
Sales and marketing	24,717	20,855	69,084	54,084
Personnel	28,637	16,005	66,414	45,997
Outsourcing and professional fees	16,041	12,902	42,797	35,920
General, administrative and other	3,886	2,895	10,816	7,703
Total operating expenses	100,053	73,536	261,960	204,114
Income before taxes	14,415	29,081	53,281	135,281
Income tax expense	4,386	8,242	14,846	37,160
Net income	$10,029	$20,839	$38,435	$98,121

Comparison of Consolidated Results for Three And Nine Months Ended September 30, 2019 and 2018

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Revenue
Interest income	$139,272	$115,863	$23,409	20%	$395,778	$323,956	$71,822	22%
Non-interest income	14,608	12,621	1,987	16%	39,026	34,611	4,415	13%
Total revenue	$153,880	$128,484	$25,396	20%	$434,804	$358,567	$76,237	21%
Percentage of total revenue:
Interest income	90.5%	90.2%			91.0%	90.3%
Non-interest income	9.5%	9.8%			9.0%	9.7%
Total revenue	100.0%	100.0%			100.0%	100.0%

Total revenue increased by $25.4 million, or 20%, from $128.5 million for the three months ended September 30, 2018 to $153.9 million for the three months ended September 30, 2019. Total interest income increased by $23.4 million, or 20%, from $115.9 million for the three months ended September 30, 2018 to $139.3 million for the three months ended September 30, 2019. This growth was primarily attributable to higher average daily principal balance, which grew from $1.3 billion for the three months ended September 30, 2018 to $1.6 billion for the three months ended September 30, 2019, an increase of 25%, due to serving more new customers through entry into new states, increase in originations through our mobile platform, the expansion of our retail network, continued investment in our marketing efforts, as well as an increase in term and loan amounts for returning customers. This was offset by a decrease in portfolio yield due to returning customers receiving lower interest rates and a decrease in net origination fee revenue from deferred origination fees on the amortized cost portfolio as a result of the election of the fair value option of $1.8 million due to the benefit we recognized for the three months ended September 30, 2018.

Total revenue increased by $76.2 million, or 21%, from $358.6 million for the nine months ended September 30, 2018 to $434.8 million for the nine months ended September 30, 2019. Total interest income increased by $71.8 million, or 22%, from $324.0 million for the nine months ended September 30, 2018 to $395.8 million for the nine months ended September 30, 2019. This growth was primarily attributable to higher average daily principal balance, which grew from $1.2 billion for the nine months ended September 30, 2018 to $1.6 billion for the nine months ended September 30, 2019, an increase of 28%, due to serving more new customers in recently entered states, increase in originations through our mobile platform, the expansion of our retail network, continued investment in our marketing efforts, as well as an increase in term and loan amounts for returning customers.

This was offset by a decrease in net origination fee revenue of $8.7 million due to the benefit we recognized for the nine months ended September 30, 2018 from deferred origination fees on the amortized cost portfolio as a result of the election of the fair value option.

Total non-interest income increased by $2.0 million, or 16%, from $12.6 million for the three months ended September 30, 2018 to $14.6 million for the three months ended September 30, 2019. Servicing fees increased by $0.9 million for the three months ended September 30, 2019, or 29%, reflecting growth in our serviced portfolio of sold loans. Under our whole loan sale programs, gain on loans sold increased by $0.8 million, or 9% due to the increase of loan originations, offset by a reduction in gain on sale due to decreases in origination fees as a percentage of principal balance on sold loans and growth of our Access loan program.

Total non-interest income increased by $4.4 million, or 13%, from $34.6 million for the nine months ended September 30, 2018 to $39.0 million for the nine months ended September 30, 2019. Servicing fees increased by $2.7 million for the nine months ended September 30, 2019, or 32%, reflecting growth in our serviced portfolio of sold loans. Under our whole loan sale programs, gain on loans sold increased by $1.9 million, or 8% due to the increase of loan originations. This was offset by a decline in debit card income.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Interest expense	$15,499	$11,932	$3,567	30%	$44,751	$33,622	$11,129	33%
Percentage of total revenue	10.1%	9.3%			10.3%	9.4%
Cost of debt	4.3%	4.4%			4.4%	4.4%
Leverage as a percentage of average daily principal balance	87%	82%			86%	83%

Interest expense increased by $3.6 million, or 30%, from $11.9 million for the three months ended September 30, 2018 to $15.5 million for the three months ended September 30, 2019. We financed approximately 87% of our loans receivable through debt for the three months ended September 30, 2019, as compared to 82% for the three months ended September 30, 2018, and our average daily debt balance increased from $1.1 billion for the three months ended September 30, 2018 to $1.4 billion for the three months ended September 30, 2019, an increase of 32%. While interest expense has increased in aggregate as we have grown loans receivable, our cost of debt has decreased as we have become a more established issuer and have been able to refinance and increase the size of our securitizations.

Interest expense increased by $11.1 million, or 33%, from $33.6 million for the nine months ended September 30, 2018 to $44.8 million for the nine months ended September 30, 2019. We financed approximately 86% of our loans receivable through debt for the nine months ended September 30, 2019, as compared to 83% for the nine months ended September 30, 2018, and our average daily debt balance increased from $1.0 billion for the nine months ended September 30, 2018 to $1.4 billion for the nine months ended September 30, 2019, an increase of 33%. While interest expense has increased in aggregate as we have grown loans receivable, we have maintained a stable cost of debt as we have become a more established issuer and have been able to refinance and increase the size of our securitizations.

Provision (release) for loan losses

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$3,746	$16,146	$(12,400)	(77)%	$15,649	$57,506	$(41,857)	(73)%
Excess provision on loans receivable at amortized cost	(4,172)	(9,080)	4,908	(54)%	(19,404)	(37,909)	18,505	(49)%
Provision (release) for loan losses	$(426)	$7,066	$(7,492)	(106)%	$(3,755)	$19,597	$(23,352)	(119)%
Allowance for loan losses rate on amortized cost portfolio	9.09%	9.06%			9.09%	9.06%
Percentage of total revenue:
Charge-offs, net of recoveries on amortized cost portfolio	2.4%	12.6%			3.6%	16.1%
Excess provision	(2.7)%	(7.1)%			(4.5)%	(10.6)%
Provision (release) for loan losses	(0.3)%	5.5%			(0.9)%	5.5%

Provision (release) for loan losses decreased by $7.5 million, or 106%, from a $7.1 million provision for the three months ended September 30, 2018 to a $(0.4) million release for the three months ended September 30, 2019. Provision (release) for loan losses decreased by $23.4 million, or 119%, from a $19.6 million provision for the nine months ended September 30, 2018 to $(3.8) million for the nine months ended September 30, 2019. We elected to use the fair value option for all new loans held for investment that were originated on or after January 1, 2018. For Fair Value Loans, the expected lifetime loan losses are included as part of their fair value estimated at each reporting date. Therefore, there will be no allowance and provision

(release) for loan losses for our Fair Value Loans. The provision (release) for loan losses for the three and nine months ended September 30, 2019 is only for our Loans Receivable at Amortized Cost and we are beginning to realize the release of the allowance as the portfolio of loans receivable at amortized cost liquidates.

Charge-offs, net of recoveries on Loans Receivable at Amortized Cost decreased by $12.4 million, or 77%, from $16.1 million for the three months ended September 30, 2018 to $3.7 million for the three months ended September 30, 2019, due to a decreasing Loans Receivable at Amortized Cost balance and all new loan originations being accounted for under the fair value option. Excess provision decreased by $4.9 million, or 54% as the Loans Receivable at Amortized Cost were paid down significantly during the three months ended September 30, 2019.

Charge-offs, net of recoveries on Loans Receivable at Amortized Cost decreased by $41.9 million, or 73%, from $57.5 million for the nine months ended September 30, 2018 to $15.6 million for the nine months ended September 30, 2019, due to a decreasing Loans Receivable at Amortized Cost balance and all new loan originations being accounted for under the fair value option. Excess provision decreased by $18.5 million, or 49% as the Loans Receivable at Amortized Cost were paid down significantly during the nine months ended September 30, 2019.

Total net increase (decrease) in fair value

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on fair value loans	$7,141	$(1,721)	$8,862	*	$16,286	$40,438	$(24,152)	*
Fair value mark-to-market adjustment on asset-backed notes	(1,530)	1,591	(3,121)	*	(15,868)	1,440	(17,308)	*
Total fair value mark-to-market adjustment	5,611	(130)	5,741	*	418	41,878	(41,460)	*
Charge-offs, net of recoveries on loans receivable at fair value	(29,950)	(6,739)	(23,211)	*	(78,985)	(7,831)	(71,154)	*
Total net increase (decrease) in fair value	$(24,339)	$(6,869)	$(17,470)	*	$(78,567)	$34,047	$(112,614)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	3.6%	(0.1)%			0.1%	11.7%
Charge-offs, net of recoveries on loans receivable at fair value	(19.5)%	(5.2)%			(18.2)%	(2.2)%
Total net increase (decrease) in fair value	(15.9)%	(5.3)%			(18.1)%	9.5%
Discount rate	7.93%	8.94%			7.93%	8.94%
Remaining cumulative charge-offs	9.87%	11.08%			9.87%	11.08%
Average life in years	0.78	0.88			0.78	0.88
* Not meaningful

Net decrease in fair value for the three months ended September 30, 2019 was $24.3 million. This amount represents a total fair value mark-to-market increase of $5.6 million, and $30.0 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $7.1 million mark-to-market adjustment due to (a) a decrease in the discount rate from 8.38% as of June 30, 2019 to 7.93% as of September 30, 2019 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 10.05% as of June 30, 2019 to 9.87% as of September 30, 2019, offset by (c) a decline in average life from 0.79 years as of June 30, 2019 to 0.78 years as of September 30, 2019 due to further seasoning of the Fair Value Loan portfolio, and also offset by (d) a $(1.5) million mark-to-market adjustment on Fair Value Notes due to a decrease in interest rates.

Net decrease in fair value for the nine months ended September 30, 2019 was $78.6 million. This amount represents a total fair value mark-to-market increase of $0.4 million, and $79.0 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $16.3 million mark-to-market adjustment on fair value loans due to (a) a decrease in the discount rate from 9.20% as of December 31, 2018 to 7.93% as of September 30, 2019 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 10.52% as of December 31, 2018 to 9.87% as of September 30, 2019, offset by (c) a decline in average life from 0.85 years as of December 31, 2018 to 0.78 years as of September 30, 2019 due to further seasoning of the Fair Value Loan portfolio, and also offset by (d) a $(15.9) million mark-to-market adjustment on Fair Value Notes due to a decrease in interest rates.

For more information around the underlying components and drivers of the net increase (decrease) in fair value for our Fair Value Loans and our Fair Value Notes, see "Fair Value Estimate Methodology for Loans Receivable at Fair Value."

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$3,746	$16,146	$(12,400)	(77)%	$15,649	$57,506	$(41,857)	(73)%
Charge-offs, net of recoveries on loans receivable at fair value	29,950	6,739	23,211	344%	78,985	7,831	71,154	909%
Total charge-offs, net of recoveries	$33,696	$22,885	$10,811	47%	$94,634	$65,337	$29,297	45%
Average daily principal balance	$1,647,195	$1,320,747			$1,575,526	$1,232,546
Annualized net charge-off rate	8.1%	6.9%			8.0%	7.1%

Operating expenses

Technology and facilities

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Technology and facilities	$26,772	$20,879	$5,893	28%	$72,849	$60,410	$12,439	21%
Percentage of total revenue	17.4%	16.3%			16.8%	16.8%

Technology and facilities expense increased by $5.9 million, or 28%, from $20.9 million for the three months ended September 30, 2018 to $26.8 million for the three months ended September 30, 2019. As we have continued to build our omni-channel network, we have increased the number of retail locations from 295 at September 30, 2018 to 327 at September 30, 2019, or 11%, and our headcount has grown 13% during the same period. Technology and facilities expense increased primarily due to a $1.6 million increase in service costs related to higher usage of software and cloud services, $0.7 million increased stock compensation expense that was to account for the probable vesting of RSUs at the expiration of the IPO lock-up period, an increase of $0.8 million related to new products and services, and $0.5 million increase in professional services and other related costs due to growth in staffing at our outsourced offshore technology development center.

Technology and facilities expense increased by $12.4 million, or 21%, from $60.4 million for the nine months ended September 30, 2018 to $72.8 million for the nine months ended September 30, 2019. As we have continued to build our omni-channel network, we have increased the number of retail locations from 295 at September 30, 2018 to 327 at September 30, 2019, or 11% and our headcount has grown 13% during the same period. We also had a $3.2 million increase in service costs related to higher usage of software and cloud services, $1.7 million increase in professional services and other related costs due to growth in staffing at our outsourced offshore technology development center, $1.7 million increase related to new products and services and $0.7 million increased stock compensation expense to account for the probable vesting of RSUs at the expiration of the IPO lock-up period.

Sales and marketing

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Sales and marketing (in thousands)	$24,717	$20,855	$3,862	19%	$69,084	$54,084	$15,000	28%
Percentage of total revenue	16.1%	16.2%			15.9%	15.1%
Customer acquisition cost (CAC)	$128	$124	$4	3%	$135	$121	$14	11%

Sales and marketing expenses to acquire our customers increased by $3.9 million, or 19%, from $20.9 million for the three months ended September 30, 2018 to $24.7 million for the three months ended September 30, 2019. As we expanded our omni-channel network, we added headcount in our retail locations and in telesales, leading to increased personnel-related and outsourced services expenses of $2.3 million. To grow our loan originations, we increased marketing spend by $1.8 million to build our capabilities in various marketing channels, including direct mail, radio, television, digital advertising channels, brand marketing and $0.4 million spending related to new products and services. As a result of our focus on increased marketing spend, our CAC has increased by 3% from the three months ended September 30, 2018 to the three months ended September 30, 2019.

Sales and marketing expenses to acquire our customers increased by $15.0 million, or 28%, from $54.1 million for the nine months ended September 30, 2018 to $69.1 million for the nine months ended September 30, 2019. As we expanded our omni-channel network, we added headcount in our retail locations and in telesales, leading to increased personnel-related and outsourced services expenses of $7.9 million. To grow our loan originations, we increased marketing spend by $8.3 million across various marketing channels, including direct mail, radio, digital advertising channels, brand marketing and $0.7 million spending related to new products and services. As a result of our focus on increased marketing spend, our CAC has increased by 11%

from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. This was offset by a decline in dues and subscription expense of $1.4 million.

Personnel

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Personnel	$28,637	$16,005	$12,632	79%	$66,414	$45,997	$20,417	44%
Percentage of total revenue	18.6%	12.5%			15.3%	12.8%

Personnel expense increased by $12.6 million, or 79%, from $16.0 million for the three months ended September 30, 2018 to $28.6 million for the three months ended September 30, 2019, primarily attributable to $7.2 million increased stock compensation expense to account for the probable vesting of RSUs at the expiration of the IPO lock-up period, 16% increase in headcount of U.S.-based employees and $1.7 million related to new products and services.

Personnel expense increased by $20.4 million, or 44%, from $46.0 million for the nine months ended September 30, 2018 to $66.4 million for the nine months ended September 30, 2019, primarily attributable to $7.2 million increased stock compensation expense to account for the probable vesting of RSUs at the expiration of the IPO lock-up period, 16% increase in headcount of U.S.-based employees and $4.1 million related to new products and services.

Outsourcing and professional fees

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Outsourcing and professional fees	$16,041	$12,902	$3,139	24%	$42,797	$35,920	$6,877	19%
Percentage of total revenue	10.4%	10.0%			9.8%	10.0%

Outsourcing and professional fees increased by $3.1 million, or 24%, from $12.9 million for the three months ended September 30, 2018 to $16.0 million for the three months ended September 30, 2019. This increase resulted primarily from increased use of professional services to support public company readiness, and outsourcing costs to support the continued growth of the business.

Outsourcing and professional fees increased by $6.9 million, or 19%, from $35.9 million for the nine months ended September 30, 2018 to $42.8 million for the nine months ended September 30, 2019. This increase resulted primarily from increased use of professional services of $4.6 million to support public company readiness and continued growth of the business, outsourcing costs of $4.0 million due in part to increase in our usage of offshore service centers and $0.7 million increased spending related to new products and services. This increase was partially offset by $1.9 million decrease in debt financing fees compared to the same period in the prior year.

General, administrative and other

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(thousands)	2019	2018	$	%	2019	2018	$	%
General, administrative and other	$3,886	$2,895	$991	34%	$10,816	$7,703	$3,113	40%
Percentage of total revenue	2.5%	2.3%			2.5%	2.1%

General, administrative and other expense increased by $1.0 million, or 34%, from $2.9 million for the three months ended September 30, 2018 to $3.9 million for the three months ended September 30, 2019, primarily due to increases in postage and shipping expenses, travel expense, and other general and administrative expenses due to new products and services and continuing growth of the business.

General, administrative and other expense increased by $3.1 million, or 40%, from $7.7 million for the nine months ended September 30, 2018 to $10.8 million for the nine months ended September 30, 2019, primarily due to increases in postage and shipping expenses, travel expense, and other general and administrative expenses due to new products and services and continuing growth of the business.

Income taxes

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(thousands)	2019	2018	$	%	2019	2018	$	%
Income tax expense	$4,386	$8,242	$(3,856)	(47)%	$14,846	$37,160	$(22,314)	(60)%
Percentage of total revenue	2.9%	6.4%			3.4%	10.4%
Effective tax rate	30%	28%			28%	27%

Income tax expense decreased by $3.9 million or 47%, from $8.2 million for the three months ended September 30, 2018 to $4.4 million for the three months ended September 30, 2019, primarily as a result of higher pretax income for the three months ended September 30, 2018.

Income tax expense decreased by $22.3 million or 60%, from $37.2 million for the nine months ended September 30, 2018 to $14.8 million for the nine months ended September 30, 2019, primarily as a result of higher pretax income for the nine months ended September 30, 2018.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

We calculate the fair value of loans receivable at fair value using a detailed model to project and discount expected cash flows based upon the terms of the loans, expected remaining charge-offs and prepayments. The fair value is a function of:

•	Portfolio yield;

•	Average life;

•	Prepayments;

•	Remaining cumulative charge-offs; and

•	Discount rate.
Portfolio yield is the expected interest and fees collected from the loans as an annualized percentage of outstanding principal balance. Portfolio yield is based upon (a) the contractual interest rate, reduced by expected delinquencies and interest charge-offs and (b) late fees, net of late fee charge-offs based upon expected delinquencies. Origination fees are not included in portfolio yield since they are capitalized as part of the loan’s principal balance at origination.

Average life is the time-weighted average of expected principal payments divided by outstanding principal balance.

The timing of principal payments is based upon contractual amortization of loans, modified for the impact of prepayments, Good Customer Program refinances, and charge-offs.

Remaining cumulative charge-offs is the expected net principal charge-offs over the remaining life of the loans, divided by the outstanding principal balance.

Discount rate is the sum of the interest rate and the credit spread. The interest rate is based upon the interpolated swap curve rate that corresponds to the average life. The credit spread is based upon the credit spread implied by the whole loan purchase price at the time the flow sale agreement was entered into, updated for changes in credit spreads on our Fair Value Notes, which serve as a proxy for how a whole loan buyer would adjust their yield requirements relative to the originally agreed price.

It is also possible to estimate the fair value of our loans using a simplified calculation. The table below illustrates a simplified calculation to aid investors in understanding how fair value may be estimated using the last six quarters:

•	Subtracting the servicing fee from the weighted average portfolio yield over the remaining life of the loans to calculate net portfolio yield;

•
Multiplying the net portfolio yield by the weighted average life in years of the loans receivable, which is based upon the contractual amortization of the loans and expected remaining prepayments and charge-offs to calculate net cash flow;

•	Subtracting the remaining cumulative charge-offs from the net portfolio yield to calculate the net cash flow;

•	Subtracting the product of the discount rate and the average life from the net cash flow to calculate the gross fair value premium as a percentage of loan principal balance; and

•
Subtracting the accrued interest and fees as a percentage of loan principal balance from the gross fair value premium as a percentage of loan principal balance to calculate the fair value premium as a percentage of loan principal balance.

The table below reflects the application of this methodology for the seven quarters since the election of the fair value option effective as January 1, 2018.

	Three Months Ended
	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Weighted average portfolio yield over the remaining life of the loans	32.08%	32.43%	32.59%	32.76%	32.84%	32.80%	32.55%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	27.08%	27.43%	27.59%	27.76%	27.84%	27.80%	27.55%
Multiplied by: Weighted average life in years	0.78	0.79	0.80	0.85	0.88	0.92	0.97
Pre-loss cash flow	21.13%	21.67%	22.07%	23.60%	24.50%	25.58%	26.72%
Less: Remaining cumulative charge-offs	(9.87)%	(10.05)%	(10.00)%	(10.52)%	(11.23)%	(9.48)%	(8.77)%
Net cash flow	11.26%	11.62%	12.07%	13.08%	13.27%	16.10%	17.95%
Less: Discount rate multiplied by average life	(6.19)%	(6.62)%	(7.09)%	(7.82)%	(7.87)%	(8.13)%	(8.45)%
Gross fair value premium as a percentage of loan principal balance	5.07%	5.00%	4.98%	5.26%	5.40%	7.97%	9.50%
Less: Accrued interest and fees as a percentage of loan principal balance	(0.97)%	(0.93)%	(0.97)%	(1.01)%	(0.82)%	(0.90)%	(0.84)%
Fair value premium as a percentage of loan principal balance	4.10%	4.07%	4.01%	4.25%	4.58%	7.07%	8.66%
Discount Rate	7.93%	8.38%	8.86%	9.20%	8.94%	8.84%	8.71%

The table below reflects the application of this methodology for seven quarters under fair value pro forma as if we had elected the fair value option since inception.

	Three Months Ended
	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Weighted average portfolio yield over the remaining life of the loans	31.89%	32.37%	32.45%	32.68%	32.74%	31.96%	30.78%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	26.89%	27.37%	27.45%	27.68%	27.74%	26.96%	25.78%
Multiplied by: Weighted average life in years	0.77	0.76	0.75	0.76	0.75	0.79	0.78
Pre-loss cash flow	20.71%	20.80%	20.59%	21.03%	20.81%	21.30%	20.11%
Less: Remaining cumulative charge-offs	(9.83)%	(9.94)%	(9.83)%	(10.18)%	(11.00)%	(9.47)%	(8.95)%
Net cash flow	10.88%	10.86%	10.76%	10.85%	9.81%	11.83%	11.16%
Less: Discount rate multiplied by average life	(6.11)%	(6.37)%	(6.65)%	(6.98)%	(6.64)%	(6.92)%	(6.72)%
Gross fair value premium as a percentage of loan principal balance	4.77%	4.49%	4.11%	3.87%	3.17%	4.91%	4.44%
Less: Accrued interest and fees as a percentage of loan principal balance	(0.96)%	(0.92)%	(0.96)%	(1.00)%	(0.94)%	(0.92)%	(0.94)%
Fair value premium as a percentage of loan principal balance	3.81%	3.57%	3.15%	2.87%	2.23%	3.99%	3.50%
Discount Rate	7.93%	8.38%	8.86%	9.19%	8.85%	8.76%	8.61%

The illustrative tables included above are designed to assist investors in understanding the impact of our election of the fair value option. For a presentation of the actual impact of the election of the fair value option for the periods presented in the financial statements included elsewhere in this report, please see the next section, “Non-GAAP Financial Measures.” The fair value pro forma information is presented in that section because they are non-GAAP presentations, as they show the impact of fair value pro forma for periods that precede January 1, 2018, the effective date of our fair value option election.

NON-GAAP FINANCIAL MEASURES

We believe that the provision of non-GAAP financial measures in this report, including fair value pro forma adjusted EBITDA, fair value pro forma adjusted net income, fair value pro forma adjusted operating efficiency and fair value pro forma adjusted return on equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

•	Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure.

•	These measures do not consider the potentially dilutive impact of stock-based compensation.

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and Fair Value Pro Forma Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements.

•
Although excess provision represents the portion of provision for loan losses not attributable to net principal charge-offs occurring in the current period, it is expected that net principal charge-offs in the amount of the excess provision will occur in future periods.

•	Although the fair value mark-to-market adjustment is a non-cash adjustment, it does reflect our estimate of the price a third party would pay for our Fair Value Loans or our Fair Value Notes.

•	Fair Value Pro Forma Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.

Fair Value Pro Forma

We have elected the fair value option to account for all Fair Value Loans held for investment that were originated on or after January 1, 2018, and for all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we have provided below unaudited financial information for the three and nine months ended September 30, 2019 and 2018 on a pro forma basis, or the fair value pro forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Period-to-period Change in FV PF
	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$139,272	$(270)	$139,002	$115,863	$(2,422)	$113,441	$25,561	23%
Non-interest income	14,608	—	14,608	12,621	—	12,621	1,987	16%
Total revenue	153,880	(270)	153,610	128,484	(2,422)	126,062	27,548	22%
Less:
Interest expense	15,499	(355)	15,144	11,932	(606)	11,326	3,818	34%
Provision (release) for loan losses	(426)	426	—	7,066	(7,066)	—	—	—%
Net decrease in fair value	(24,339)	(3,219)	(27,558)	(6,869)	(32,945)	(39,814)	12,256	(31)%
Net revenue	114,468	(3,560)	110,908	102,617	(27,695)	74,922	35,986	48%
Operating expenses:
Technology and facilities	26,772	—	26,772	20,879	—	20,879	5,893	28%
Sales and marketing	24,717	—	24,717	20,855	—	20,855	3,862	19%
Personnel	28,637	—	28,637	16,005	—	16,005	12,632	79%
Outsourcing and professional fees	16,041	—	16,041	12,902	—	12,902	3,139	24%
General, administrative and other	3,886	—	3,886	2,895	—	2,895	991	34%
Total operating expenses	100,053	—	100,053	73,536	—	73,536	26,517	36%
Income before taxes	14,415	(3,560)	10,855	29,081	(27,695)	1,386	9,469	683%
Income tax expense	4,386	(1,083)	3,303	8,242	(7,863)	379	2,924	772%
Net income (loss)	$10,029	$(2,477)	$7,552	$20,839	$(19,832)	$1,007	$6,545	650%

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			Period-to-period Change in FV PF
	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$395,778	$(1,595)	$394,183	$323,956	$(10,847)	$313,109	$81,074	26%
Non-interest income	39,026	—	39,026	34,611	—	34,611	4,415	13%
Total revenue	434,804	(1,595)	433,209	358,567	(10,847)	347,720	85,489	25%
Less:
Interest expense	44,751	(1,054)	43,697	33,622	(2,441)	31,181	12,516	40%
Provision (release) for loan losses	(3,755)	3,755	—	19,597	(19,597)	—	—	—%
Net increase (decrease) in fair value	(78,567)	(14,053)	(92,620)	34,047	(109,870)	(75,823)	(16,797)	22%
Net revenue	315,241	(18,349)	296,892	339,395	(98,679)	240,716	56,176	23%
Operating expenses:
Technology and facilities	72,849	—	72,849	60,410	—	60,410	12,439	21%
Sales and marketing	69,084	—	69,084	54,084	—	54,084	15,000	28%
Personnel	66,414	—	66,414	45,997	—	45,997	20,417	44%
Outsourcing and professional fees	42,797	—	42,797	35,920	—	35,920	6,877	19%
General, administrative and other	10,816	—	10,816	7,703	—	7,703	3,113	40%
Total operating expenses	261,960	—	261,960	204,114	—	204,114	57,846	28%
Income before taxes	53,281	(18,349)	34,932	135,281	(98,679)	36,602	(1,670)	(5)%
Income tax expense	14,846	(5,060)	9,786	37,160	(27,127)	10,033	(247)	(2)%
Net income (loss)	$38,435	$(13,289)	$25,146	$98,121	$(71,552)	$26,569	$(1,423)	(5)%

Fair Value Pro Forma Consolidated Balance Sheet Data:

	September 30, 2019			December 31, 2018			Period-to-period Change in FV PF
	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$154,512	$—	$154,512	$70,475	$—	$70,475	$84,037	119%
Restricted cash	65,907	—	65,907	58,700	—	58,700	7,207	12%
Loans receivable (1)	1,750,870	5,389	1,756,259	1,523,250	21,182	1,544,432	211,827	14%
Other assets	121,298	(6,023)	115,275	87,514	(2,510)	85,004	30,271	36%
Total assets	2,092,587	(634)	2,091,953	1,739,939	18,672	1,758,611	333,342	19%
Total debt (2)	1,491,848	2,093	1,493,941	1,310,266	(311)	1,309,955	183,986	14%
Other liabilities	139,622	(1,034)	138,588	83,124	7,318	90,442	48,146	53%
Total liabilities	1,631,470	1,059	1,632,529	1,393,390	7,007	1,400,397	232,132	17%
Total stockholder's equity	461,117	(1,693)	459,424	346,549	11,665	358,214	101,210	28%
Total liabilities and stockholders' equity	$2,092,587	$(634)	$2,091,953	$1,739,939	$18,672	$1,758,611	$333,342	19%
(1) The information included in the As Reported figure includes loans receivable at fair value and loans receivable at amortized cost, net of unamortized deferred origination costs and fees and allowance for loan losses.
(2) The information included in the As Reported figure includes asset-backed notes at fair value and asset-backed notes at amortized cost, net of deferred financing costs. As Reported and FV Pro Forma figures include secured financing measured under amortized cost accounting.

Fair Value Pro Forma Adjusted EBITDA

Fair Value Pro Forma Adjusted EBITDA is a non-GAAP financial measure defined as our net income (loss), adjusted for the impact of our election of the fair value option, and further adjusted to eliminate the effect of certain items as described below. We believe that Fair Value Pro Forma Adjusted EBITDA is an important measure because it allows management, investors and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of taxes, certain non-cash items, variable charges and timing differences.

•	We believe it is useful to exclude the impact of our income tax provision because historically our income tax provision has not matched our payment of cash taxes.

•	We believe it is useful to exclude the impact of depreciation and amortization and stock-based compensation expense because they are non-cash charges.

•
We exclude the impact of the litigation reserves, if any, because we do not believe that this item reflects our ongoing business operations. There are no litigation reserves as of September 30, 2019 or 2018.

•
We also reverse origination fees for Fair Value Loans, net. As a result of our election of the fair value option for our Fair Value Loans, we recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.

•	We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value mark-to-market adjustment on fair value loans	$7,927	$(19,787)	$21,339	$(18,611)
Fair value mark-to-market adjustment on asset-backed notes	(1,789)	2,858	(19,324)	8,125
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$6,138	$(16,929)	$2,015	$(10,486)

The following table presents a reconciliation of net income (loss) to Fair Value Pro Forma Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Pro Forma Adjusted EBITDA	2019	2018	2019	2018
Net income	$10,029	$20,839	$38,435	$98,121
Fair value pro forma net income adjustment	(2,477)	(19,832)	(13,289)	(71,552)
Fair value pro forma net income (1)	$7,552	$1,007	$25,146	$26,569
Adjustments:
Income tax expense	3,303	379	9,786	10,033
Depreciation and amortization	3,591	2,990	9,658	8,698
Stock-based compensation expense	11,163	1,850	15,178	5,036
Origination fees for Fair Value Loans, net	(909)	(1,403)	(440)	(1,725)
Fair value mark-to-market adjustment	(6,138)	16,929	(2,015)	10,486
Fair Value Pro Forma Adjusted EBITDA	$18,562	$21,752	$57,313	$59,097
(1) Three and nine months ended September 30, 2019 fair value pro forma net income figure includes operating expenses of $3.7 million and $9.2 million, respectively associated with the launch of new products and services (auto, credit card, and OportunPath).

Fair Value Pro Forma Adjusted Net Income

We define Fair Value Pro Forma Adjusted Net Income as our net income (loss), adjusted for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), stock-based compensation expenses and litigation reserve, net of tax. We believe that Fair Value Pro Forma Adjusted Net Income is an important measure of operating performance because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period.

•
We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular tax items that do not reflect our ongoing business operations.

•	We believe it is useful to exclude stock-based compensation expense, net of tax, because it is a non- cash charge.

•
We exclude the impact of the litigation reserve, net of tax, if any, because we do not believe that this item reflects our ongoing business operations. There are no litigation reserves as of September 30, 2019 or 2018.

•	We include the impact of normalized income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Fair Value Pro Forma Adjusted Net Income for the three and nine months ended September 30, 2019 and 2018 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fair Value Pro Forma Adjusted Net Income	2019	2018	2019	2018
Net income	$10,029	$20,839	$38,435	$98,121
Fair value pro forma net income adjustment	(2,477)	(19,832)	(13,289)	(71,552)
Fair value pro forma net income (1)	$7,552	$1,007	$25,146	$26,569
Adjustments:
Income tax expense	3,303	379	9,786	10,033
Stock-based compensation expense	11,163	1,850	15,178	5,036
Adjusted income before taxes	22,018	3,236	50,110	41,638
Normalized income tax expense	6,698	886	14,260	11,414
Fair Value Pro Forma Adjusted Net Income	$15,320	$2,350	$35,850	$30,224
Income tax rate (2)	30%	27%	28%	27%
(1) Three and nine months ended September 30, 2019 fair value pro forma net income figure includes operating expenses of $3.7 million ($2.6 million net of tax) and $9.2 million ($6.6 million net of tax), respectively associated with the launch of new products and services (auto, credit card, and OportunPath).
(2) Income tax rate is based on the effective tax rate.

Fair Value Pro Forma Adjusted Earnings Per Share (“Adjusted EPS”)

Fair Value Pro Forma Adjusted Earnings per Share is a non-GAAP financial measure that allows management, investors and our board of directors to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding post initial public offering. In addition, it provides a useful measure for period-to-period comparisons of our business, as it considers the effect of conversion of all preferred shares as of the beginning of each annual period.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2019 and 2018. For the reconciliation of net income (loss) to Fair Value Pro Forma Adjusted Net Income, see the immediately preceding table “Fair Value Pro Forma Adjusted Net Income.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted (loss) earnings per share	$(6.39)	$0.64	$—	$3.42
Diluted Adjusted EPS
Fair Value Pro Forma Adjusted Net Income	$15,320	$2,350	$35,850	$30,224

Basic weighted-average common shares outstanding	4,294,107	2,631,416	3,397,503	2,468,792
Weighted-average common shares outstanding based on assumed preferred conversion	18,038,315	19,374,574	18,725,641	19,470,626
Weighted average effect of dilutive securities:
Stock options	1,386,546	1,343,455	1,306,785	1,266,688
Restricted stock units	114,337	—	38,935	—
Warrants	12,714	15,503	12,030	15,288
Diluted adjusted weighted-average common shares outstanding	23,846,019	23,364,948	23,480,894	23,221,394

Diluted adjusted earnings per share	$0.64	$0.10	$1.53	$1.30

Fair value pro forma adjusted return on equity

We define Fair value pro forma adjusted return on equity, or Fair Value Pro Forma Adjusted ROE, as annualized Fair Value Pro Forma Adjusted Net Income divided by average fair value pro forma total stockholders’ equity. For interim periods, we annualize fair value pro forma adjusted net income by multiplying by two. Average fair value pro forma stockholders’ equity is an average of the beginning and ending fair value pro forma stockholders’ equity balance for each period. We believe Fair value pro forma adjusted return on equity is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to equity and how well we generate income from the equity available.

The following table presents a reconciliation of Return on equity to Fair value pro forma return on equity for the three and nine months ended September 30, 2019 and 2018. For the reconciliation of net income (loss) to Fair value pro forma adjusted netincome, see the immediately preceding table “Fair value pro forma adjusted net income.”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
Return on equity	9.6%	27.0%	12.7%	48.7%
Fair value pro forma adjusted return on equity
Fair Value Pro Forma Adjusted Net Income	$15,320	$2,350	$35,850	$30,224
Fair value pro forma average stockholders' equity	$419,588	$342,900	$408,819	$328,221
Fair value pro forma adjusted return on equity	14.6%	2.7%	11.7%	12.3%

Fair value pro forma adjusted operating efficiency

We define Fair value pro forma adjusted operating efficiency as fair value pro forma total operating expenses (excluding stock-based compensation expense) divided by fair value pro forma total revenue. We believe Fair value pro forma adjusted operating efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating efficiency to Fair value pro forma operating efficiency.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating efficiency	65.0%	57.2%	60.2%	56.9%
Fair value pro forma adjusted operating efficiency
Total revenue	$153,880	$128,484	$434,804	$358,567
Fair value pro forma total revenue adjustments	(270)	(2,422)	(1,595)	(10,847)
Total fair value pro forma revenue	153,610	126,062	433,209	347,720
Total operating expense	100,053	73,536	261,960	204,114
Stock-based compensation expense	(11,163)	(1,850)	(15,178)	(5,036)
Fair value pro forma operating expense adjustments	—	—	—	—
Total fair value pro forma operating expenses	$88,890	$71,686	$246,782	$199,078
Fair value pro forma adjusted operating efficiency	57.9%	56.9%	57.0%	57.3%

Liquidity and Capital Resources

Sources of liquidity

To date, we have funded our lending activities and operations primarily through private issuances of debt facilities, placements of convertible preferred stock, cash from operating activities and, since November 2014, the sale of loans to a third-party financial institution. We anticipate issuing additional securitizations, entering into additional secured financings and continuing whole loan sales.

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of September 30, 2019:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$—
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.22%	250,000
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
Asset-Backed Securitization-Series 2018-B Notes	7/1/2021	4.09%	213,159
Asset-Backed Securitization-Series 2018-A Notes	3/1/2021	3.83%	200,004
Asset-Backed Securitization-Series 2017-B Notes	10/1/2020	3.51%	200,000
Asset-Backed Securitization-Series 2017-A Notes	6/1/2020	3.36%	160,001
			$1,473,166

The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party financial institution are not on our balance sheet once sold. We currently act as servicer in exchange for a servicing fee with respect to the loans purchased by the third-party financial institution.

Lenders do not have direct recourse to Oportun Financial Corporation or Oportun, Inc.

Debt

Our ability to utilize our secured financing facility as described herein is subject to compliance with various requirements, including:

•	Eligibility Criteria. In order for our loans to be eligible for purchase by Oportun Funding V, they must meet all applicable eligibility criteria;

•	Concentration Limits. The collateral pool is subject to certain concentration limits that, if exceeded, would reduce our borrowing base availability by the amount of such excess; and

•
Covenants and Other Requirements. The secured financing contains several financial covenants, portfolio performance covenants and other covenants or requirements that, if not complied with, may result in an event of default and/or an early amortization event causing the accelerated repayment of amounts owed.

As of September 30, 2019, we were in compliance with all covenants and requirements per the debt facility.

For more information regarding our secured financing facility, see Notes 4 and 8 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including:

•	Eligibility Criteria. In order for our loans to be eligible for purchase by our wholly owned special purpose subsidiaries they must meet all applicable eligibility criteria; and

•
Covenants and Other Requirements. Our securitization facilities contain pool concentration limits, pool performance covenants and other covenants or requirements that, if not complied with, may result in an event of default, and/or an early amortization event causing the accelerated repayment of amounts owed.

As of September 30, 2019, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4 and 8 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2014, we initially entered into a whole loan sale agreement with an institutional investor that was amended most recently for a one-year term on September 12, 2019, providing, among other things, to extend the term through November 10, 2020. Pursuant to this agreement, we have committed to sell at least 10% of our loan originations, subject to certain eligibility criteria, over two years, with an option to sell an additional 5%. We are currently selling 15% of our loan originations to the institutional investor. We retain all rights and obligations involving the servicing of the loans and earn servicing revenue of 5% of the daily average principal balance of sold loans for the month. The loans are randomly selected and sold at a pre-determined purchase price above par and we recognize a gain on the loans. We sell loans on two days each week. We have not repurchased any loans sold in this facility and do not anticipate repurchasing loans sold in this facility in the future. We therefore do not record a reserve related to our repurchase obligations from the whole loan sale agreement.

In addition, under a pilot program, we entered into a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of our loans originated under our “access” loan program intended to make credit available to select borrowers who do not qualify for credit under our principal loan origination program. We recognize servicing revenue of 5% of the daily average principal balance of sold loans for the month. We will continue to evaluate additional whole loan sale opportunities in the future and have not made any determinations regarding the percentage of loans we may sell.

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash, cash equivalents and restricted cash	$220,419	$94,258
Cash provided by (used in)
Operating activities	167,241	100,434
Investing activities	(299,963)	(301,312)
Financing activities	223,966	200,981

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $167.2 million and $100.4 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, amortization of deferred financing and loan costs, amortization of debt discount, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense, provision for loan losses and deferred tax assets, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash used in investing activities was $300.0 million and $301.3 million for the nine months ended September 30, 2019 and 2018, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development.

Financing Activities

Our net cash provided by financing activities was $224.0 million and $201.0 million for the nine months ended September 30, 2019 and 2018, respectively. During those time periods, net cash provided by financing activities was primarily driven by borrowings on our secured financing and asset-backed notes, partially offset by repayments on those borrowings, and net proceeds from our initial public offering.

Operating and capital expenditure requirements

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional equity or debt financing. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, total revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies from those disclosed in our Prospectus, under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our Prospectus.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as previously disclosed in our prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2019, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act ) during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may bring or be subject to legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights and shareholder claims.

On June 13, 2017, a complaint, captioned Atinar Capital II, LLC and James Gutierrez v. David Strohm, et. al., CGC 17-559515, or the Atinar Lawsuit, was filed by plaintiffs James Gutierrez and Atinar Capital II, LLC (an LLC controlled by Gutierrez), or the Gutierrez Plaintiffs, in the Superior Court of the State of California, County of San Francisco, against certain of our current and former directors and officers, and certain of our stockholders alleging that the defendants breached their fiduciary duties to our common stockholders in their capacities as officers, directors and/or controlling stockholders by approving certain of our preferred stock financing rounds that diluted the ownership of our common stockholders and that certain defendants allegedly aided and abetted such breaches. On October 17, 2019, after being given leave by the court to amend its complaint, the plaintiffs filed a second amended complaint that added Gutierrez Family Holdings, LLC (another entity controlled by Gutierrez) as an additional plaintiff, and pleading the case in the alternative as a derivative shareholder suit. As part of the derivative shareholder suit, Oportun Financial Corporation was added as a nominal defendant. The second amended complaint seeks unspecified monetary damages and other relief. Except as noted above, neither we nor any of our corporate affiliates have been named as a defendant. We indemnify our current and former directors and officers to whom we have indemnification obligations for fees incurred in connection with this matter, and if such directors and officers incur any losses in connection with this matter, we may be required to indemnify them for such losses.

On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007, or the Opportune Lawsuit, was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against us and our wholly-owned subsidiary, Oportun, LLC. The complaint alleges various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against us and Oportun, LLC. The complaint calls for injunctive relief requiring us and Oportun, LLC to cease using our marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff also initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of our trademarks, or the Cancellation Proceeding and, together with the Opportune Lawsuit, the Opportune Matter. On March 5, 2018, the Trademark Trial and Appeal Board granted our motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the Court dismissed with prejudice the plaintiff’s misappropriation claim. On February 22, 2019, Plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act. On August 30, 2019, we filed a motion for summary judgment to dismiss all claims. No trial date has been set.

We believe that the Atinar Lawsuit and the Opportune Matter are without merit and we intend to vigorously defend the actions.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, results of operations and financial condition. The following risks could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report and general economic and business risks before making a decision to invest in our common stock.

Risks Relating to Our Business

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

We have experienced recent, rapid growth and have a limited operating history at our current scale. Assessing our business and future prospects may be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

•
increase the volume of loans originated through our various origination channels, including retail locations, direct mail marketing, contact centers and online, which includes our mobile origination solution;

•	increase the effectiveness of our direct mail marketing, radio and television advertising, digital advertising and other marketing strategies;

•	efficiently manage and expand our presence and activities in states in which we operate, as well as expand into new states;

•	successfully build our brand and protect our reputation from negative publicity;

•	manage our net charge-off rates;

•	maintain the terms on which we lend to our customers;

•	protect against increasingly sophisticated fraudulent borrowing and online theft;

•	enter into new markets and introduce new products and services;

•	continue to expand our customer demographic focus from our original customer base of Spanish- speaking customers;

•	successfully maintain our diversified funding strategy, including loan warehouse facilities, whole loan sales and securitization transactions;

•	successfully manage our interest rate spread against our cost of capital;

•	successfully adjust our proprietary credit risk models, products and services in response to changing macroeconomic conditions and fluctuations in the credit market;

•	effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad;

•	effectively secure and maintain the confidentiality of the information provided and utilized across our systems;

•
successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer financial services to low-to-moderate income customers underserved by traditional, mainstream financial institutions;

•	attract, integrate and retain qualified employees; and

•	successfully adapt to complex and evolving regulatory environments.
If we are not able to timely and effectively address these risks and difficulties, our business and results of operations may be harmed.

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our total revenue grew from $361.0 million in 2017 to $497.6 million in 2018. During the same periods, our aggregate originations were $1.4 billion and $1.8 billion, respectively. For the nine months ended September 30, 2019, total revenue was $434.8 million and aggregate originations were $1.4 billion. We expect that, in the future, even if our revenue continues to increase, our revenue and aggregate origination growth rates may decline.

In addition, we expect to continue to expend substantial financial and other resources on:

•	personnel, including potential significant increases to total compensation as we grow our employee headcount;

•	sales and marketing, including expenses relating to increased local, mobile, online, radio, television and direct mail marketing efforts;

•	product development, including the continued development of our proprietary credit risk models and our mobile and online channels;

•	development of new products for our target customers, including credit cards, auto loans or other financial services such as OportunPath, through internal development or acquisition;

•	diversification of funding sources, including bank lines of credit, loan warehouse facilities, whole loan sales and securitization transactions;

•	brand development;

•	retail space, as we expand our retail footprint;

•	office space, as we increase our growing employee base;

•	technology, including upgrades to our technology infrastructure, cybersecurity investments and new feature development;

•	expansion into new geographic regions, product markets and customer segments; and

•	general administration and other expenses related to being a publicly traded company, as well as complying with the requirements of the changing regulatory landscape and our diverse funding sources.
In addition, our historical rapid growth has placed, and may continue to place, significant demands on our management and our operational and financial resources. We will need to improve our operational, financial and management controls and our reporting systems and procedures as we continue to grow our business and add more personnel. If we cannot manage our growth effectively, our results of operations will suffer.

We have incurred net losses in the past and may incur net losses in the future.

For the year ended December 31, 2018, we generated net income of $123.4 million. However, for the year ended December 31, 2017, we experienced a net loss of $10.2 million, and we have experienced a net loss in years prior to 2017. As of December 31, 2018, our retained earnings were $52.7 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the levels of our total revenue, interest expense, provision (release) for loan losses, net increase (decrease) in fair value and non-interest expenses, net income and other key metrics, are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, especially as a result of our election of the fair value option as of January 1, 2018. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•	loan volumes, loan mix and the channels through which our loans are originated;

•	the effectiveness of our direct marketing and other marketing channels;

•	the timing and success of new products and origination channels;

•	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;

•	net charge-off rates;

•	adjustments to the fair value of our Fair Value Loans and Fair Value Notes;

•	our cost of borrowing money and access to the capital markets; and

•	general economic, industry and market conditions.
In addition, we experience significant seasonality in demand for our loans, which is generally lower in the first quarter. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our customers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces their borrowing needs. While our growth has obscured this seasonality from our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. Such seasonality and other fluctuations in our quarterly results may also adversely affect the price of our common stock.

Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. However, we cannot guarantee that these financing sources will continue to be available beyond the current maturity dates of our existing securitizations and debt financing, on reasonable terms or on any terms at all. Our ability to continue to grow our business and increase the volume of loans that we make to customers will depend on our ability to obtain financing through additional securitization transactions, the expansion of our existing debt or loan sale facilities and/or the addition of new sources of capital.

The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system and uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full.

We have closed 14 securitization transactions over the past six years. We established a whole loan sale program in 2014 that has been renewed most recently on September 12, 2019 for a one-year term, and in July 2017, we established an additional whole loan sale program to sell 100% of our loans originated under our “access” loan program, which is intended to make credit available to select borrowers who do not qualify for credit under our “core” program, which is our standard loan origination program. We have also entered into a variable funding note warehouse facility which, like our securitization transactions, is backed by a pool of loans. This secured financing facility consists of a single class of revolving floating-rate notes pursuant to which we may make periodic draws subject to a formula borrowing base calculation and a borrowing limit of $400.0 million.

However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. In the past, we have been forced to reduce new loan originations due to lack of capital. If we are unable to arrange financing on favorable terms, we would have to curtail our origination of loans, which could have an adverse effect on our business, results of operations and financial condition.

Our risk management efforts may not be effective, which may expose us to market risks that harm our results of operations.

Our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational risks related to our business, assets and liabilities. Our risk management policies, procedures and techniques, including our risk management models, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify concentrations of risk or additional risks to which we may become subject in the future.

As our loan mix changes and as our product offerings evolve, our risk management strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. Other of our methods for managing risk depend on the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate. In addition, management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, which may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our risk management efforts are ineffective, we could suffer losses that could harm our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our customers, and sanctions or fines from regulators.

We rely extensively on models in managing many aspects of our business. If our models contain errors or are otherwise ineffective, our business could be adversely affected.

Our ability to attract customers and to build trust in our loan products is significantly dependent on our ability to effectively evaluate a customer’s creditworthiness and likelihood of default. In deciding whether to extend credit to prospective customers, we rely heavily on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, customer application data and our credit experience gained through monitoring the performance of our customers over time. Some of these models are built using forms of artificial intelligence, or AI, such as machine learning. If our credit risk models fail to adequately predict the creditworthiness of our customers or their ability to repay their loans due to programming or other errors, or if any portion of the information pertaining to the prospective customer is incorrect, incomplete or becomes stale (whether by fraud, negligence or otherwise), and our systems do not detect such errors, inaccuracies or incompleteness, or any of the other components of our credit decision process described herein fails, we may experience higher than forecasted loan losses. Also, if we are unable to access certain third-party data used in our credit risk models, or access to such data is limited, our ability to accurately evaluate potential customers may be compromised. Credit and other information that we receive from third parties about a customer may also be inaccurate or may not accurately reflect the customer’s creditworthiness, which may adversely affect our loan pricing and approval process, resulting in mispriced loans, incorrect approvals or denials of loans, which would adversely affect our business.

Our reliance on our credit risk models and other models to manage many aspects of our business, including valuation, pricing, collections management, marketing targeting models, fraud prevention, liquidity and capital planning, direct mail and telesales, may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately in a timely manner, or the use of AI). We rely on our credit risk models and other models to develop and manage new products and services with which we have limited development or operating experience as well as new geographies where we have not historically operated. Our assumptions may be inaccurate, and our models may not be as predictive as expected for many reasons, in particular because they often involve matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate environment, and they often involve complex interactions between a number of dependent and independent variables and factors. In particular, even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. The errors or inaccuracies in our models may be material and could lead us to make wrong or sub-optimal decisions in managing our business, and this could harm our business, results of operations and financial condition.

Additionally, if we make errors in the development, validation or implementation of any of the models or tools we use to underwrite the loans that we then securitize or sell to investors, those investors may experience higher delinquencies and losses. We may also be subject to liability to those investors if we misrepresented the characteristics of the loans sold because of those errors. Moreover, future performance of our customers’ loans could differ from past experience because of macroeconomic factors, policy actions by regulators, lending by other institutions or reliability of data used in the underwriting process. To the extent that past experience has influenced the development of our underwriting procedures and proves to be inconsistent with future events, delinquency rates and losses on loans could increase. Errors in our models or tools and an inability to effectively forecast loss rates could also inhibit our ability to sell loans to investors or draw down on borrowings under our warehouse and other debt facilities, which could limit originations of new loans and could hinder our growth and harm our financial performance. Additionally, the use of AI in credit models is relatively new and its impact from a regulatory standpoint is unproven, and any negative regulatory action based upon this could have an adverse impact on our financial performance.

We have elected the fair value option effective as of January 1, 2018, and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations. Further, our election of the fair value option as of January 1, 2018 resulted in a significant one-time impact to our net revenue for the year ended December 31, 2018.

Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including review by our internal valuation and loan loss allowance committee, but these processes may not ensure that our judgments and assumptions are correct.

We have elected the fair value option to account for our Fair Value Loans and Fair Value Notes effective as of January 1, 2018, and we use estimates and assumptions in determining the fair value. Our Fair Value Loans represented 71% of our total assets and Fair Value Notes represented 62% of our total liabilities as of December 31, 2018. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

As a result of the election of the fair value option, our operating results for the year ended December 31, 2018 reflect the fair value of the Fair Value Loans, but such fair value was not offset by declines in fair value for loans made in prior periods resulting from credit losses and other factors, as would have occurred if we had elected the fair value option at inception. Over time, as the Fair Value Loans age and a higher percentage of our loan portfolio become Fair Value Loans, we expect the impact of credit losses reflected in the fair value of our Fair Value Loans to exceed changes in fair value that may occur due to interest rate changes or other market conditions, which will reduce our net revenue. We expect that by the end of 2019, the impact of our election of the fair value option will be minimal because substantially all of our loans will be Fair Value Loans.

If net charge-off rates are in excess of expected loss rates, our business and results of operations may be harmed.

Our personal loan product is not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a customer is unwilling or unable to repay them. A customer’s ability to repay us can be negatively impacted by increases in his or her payment obligations to other lenders under mortgage, credit card and other loans. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. If a customer defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, because our core loans are unsecured loans, they are dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of customers who successfully discharge their loans in a bankruptcy action, our revenue and results of operations could be adversely affected.

We maintain an allowance for loan losses for our loans held for investment and originated prior to January 1, 2018, or the Loans Receivable at Amortized Cost. We incorporate our estimate of lifetime loan losses in our measurement of fair value for our Fair Value Loans. To estimate the appropriate level of allowance for loan losses, we consider known and relevant internal and external factors that affect loan receivable collectability, including the total amount of loans receivable outstanding, historical loan losses, our current collection patterns and economic trends. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. Our methodology for establishing our allowance for loan losses and fair value is based on the guidance in Accounting Standards Codification 450, 820 and 825, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our allowance for loan losses, (i) our provision may be inadequate for our Loans Receivable at Amortized Cost, and (ii) the fair value may be reduced for our Fair Value Loans, which will decrease net revenue. Our allowance for loan losses and our calculation of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for losses or our calculation of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses or our calculation of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate the availability of debt financings to us.

Our results of operations and financial condition and our customers’ willingness to borrow money from us and ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets, historically have created a difficult operating environment for our business and other companies in our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, our customers’ willingness to incur loan obligations and/ or affect our customers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, immigration policies, gas prices, energy costs, government shutdowns, delays in tax refunds and interest rates, as well as events such as natural disasters, acts of war, terrorism, catastrophes and pandemics. In addition, major medical expenses, divorce, death or other issues that affect our customers could affect our customers’ willingness or ability to make payments on their loans. Further, our business currently is heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted towards consumer credit. If the United States experiences an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenue, earnings and cash flows and a deterioration in the value of our investments. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us.

A substantial majority of our new customers have limited or no credit history. Accordingly, such customers have historically been, and may in the future become, affected by adverse macroeconomic conditions. If our customers default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans.

If aspects of our business, including the quality of our loan portfolio or our customers’ ability to pay, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes affect our customers’ willingness or ability to repay their loans, our results of operations, financial condition and liquidity would be adversely affected.

Negative publicity or public perception of our industry or our company could adversely affect our reputation, business and results of operations.

Negative publicity about our industry or our company in the media or on social media platforms, including the terms of our loans, effectiveness of our credit risk models, privacy and security practices, collection practices, litigation, regulatory compliance and the experience of customers, even if inaccurate, could adversely affect our reputation and the confidence in our brand and business model. Our reputation is very important to attracting new customers and retaining existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will continue to maintain a good relationship with customers or avoid negative publicity.

Consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict the dollar amount, interest rate, or other terms of consumer loans, particularly “small dollar” loans and those with short terms. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which may be higher than the interest typically charged by issuers to consumers with more historical creditworthiness; for example, some groups are critical of loans with APRs greater than 36%. The consumer groups, politicians and government and media reports frequently characterize these short-term consumer loans as predatory or abusive toward consumers. Additionally, on August 13, 2018, the California Supreme Court ruled in an opinion entitled De La Torre v. CashCall, Inc. that the annual interest rate on a consumer loan of $2,500 or more could violate the California Financing Law, or CFL, if it is so high to be unconscionable even though the CFL has no restriction on pricing the interest rate for loans of $2,500 and above. The passage of AB 539, effective January 1, 2020 in California, which caps interest rates on loans in California between $2,500 and $10,000, eliminates the risk that the rates on these loans could be deemed to be unconscionable. Additionally, although our interest rates in California are much lower than those at issue in the De La Torre case, the court did not identify any particular interest rate or term that would render a loan unconscionable. If this negative characterization of short-term consumer loans becomes associated with our business model and loan terms, even if inaccurate, demand for our consumer loans could significantly decrease, and it could be less likely that investors purchase our loans or our asset-backed securities, or our lenders extend or renew lines of credit to us, which could adversely affect our results of operations and financial condition.

Negative perception of our consumer loans or other activities may also result in us being subject to more restrictive laws and regulations and potential investigations and enforcement actions. In addition, we may become subject to lawsuits, including class action lawsuits, against us for loans we make or have made, or loans we service or have serviced. If there are changes in the laws affecting any of our consumer loans, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our financial condition and results of operations would be adversely affected.

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of customer information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution, or CDFI. If we are unable to protect our reputation, our business may be adversely affected.

If we do not compete effectively in our target markets, our results of operations could be harmed.

The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter into the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. We primarily compete with other consumer finance companies, credit card issuers, financial technology companies and financial institutions, as well as payday lenders and pawn shops focused on low-to-moderate income customers. Many of our competitors operate with different business models, such as lending as a service, lending through partners or point-of-sale lending, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit scoring models. We may also face competition from companies that have not previously competed in the consumer lending market for customers with little or no credit history. Many of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Our competitors may also have longer operating histories, lower financing costs or costs of capital, more extensive customer bases, more diversified products and customer bases, operational efficiencies, more versatile technology platforms, greater brand recognition and brand loyalty and broader customer and partner relationships than we have. Current or potential competitors may also acquire one of our existing competitors or form strategic alliances with one of our competitors. Our competitors may be better at developing new products, responding more quickly to new technologies and undertaking more extensive marketing campaigns. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the demand for our loan products could stagnate or substantially decline, or our loan products could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.

Our success and future growth depends on our Oportun brand and our successful marketing efforts across channels, and if we are unable to attract or retain customers, our business and financial results may be harmed.

We intend to continue to dedicate significant resources to our marketing efforts, particularly as we develop our brand, as well as expand our loan origination channels, introduce new products and services and enter into new states. Our ability to attract qualified customers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. In the past, we marketed primarily through word of mouth at our retail locations and direct mail, and more recently, through radio and digital advertising, such as paid and unpaid search, e-mail marketing and paid display advertisements. We expect our future marketing programs to include direct mail, radio, television, print, online display, video, digital advertising, search engine optimization, search engine marketing, social media, events and other grassroots activities, as well as retail and digital sources of leads, such as lead aggregators and retail referral partners. The goal of this marketing and advertising is to increase the strength, recognition and trust in our brand and ultimately increase the number of loans made to our customers. The marketing channels that we employ may become more crowded and saturated by other lenders, which may decrease the effectiveness of our marketing campaigns and increase our customer acquisition costs, which may in turn adversely affect our results of operations. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, internet search engines could revise their methodologies, which could adversely affect our customer volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

Our business model relies on our ability to scale rapidly, and if our marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, it could have an adverse effect on our ability to attract customers. If we fail to successfully promote and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose existing customers to our competitors or be unable to attract new customers, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume. Any incremental increases in customer acquisition cost could have an adverse effect on our business, results of operations and financial condition. Furthermore, increases in marketing and other customer acquisition costs may not result in increased loan originations at the levels we anticipate or at all, which could result in a higher customer acquisition cost per account.

Our current and future business growth strategy involves expanding into new markets with new retail location openings, and our failure to integrate or manage new retail locations we open or acquire may adversely affect our business, prospects, results of operations and financial condition.

Opening new retail locations and increasing originations at existing retail locations are important elements of our growth strategy. We opened 50, 42 and 55 new retail locations in 2018, 2017 and 2016, respectively. New retail location openings may impose significant costs on us and subject us to numerous risks, including:

•	identification of new locations and negotiation of acceptable lease terms; and

•	incurrence of additional indebtedness (if necessary to finance new retail locations).
Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable retail locations, the ability to obtain any required government permits and licenses, zoning and occupancy requirements, hiring qualified management and customer service personnel, and other factors, some of which are beyond our control. If we fail to anticipate customers’ needs or market dynamics related to the region or neighborhood of a new retail location, such retail location may not deliver the expected financial results. A recent trend among some municipalities has been to enact zoning restrictions in certain markets. These zoning restrictions may limit the number of non-bank lenders that can operate in an area or require certain distance requirements between competitors, residential areas or highways. Depending on the way a zoning restriction may be drafted, such restriction may restrict our ability to operate within those zoned areas. We may not be able to continue to expand our business successfully through new retail location openings in the future. Our failure to expand, manage or complete the integration of any new retail locations could have an adverse effect on our business, prospects, results of operations and financial condition.

We could experience a decline in repeat customers, which could harm our future operating results.

In order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning customers who have successfully repaid their previous loans. Our repeat loan rates may decline or fluctuate as a result of our expansion into new products and markets or because our customers are able to obtain alternative sources of funding based on their credit history with us, and new customers we acquire in the future may not be as loyal as our current core customer base. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing customer base.

If we are not successful in effectively developing our mobile origination channel, our business could suffer.

We have incurred expenses and expended resources to develop and expand our mobile origination channel. We introduced our mobile platform in California and Texas in 2014 and now offer it in all of the states in which we operate. Since April 2017, we have entered into five new states on a “mobile-first” basis, which is to initially originate and serve our customers in a state without any retail locations, and we anticipate expanding into other states on a “mobile-first” basis. We have limited operating experience in states where we operate only on a “mobile-first” basis without retail locations and cannot predict with certainty how loans originated in such states will perform over time as compared to those originated in states where we have retail locations. Our mobile origination channel must achieve high levels of market acceptance in order for us to recoup our investment.

We face the risks that our mobile and other channels could be unprofitable, increase costs, decrease operating margins or take longer than anticipated to achieve our target margins due to:

•	difficulties with user interface or disappointment with the user experience;

•	defects, errors or failures in our mobile service;

•	negative publicity about our financial products and services or our mobile service’s performance or effectiveness;

•	delays in releasing to the market new financial products and services or mobile service enhancements;

•	uncertainty in applicable consumer protection laws and regulations to the mobile loan environment; and

•	increased risks of fraudulent activity associated with our mobile channel.
Should we fail to expand and evolve our business in this manner or should our mobile origination channels not achieve adequate acceptance in the market, our competitive position, revenue and results of operations would be harmed.

We are, and intend in the future to continue, developing new financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are, and intend in the future to continue, developing new financial products and services, such as credit cards and auto loans. We intend to continue investing significant resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. The borrower profile of customers using our new products and services may not be as attractive as the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business. If we do not realize the expected benefits of our investments, our business, financial condition and prospects may be harmed.

We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.

We intend to continue expanding into new geographic regions. We can provide no assurance that we will achieve similar levels of success, if any, in the new geographic regions where we do not currently operate. In addition, each of the new states where we do not currently operate may have different laws and regulations that apply to our loan products and services. As such, we expect to be subject to significant additional legal and regulatory requirements, including various federal and state consumer lending laws. We have limited experience in managing risks and the compliance requirements attendant to these additional legal and regulatory requirements in new geographies. The costs of compliance and any failure by us to comply with such regulatory requirements in new geographies could harm our business.

Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our customers, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.

We rely on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, customer application data and our credit experience gained through monitoring the payment performance of our customers over time. If we are unable to access certain third-party data used in our credit risk models, or our access to such data is limited, our ability to accurately evaluate potential customers will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations. Third-party data sources include the national credit bureaus and other alternative data sources. Providers of the third-party data used in our scoring models are generally consumer reporting agencies regulated by the Consumer Financial Protection Bureau, or the CFPB. Such data is electronically obtained from third parties and is aggregated by our risk engine to be used in our credit risk models to score applicants and make credit decisions and in our verification processes to confirm customer reported information. Data from consumer reporting agencies and other information that we receive from third parties about a customer may be inaccurate or may not accurately reflect the customer’s creditworthiness, which may cause us to provide loans to higher risk customers than we intend through our underwriting process and/or inaccurately price the loans we make. We use numerous third-party data sources and multiple credit factors within our proprietary credit risk models, which helps mitigate, but does not eliminate, the risk of an inaccurate individual report.

For example, there is a risk that following the date of the third-party data used in our credit risk models, a customer may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, or sustained other adverse financial events, in which case the information we received would not accurately reflect such customer’s risk level and creditworthiness. In addition, if the costs of our access to third-party data is increased or our terms with such third-party data providers worsen, this could have an adverse effect on our financial condition.

We follow procedures to verify each customer’s identity, income, and address, which are designed to minimize fraud. These procedures may include visual inspection of customer identification documents to ensure authenticity, review of paystubs or bank statements for proof of income and employment, and review of analysis of information from credit bureaus, fraud detection databases and other alternative data sources for verification of employment, income and other debt obligations. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. If any of our procedures are not followed, or if these procedures fail, fraud may occur. Additionally, there is a risk that following the date of the loan application, a customer may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income or experienced other adverse financial events. We may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our results of operations may be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our results of operations, brand and reputation and require us to take additional steps to reduce fraud risk, which could increase our costs.

If we are unable to collect payment on and service the loans we make to our customers, our business would be harmed.

Our ability to adequately service our loans is dependent upon our ability to grow and appropriately train our customer service and collections staff, our ability to expand existing and open new contact centers as our loans increase, and our ability to reach our customers via phone, text, or email when they default. Additionally, our customer service and collections staff are dependent upon our maintaining adequate information technology, telephony and internet connectivity such that they can perform their job functions. If we fail to adequately leverage these technologies to service and collect amounts owed in respect of our loans, or if consumers opt to block us from calling, texting, emailing or otherwise contacting them when they are in default, then payments to us may be delayed or reduced, increasing our rate of delinquencies and loan losses, and our total revenue and results of operations will be harmed.

Because we receive a significant amount of cash in our retail locations through customer loan repayments, we may be subject to theft and cash shortages due to employee errors.

Since our business requires us to receive a significant amount of cash in each of our retail locations, we are subject to the risk of theft (including by or facilitated by employees) and cash shortages due to employee errors. Although we have implemented various procedures and programs to reduce these risks, maintain insurance coverage for theft and provide security measures for our facilities, we cannot make assurances that theft and employee error will not occur. We have experienced theft and attempted theft in the past. Material occurrences of theft and employee error could lead to cash losses and could adversely affect our results of operations.

We are exposed to geographic concentration risk.

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural or man-made disasters in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables is originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural or man-made disasters or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of September 30, 2019, 61%, 25%, 5%, 4%, 2% and 2% of the owned principal balance related to customers from California, Texas, Illinois, Florida, Nevada and Arizona, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations. Any one or more of these developments may significantly reduce our revenue and cash flow and may adversely affect our results of operations.

Changes in immigration patterns, policy or enforcement could affect some of our customers, including those who may be undocumented immigrants, and consequently impact the performance of our loans, our business and results of operations.

Some of our customers are immigrants and some may not be U.S. citizens or permanent resident aliens. We follow appropriate customer identification procedures as mandated by law, including accepting government issued picture identification that may be issued by non-U.S. governments, as permitted by the USA PATRIOT Act, but we do not verify the immigration status of our customers, which we believe is consistent with industry best practices and is not required by law. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policy or enforcement could cause some customers to emigrate from the United States, either voluntarily or involuntarily, or slow the flow of new immigrants to the United States. Immigration reform is a legislative priority of the current administration, which could lead to changes in laws that make it more difficult or less desirable for immigrants to work in the United States, resulting in increased delinquencies and losses on our loans or a decrease in future originations due to more difficulty for potential customers to earn income. In addition, if we or our competitors receive negative publicity around making loans to undocumented immigrants, it may draw additional attention from regulatory bodies or consumer advocacy groups, all of which may harm our brand and business. There is no assurance that a significant change in U.S. immigration patterns, policy, laws or enforcement will not occur. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. Any such change could adversely affect our business, financial condition, results of operations and cash flow.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.

We earn over 90% of our revenue from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to customers and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our net revenue will decrease, and our financial results and operating performance will be harmed. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors. These include our ability to access capital markets based on our business performance, the volume of loans we make to our customers, loan mix, competition and regulatory limitations, including regulations of certain states on the maximum rates customers can be charged for certain loan sizes.

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Interest rate changes may require us to make adjustments to the fair value of our Fair Value Loans or Fair Value Notes, which may in turn adversely affect our results of operations. For instance, interest rates recently declined significantly. When interest rates fall, the fair value of our Fair Value Loans increases, which increases net revenue. In addition, decreasing interest rates also increase the fair value of our Fair Value Notes, which reduces net revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value did not fully offset each other resulting in a negative impact on net revenue. We do not currently hedge our interest rate exposure associated with our debt financing. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations and financial condition.

In connection with our securitizations, secured financing facility, and whole loan sales, we make representations and warranties concerning these loans. If those representations and warranties are not correct, we could be required to repurchase the loans. Any significant required repurchases could have an adverse effect on our ability to operate and fund our business.

In our asset-backed securitizations, our secured financing facility and our whole loan sales, we make numerous representations and warranties concerning the characteristics of the loans we transfer and sell, including representations and warranties that the loans meet the eligibility requirements of those facilities and investors. If those representations and warranties are incorrect, we may be required to repurchase the loans. Failure to repurchase so-called ineligible loans when required would constitute an event of default under our securitizations, our secured financing facility and our whole loan sales and a termination event under the applicable agreement. We can provide no assurance, however, that we would have adequate cash or other qualifying assets available to make such repurchases. Such repurchases could be limited in scope, relating to small pools of loans, or larger in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, it could have an adverse effect on our business, results of operations and financial condition.

Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk, which could increase our costs.

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. These new mobile technologies may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. The level of our fraud losses could increase and our results of operations could be harmed if fraudulent activity were to significantly increase. High profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our business.

Security breaches of customers’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including the personal information, credit information and other sensitive data of our customers and potential customers. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Significant disruptions of our, our third-party vendors’ and/ or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation and we could lose customers.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from computer malware, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode customer confidence, negatively affect our ability to attract new customers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. On August 24, 2019, we identified an incident involving unauthorized access to a limited number of company email accounts. The third-party incident response vendor we hired to assist with the review of the incident has confirmed that the access was limited to the small number of email accounts originally identified, but we are continuing to investigate.  At this point, we have no indication that any sensitive information was accessed, however, if the individual or individuals were able to obtain access to any sensitive information, including the personal information, credit information, financial information or other sensitive data of our customers, potential customers or employees or confidential information of the Company, it could result in significant legal and financial exposure, regulatory intervention, remediation costs, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business.

Our retail locations also process physical customer loan documentation that contain confidential information about our customers, including financial and personally identifiable information. We retain physical records in various storage locations outside of our retail locations. The loss or theft of customer information and data from our retail locations or other storage locations could subject us to additional regulatory scrutiny, possible civil litigation and possible financial liability, which could have an adverse effect on our results of operations, financial condition, liquidity and ability to collect on the loans for such customers.

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality- related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents.

We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will continue to be available on economically reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins, technical errors and similar disruptions.

The automated nature of our credit risk models may make them attractive targets for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan.

In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan that we make involves our proprietary automated underwriting process and depends on the efficient and uninterrupted operation of our computer systems, and all of our loans are underwritten using an automated underwriting process that does not require manual review, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential customers, which would negatively impact our results of operations. Our computer systems may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyber-attacks or other events, and any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our customers. Additionally, if a hacker were able to access our secure systems, he or she might be able to gain access to the personal information of our customers. While we have taken steps to prevent such activity from affecting our systems, if we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a loss of customers, all of which may negatively affect our business.

Any significant disruption in our computer systems could prevent us from processing or posting payments on loans, reduce the effectiveness of our credit risk models and result in a loss of customers.

In the event of a system outage and physical data loss, our ability to service our loans, process applications or make loans available would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. Any interference or disruption of our technology and underlying infrastructure or our use of our third-party providers’ services could materially and adversely affect our business, relationships with our customers and our reputation. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our results of operations may be harmed.

Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, subject us to liability and cause customers to abandon our business, any of which could adversely affect our business, results of operations and financial condition.

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to lend to our customers depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our products and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, trademark laws and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property and do not have patent protection. However, the steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our proprietary technology, including our credit risk models, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. For example, in January 2018, we received a complaint by a third party alleging various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against us. The complaint calls for injunctive relief requiring us to cease using our marks, but does not ask for monetary damages. See “Business-Legal Proceedings” for more information regarding these proceedings.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Furthermore, our technology may become obsolete or inadequate, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems to compete with other technologies as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if our technology becomes obsolete or inadequate, our ability to maintain our model and systems, make loans or perform our servicing obligations on the loans could be adversely affected.

Our credit risk models and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our credit risk models and internal systems rely on internally-developed software that is highly technical and complex. In addition, our models and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or other defects. Some errors may only be discovered after the code has been released for external or internal use. Errors, bugs or other defects within the software on which we rely may result in a negative experience for our customers, result in errors or compromise our ability to protect customer data or our intellectual property. Specifically, any defect in our credit risk models could result in the approval of unacceptably risky loans. Such defects could also result in harm to our reputation, loss of customers, loss of revenue, adjustments to the fair value of our Fair Value Loans or Fair Value Notes, challenges in raising debt or equity, or liability for damages, any of which could adversely affect our business and results of operations.

Some aspects of our business processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

We incorporate open source software into processes supporting our business. Such open source software may include software covered by licenses like the GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of our systems and negatively affects our business operations.

Some open source licenses contain requirements that we make source code available at no cost for modifications or derivative works we create based upon the type of open source software we use. We may face claims from third parties claiming ownership of, or demanding the release or license of, such modifications or derivative works (which could include our proprietary source code or credit risk models) or otherwise seeking to enforce the terms of the applicable open source license. If portions of our proprietary credit risk models are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our model or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. If we were required to publicly disclose any portion of our credit risk models, it is possible we could lose the benefit of trade secret protection for our models.

In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.

We may not be able to make technological improvements as quickly as demanded by our customers, which could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology, such as mobile and online services, to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.

The financial condition of counterparties, including financial institutions, could adversely affect our results of operations, financial condition and liquidity.

We have entered into, and may in the future enter into, financing and derivative transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other financial institutions. Furthermore, the operations of U.S. and global financial services institutions are interconnected, and a decline in the financial condition of one or more financial services institutions, or the perceived lack of creditworthiness of such financial institutions, may expose us to credit losses or defaults, limit access to liquidity or otherwise disrupt the operations of our business. As such, our financing and derivative transactions expose us to credit risk in the event of a default by the counterparty, which can be exacerbated during periods of market illiquidity.

Our ability to continue to offer our services in the manner we currently offer them or to introduce new products depends, in part, on our ability to contract with third-party vendors on commercially reasonable terms.

We currently contract with and obtain certain key services from a number of third-party vendors. If these vendors’ services are interrupted or terminated, we may experience a disruption in our services. Similarly, in order to introduce new products, we may be required to contract with third-party vendors for their services. If these or other vendor agreements are terminated, or are unavailable, we are unable to renegotiate acceptable arrangements with these vendors or cannot find alternative sources of such services, we may experience a disruption in our services and our business may be harmed.

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.

We have significant vendors that, among other things, provide us with financial, technology and other services to support our loan servicing and other activities. The CFPB issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.

In some cases, third-party vendors are the sole source, or one of a limited number of sources, of the services they provide to us. Most of our vendor agreements are terminable on little or no notice, and if our current vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner on acceptable terms or at all. If any third-party vendor fails to provide the services we require, fails to meet contractual requirements, including compliance with applicable laws and regulations, fails to maintain adequate data privacy and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to regulatory enforcement actions and suffer economic and reputational harm that could harm our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense and we may not be able to replace, attract and retain key personnel. The loss of the service of members of our senior management or key team members, and the process to replace any of them, or the inability to attract additional qualified personnel as needed, all of which would involve significant time and expense, could harm our business. We do not maintain key-man insurance for every member of our senior management team, and the unavailability of insurance payments for the loss of service of these members may harm our business.

Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in the San Francisco Bay Area where our headquarters is located. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our customers could diminish, resulting in an adverse effect on our business.

We are dependent on hiring an adequate number of hourly bilingual employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.

Our workforce is comprised primarily of bilingual employees who work on an hourly basis. In certain areas where we operate, there is significant competition for hourly bilingual employees and the lack of availability of an adequate number of hourly bilingual employees could adversely affect our operations. In addition, we are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. We are from time to time subject to employment-related claims, including wage and hour claims. Further, legislated increases in minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines would increase our labor costs, which could have an adverse effect on our business.

We use employee incentive compensation based in part on the volume of sales or the amounts collected by our retail location and contact center employees and agents. Our performance could be negatively impacted if we are unable to hire, retain and motivate these employees and agents for any reason, including if we are unable to motivate them with our incentive compensation programs effectively.

Our continued ability to compete in the business of providing consumer loans and to manage our business effectively depends on our ability to attract new employees and agents and to retain and motivate our existing employees and agents. If we are unable to continue to attract and retain the most highly qualified service providers for any reason, including through the use of effective incentive compensation programs, our performance, including our competitive position and our results of operations could be negatively impacted. We currently provide incentive bonuses and commissions to certain employees and agents to attract, motivate and retain qualified employees and agents, but it is possible that we may not adequately design our incentive programs to properly attract, motivate and retain them. We often compete in the market for talent with other entities for these employees and agents. Our failure to design these programs may cause us to not be able to hire or retain such personnel, which may adversely impact our business results.

Our mission to provide inclusive, affordable financial services that empower our customers to build a better future may conflict with the short-term interests of our stockholders.

Our mission is to provide inclusive, affordable financial services that empower our customers to build a better future. Therefore, we have made in the past, and may make in the future, decisions that we believe will benefit our customers and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, we constrain the maximum interest rates we charge in order to further our goal of making our loans affordable for our target customers. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect and may decrease the spread between the interest rate at which we lend to our customers and the rate at which we borrow from our lenders, in which case the success of our business and results of operations could be harmed.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our customers, our people and our culture and is consistently reinforced to and by our employees. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Any failure to preserve our culture, including a failure due to the growth from becoming a public company, could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

Misconduct by our employees could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business, including fraud, theft, the redirection, misappropriation or otherwise improper execution of loan transactions, disclosure of personal and business information and the failure to follow protocol when interacting with customers for any purpose, including servicing and collections, and whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. For example, if an employee were to engage, or be accused of engaging, in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could harm our reputation and our business.

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.

As of September 30, 2019, we had 1,474 employees in three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Colombia, Jamaica and may in the future include additional locations in other countries. In addition, we have engaged vendors that utilize employees or contractors based outside of the United States. As of September 30, 2019, our business process outsourcing partners have provided us, on an exclusive basis, the equivalent of 504 full-time equivalents in Colombia and Jamaica. Additionally, in 2019, we began utilizing outsourcing partners in the United States to provide offshore technology delivery services in India. These activities in Colombia, Jamaica, India and other future locations are subject to inherent risks that are beyond our control, including the risk associated with our lack of direct involvement in the hiring and retaining of relevant personnel, and these risks could have a negative effect on our results of operations. There are risks inherent in our international operations, including:

•	risks related to government regulation or required compliance with local laws;

•	local licensing and reporting obligations;

•	difficulties in developing, staffing and simultaneously managing a number of varying foreign operations as a result of distance, language and cultural differences;

•	different, uncertain, overlapping or more stringent local laws and regulations;

•	political and economic instability, tensions, security risks and changes in international diplomatic and trade relations;

•
state or federal regulations that restrict offshoring of business operational functions or require offshore partners to obtain additional licenses, registrations or permits to perform services on our behalf;

•	geopolitical events, including natural disasters, public health issues, acts of war and terrorism;

•	compliance with applicable U.S. laws and foreign laws related to consumer protection, intellectual property, privacy, data security, corruption, money laundering and export/trade control;

•	misconduct by our outsourcing partners and their employees or even unsubstantiated allegations of misconduct; and

•	potentially adverse tax developments and consequences.
Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations and offshore activities of our service providers may result in heightened regulatory scrutiny, fines, criminal actions or sanctions against us, our directors our officers or our employees, as well as prohibitions on the conduct of our business and reputational damage. Although we have implemented policies and procedures to promote compliance with these laws, there can be no assurance that our employees, contractors, outsourcing partners or agents will comply with our policies or applicable laws. These risks are inherent in our international activities and significant or continuing noncompliance could harm our reputation and business.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that, as a public company, we maintain effective internal control over financial reporting and disclosure controls and procedures including implementation of financial systems and tools. In 2017, we implemented a company-wide integrated financial reporting and human capital management system, which resulted in identification of significant deficiencies and delays in closing the accounting records for 2017 and the first quarter of 2018 and required significant remediation efforts in 2017 and 2018. If our remediation measures in 2017 and 2018 or future remediation measures are not fully successful, we may identify errors related to prior periods that could require a restatement of our financial statements and which may result in delays in filing our periodic reports.

To comply with Section 404A of the Sarbanes-Oxley Act, we may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which would require additional financial and management resources. Further, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis.

Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our ability to accurately report our financial information on a timely basis, result in material misstatements in our condensed consolidated financial statements, harm our business and results of operations, and cause a decline in the price of our common stock. In addition, any such failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our ability to access credit and obtain financing through additional securitization transactions or debt and loan sale facilities or the sale of additional equity.

Changes or modifications in financial accounting standards may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, promulgates new accounting principles that could have an adverse impact on our results of operations. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments

and Estimates.”

We may evaluate, and potentially consummate, acquisitions, which could require significant management attention, consume our financial resources, disrupt our business, and adversely affect our financial results.

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We have previously acquired, and in the future, may acquire, assets or businesses. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	utilization of our financial resources for acquisitions or investments that may fail to realize the anticipated benefits;

•	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

•	coordination of technology, product development and sales and marketing functions and integration of administrative systems;

•	transition of the acquired company’s customers to our systems;

•	retention of employees from the acquired company;

•
regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;

•	attractive financing;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect on our results of operations in a given period;

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property or increase our risk for liability; and

•	litigation, claims or other liabilities in connection with the acquired company.
Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.

Our business is subject to the risks of natural disasters and other catastrophic events, and to interruption by man-made problems.

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, cyber-attacks, power outages or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. Our headquarters is located in the San Francisco Bay Area, and our systems are hosted in multiple data centers across Northern California, a region known for seismic activity and wildfires and related power outages. Additionally, certain of our contact centers and retail locations are located in areas prone to natural disasters, including earthquakes, tornadoes and hurricanes, and certain of our retail locations and our contact centers may be located in areas with high levels of criminal activities.

Our IT systems are backed up regularly to highly available, alternate data centers in a different region, and we have conducted disaster recovery testing of our mission critical systems. Despite any precautions we may take, however, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of war, terrorism and other geo-political unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data.

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of localized weather events or natural or man-made disasters, our ability to conduct business and collect payments from customers may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses.

All of the aforementioned risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems or primary data center facilities are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact the ability of our customers to timely repay their loans, our business could be negatively affected.

We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We are, and may in the future become, subject to litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. For example, in June 2015, one of our minority stockholders filed a lawsuit against certain of our directors, officers, former directors and officers, and certain of our stockholders, alleging that the defendants breached their fiduciary duties to our common stockholders in their capacities as officers, directors and/or controlling stockholders by approving certain of our preferred stock financing rounds that diluted the ownership of our common stockholders and that certain defendants allegedly aided and abetted such breaches. The lawsuit, settled in September 2018, was brought as a class action on behalf of all holders of our common stock and sought unspecified monetary damages and other relief. In June 2017, certain plaintiffs that were previously part of the class action in the lawsuit described above, filed suit alleging the same claims, but covering a more limited series of financings. See “Legal Proceedings” for more information regarding these and other proceedings.

If the results of any pending or future legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or fulfill our indemnification obligations or we may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.

Risks Related to our Industry and Regulation

The lending industry is highly regulated. Changes in regulations or in the way regulations are applied to our business could adversely affect our business.

The regulatory environment in which lending institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to enact and apply relevant laws, regulations and policies have become more intense. Statutes, regulations and policies affecting lending institutions are continually under review by Congress, state legislatures and federal and state regulatory agencies. Further changes in laws or regulations, or the regulatory application or interpretation of the laws and regulations applicable to us, could adversely affect our ability to operate in the manner in which we currently conduct business. Such changes in, and in the interpretation and enforcement of, laws and regulations may also make it more difficult or costly for us to originate additional loans, or for us to collect payments on our loans to customers or otherwise operate our business by subjecting us to additional licensing, registration and other regulatory requirements in the future. A failure to comply with any applicable laws or regulations could result in regulatory actions, loss of licenses, lawsuits and damage to our reputation, any of which could have an adverse effect on our business and financial condition and our ability to originate and service loans and perform our obligations to investors and other constituents. It could also result in a default or early amortization event under our debt facilities and reduce or terminate availability of debt financing to us to fund originations. Furthermore, judges or regulatory agencies could interpret current rules or laws differently than the way we do, leading to such adverse consequences as described above. The resolution of such matters may require considerable time and expense, and if not resolved in our favor, may result in fines or damages, and possibly a materially adverse effect on our financial condition.

Financial regulatory reform relating to asset-backed securities has not been fully implemented and could have a significant impact on our ability to access the asset-backed securities market.

We rely upon asset-backed financing for a significant portion of our funds with which to carry on our business. Asset-backed securities and the securitization markets were heavily affected by the Dodd-Frank Act and have also been a focus of increased regulation by the SEC. For example, the Dodd-Frank Act mandates the implementation of rules requiring securitizers or originators to retain an economic interest in a portion of the credit risk for any asset that they securitize or originate. Furthermore, sponsors are prohibited from diluting the required risk retention by dividing the economic interest among multiple parties or hedging or transferring the credit risk the sponsor is required to maintain. Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five business days prior to the first sale of securities, which has led and will continue to lead us to incur additional costs in connection with each securitization.

However, some of the regulations to be implemented under the Dodd-Frank Act relating to securitization have not yet been finalized. The SEC has recently adopted final rules which affect the disclosure requirements for registered issuances of asset-backed securities backed by residential mortgages, commercial mortgages, auto loans, auto leases and debt securities. However, final rules that would affect the disclosure requirements for registered issuances of asset-backed securities backed by other types of collateral or for unregistered issuances of asset-backed securities have not been adopted. Additionally, there is general uncertainty regarding what changes, if any, may be implemented with regard to the Dodd-Frank Act. Any new rules or changes to the Dodd-Frank Act (or the current rules thereunder) could adversely affect our ability and our cost to access the asset-backed securities market.

Our failure to comply with the regulations in the jurisdictions in which we conduct our business could harm our results of operations.

Our business is subject to numerous federal, state and local laws and regulations. These laws and regulations generally: provide for state licensing of lenders; impose limits on the term of a finance receivable and the amounts, interest rates and charges on the finance receivables; regulate whether and under what circumstances other add-on products may be offered to consumers in connection with a lending transaction; regulate the manner in which we use personal data; require certain notices be sent in relation to repossessing a consumer’s vehicle; restrict our ability to open retail locations in certain jurisdictions and provide for other consumer protections. All of our operations are subject to regular examination by state regulators and, in the future, may be subject to regular examination by federal regulators. These examinations may result in requirements to change our policies or practices, and in some cases, we may be required to pay monetary fines or make reimbursements to customers.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations, but we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have an adverse effect on our operations. There is also a chance that a regulator will believe that we or our service providers should obtain additional licenses above and beyond those currently held by us or our service providers, if any. In addition, changes in laws or regulations applicable to us could subject us or our service providers to additional licensing, registration and other regulatory requirements in the future or could adversely affect our ability to operate or the manner in which we conduct business, including restrictions on our ability to open retail locations in certain counties, municipalities or other geographic locations. We have begun testing a new no-cost service, OportunPath, which we do not consider to be a loan due to the fact that the customer is not required to pay us back and is not charged a fee for the service. However, we cannot provide any assurance that this service could not be found by a state or federal regulator or a court to be a loan under applicable law, which may require us to change features of the service or limit its availability. We recently received authorization from the California Department of Business Oversight, (the "CA DBO"), to offer OportunPath in our retail locations in California. However, the CA DBO reserved the right to determine whether OportunPath is a loan under the California Financing Law at a later time.

A failure to comply with applicable laws and regulations could result in additional compliance requirements, fines, an inability to continue operations, regulatory actions, loss of our license to transact business in a particular location or state, lawsuits, potential impairment, voiding, or voidability of loans, and damage to our reputation, which could have an adverse effect on our results of operations, financial condition and liquidity.

A proceeding relating to one or more allegations or findings of our violation of law could also result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans. It could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under loans associated with such violation. It could also result in a default or early amortization event under certain of our debt facilities and reduce or terminate availability of debt financing to us to fund originations. To the extent it is determined that the loans we make to our customers were not originated in accordance with all applicable laws as we are required to represent under our securitization and other debt facilities and in loan sales to investors, we could be obligated to repurchase for cash, or swap for qualifying assets, any such loan determined not to have been originated in compliance with legal requirements. We may not have adequate liquidity and resources to make such cash repurchases or swap for qualifying assets. We cannot assure you that such claims will not be asserted against us in the future.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with our products or services; some of this litigation, however, has arisen from other matters, including claims of violation of do-not-call, credit reporting and collection laws, bankruptcy and practices. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time- consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury laws, actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans and other consumer financial services and products. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

Some of our consumer financing agreements include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of customers impacted, and could generate litigation or regulatory investigations that subject us to additional risk.

We are subject to regulatory examinations and investigations and may incur fines, penalties and increased costs that could negatively impact our business.

Federal and state agencies have broad enforcement powers over us, including powers to periodically examine and continuously monitor our operations and to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could negatively impact our business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. We have in the past chosen to settle certain matters in order to avoid the time and expense of contesting them. There is no assurance that any future settlements will not have a material adverse effect on our business.

In addition, the laws and regulations applicable to us are subject to administrative or judicial interpretation. Some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Any ambiguity under a law or regulation to which we are subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations.

We are subject to a variety of federal and state laws including those related to consumer protection.

We must comply with regulatory regimes, including those applicable to consumer credit transactions. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans originated through our channels. In particular, the laws we are subject to include:

•
state laws and regulations that impose requirements related to loan disclosures and terms, fees and interest rates, credit discrimination, credit reporting, debt collection, repossession and unfair or deceptive business practices;

•
the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to customers regarding the terms and conditions of their loans and credit transactions and which limit the ability of a creditor to impose certain loan terms;

•
the Equal Credit Opportunity Act and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;

•
the Fair Credit Reporting Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies and which imposes certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies;

•
Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;

•
the Fair Debt Collection Practices Act and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors (and some limitation on creditors collecting their own debts) in connection with the collection of consumer debts;

•
the Gramm-Leach-Bliley Act, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

•	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•
the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, and which requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, so that the military member can devote his or her full attention to military duties;

•
the Federal CAN-SPAM Act, the Telephone Consumer Protection Act, the Telemarketing Sales Rule, and analogous state laws, to the extent that we market our loans or other products and services by use of email or telephone marketing;

•	the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

•
the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures; and

•
the Military Lending Act, which requires those who lend to “covered borrowers”, including members of the military and their dependents, to only offer APRs under 36% and prohibits arbitration clauses in loan agreements, among other requirements. The remedy for failure to comply with the MLA includes voiding of the loan agreement; and

•	other state specific regulations.
For instance, in 2019, competing bills were introduced in the Senate, one bill which would create a national usury cap of 36% APR, the other which would create a national cap of the lesser of 15% APR or the maximum rate permitted by the state in which the consumer resides. Although there is no evidence that such bills would ever be enacted into law, if such a bill were to be enacted, it would greatly restrict profitability for us. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and in some cases passing laws that restrict interest rates and APRs on loans similar to our loans. For instance, a bill has been signed into law in California, where a majority of our customers reside, that establishes a simple interest rate cap of 36% plus the Federal Funds Rate, but which would allow us to charge the current prepaid finance charges and so the resulting APRs that we could charge would not impact our current business. This bill will be effective January 1, 2020. Additionally, voter referendums have been introduced and in some cases passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, they could greatly reduce our ability to offer loans in a state or our profitability.

There has been an increase in legislation at the state level that proposes to set APR caps at 36% or lower which would affect our loans. For instance, in 2016, South Dakota set, via a voter referendum, a 36% APR cap. Legislation was introduced in several other states in recent legislative sessions, had similar or more restrictive cap proposals. Although only the South Dakota cap has been put into effect to date, APR caps may be adopted in other states in the future. If such such bills were to be propagated, they could greatly reduce our profitability.

Additionally, there have been recent court rulings that have created uncertainty regarding what constitutes an automated telephone dialing system, or ATDS, under the Telephone Consumer Protection Act, or the TCPA. In Marks v. Crunch San Diego, -F.3d-, No. 14-56834, 2018 WL 4495553 (9th Cir. Sept. 20, 2018), the Ninth Circuit Court of Appeals interpreted the statutory definition of ATDS broadly to include devices with the capacity to store numbers and to dial stored numbers automatically. In ACA Int’l v. FCC, 885 F.3d 687 (D.C. Cir. 2018), the D.C. Circuit Court of Appeals held that the TCPA unambiguously foreclosed on any interpretation that would appear to subject ordinary calls from any conventional smartphone to the TCPA’s coverage. On October 3, 2018, the Federal Communications Commission, or the FCC, issued a notice requesting public comments on how the FCC should interpret the meaning of ATDS under the TCPA in light of these rulings. Clarity on this threshold question as to the scope of the TCPA’s restrictions must now await further rulemaking from the FCC or resolution by the U.S. Supreme Court.

Although we believe that the system that we utilize would not constitute an ATDS, even under the definition adopted in the Marks case, due to the uncertainty and evolving scope in interpretation of the TCPA’s restrictions, our business and results of operations may be adversely affected by regulators, including the FCC, or the courts interpreting the TCPA restrictions differently than we do, by actual or perceived violations of the TCPA, as well as by lawsuits or other claims against us relating to violations of the TCPA.

Failure to comply with these laws and regulatory requirements applicable to our business may, among other things, limit our ability to collect all or part of the principal of or interest on loans. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, which would harm our business.

Where applicable, we seek to comply with state small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our loans available to customers in particular states, which may harm our business.

Internet-based and electronic signature-based loan origination processes may give rise to greater risks than paper-based processes.

We use the internet and internet-enabled mobile phones to obtain application information, distribute certain legally required notices to applicants for, and borrowers of, the loans, and to obtain electronically signed loan documents in lieu of paper documents with tangible borrower signatures. In addition, we have introduced the use of electronic signature-based loan origination processes with a tablet in our retail locations. These processes may entail greater risks than would paper-based loan origination processes, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, risks that a court of law may not enforce electronically signed loan documents and risks that, despite controls, unauthorized changes are made to the electronic loan documents. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against the borrowers, or impair our ability to service loans, the performance of the underlying promissory notes could be adversely affected.

The CFPB is a relatively new agency which has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products and the prepaid debit card program which we manage. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. For example, the CFPB issued a rule on October 5, 2017 to regulate “Payday, Vehicle Title and Certain High-Cost Installment Loans,” the parts applicable to us would require compliance by August 2019. While compliance with these rules will not create a material burden on us, there are parts of the rules that are vague and, if misinterpreted by us or our counsel, could create potential regulatory exposure.

Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of our or their services could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB were to supervise or examine us and issue a consent decree or other similar order, this could also directly or indirectly affect our results of operations.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us or our competitors could result in reputational harm and a loss of customers or investors. Our compliance and operational costs and litigation exposure could increase if and when the CFPB amends or finalizes any proposed regulations, including the regulations discussed above or if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

As a prepaid debit card provider, we are subject to extensive and complex federal and state regulations, and new regulations, as well as changes to or inadvertent noncompliance with existing regulations, that could adversely affect our business.

We offer our customers a reloadable debit card marketed under the trade name “Ventiva” in six states in which we operate. Since March 2012, we are registered with the Financial Crimes Enforcement Network as a Money Services Business in relation to our reloadable debit card. Although we do not currently allow the Ventiva card to be reloaded with cash at our retail locations, in connection with our role as program manager for the issuer of our reloadable debit cards, we are required to be compliant with a variety of federal, and in certain cases, state, statutes and regulations which impact the manner in which we conduct our reloadable debit card business. These include, but are not limited to state money transmitter laws, the USA PATRIOT Act, the Office of Foreign Asset Control, the Bank Secrecy Act, Anti-Money Laundering laws, and Know-Your-Customer requirements, collectively referred to as AML Laws, indirect regulation and direct audit and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. Although we have committed resources to our AML Laws compliance program to ensure compliance with these various requirements, there could be heightened liability for us, our officers and our board members if a regulatory agency were to deem our compliance program to be deficient or there were to be a break-down in compliance controls related to these regulations or heightened enforcement in this area.

Additionally, each state in which we offer a prepaid debit card has regulations governing money transmitters which could apply to the Ventiva card activities we conduct, or previously conducted, in that particular state. These regulations could require us to obtain a money transmitter license in a particular state. Although we believe that our activities in our states of operation do not require such licensing, the laws applicable to our debit card business or the interpretation thereof change frequently, are often unclear and may differ or conflict between jurisdictions. As a result, ensuring compliance has become more difficult and costly. It is difficult to predict how such regulations will affect us or our industry. Any failure, or perceived failure, by us to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have an adverse impact on our business, results of operations and financial condition.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit and store a large volume of personally identifiable information and other sensitive data from customers and potential customers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which broadly defines personal information and will take effect on January 1, 2020. The CCPA will give California residents expanded privacy rights and protections and will provide for civil penalties for CCPA violations, in addition to providing for a private right of action for data breaches. Compliance with current and future customer privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any violations of these laws and regulations may require us to change our business practices or operational structure, address legal claims and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

The Investment Company Act of 1940, as amended, or the Investment Company Act, contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company, including by relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted, which would adversely affect our business, financial condition and results of operations.

Our efforts to pursue a bank charter or bank sponsorship may not be successful or may lead to increased regulatory burden.

We are undertaking an effort to evaluate different options to offer standard, uniform credit and other financial services products on a nationwide basis. These efforts include possibly partnering with a bank on a bank sponsorship or Bank Identification Number arrangement (in the case of a credit card product), or possibly obtaining a state or national bank charter. Regulatory agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to safety and soundness, capital adequacy, compliance and governance. Additionally, regulators may elect to alter standards or the interpretation of the standards used to measure these factors. Therefore, our efforts to enter into a bank sponsorship or to obtain a bank charter may not ultimately be successful. Furthermore, federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards may limit our activity under these structures and control the method by which we can conduct business. In addition, federal banking regulations limit the types of activities banks and their affiliates may engage in. Regulation by a federal banking regulator may subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny or limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

The contours of the Dodd-Frank UDAAP standard are still uncertain and there is a risk that certain features of our loans could be deemed to violate the UDAAP standard.

The Dodd-Frank Act prohibits “Unfair, Deceptive, or Abusive Acts or Practices,” or UDAAP, and authorizes the CFPB to enforce that prohibition. The CFPB has filed a large number of UDAAP enforcement actions against consumer lenders for practices that do not appear to violate other consumer finance statutes. There is a risk that the CFPB could determine that certain features of our loans are unfair, deceptive or abusive. Additionally, the Federal Trade Commission, or the FTC, has recently been taking more aggressive enforcement actions against certain online lenders in regards to their sales, marketing and other business practices. If we were to receive such a determination and/or an enforcement action from the CFPB or the FTC, it could adversely affect our business and results of operations.

Anti-money laundering, anti-terrorism financing and economic sanctions laws could have adverse consequences for us.

We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties and reputational harm, all of which could harm our business.

We are subject to governmental export and import controls that could subject us to liability, impair our ability to compete in international markets and adversely affect our business.

Although our business does not involve the commercial sale or distribution of hardware, software or technology, in the normal course of our business activities we may from time to time ship general commercial equipment outside the United States to our subsidiaries or affiliates for their internal use. In addition, we may export, transfer or provide access to software and technology to non-U.S. persons such as employees and contractors, as well as third-party vendors and consultants engaged to support our business activities. In all cases, the sharing of software and/or technology is solely for the internal use of the company or for the use by business partners to provide services to us, including software development. However, such shipments and transfers may be subject to U.S. and foreign regulations governing the export and import of goods, software and technology. Although we take precautions to prevent violations of applicable export control and import laws and regulations, our compliance efforts and controls may not be effective. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to significant sanctions, fines, penalties and reputational harm, all of which could harm our business. Further, any change in applicable export, import or economic sanctions regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could adversely affect our business operations and financial results.

Risks Related to our Indebtedness

We have incurred substantial debt and may issue debt securities or otherwise incur substantial debt in the future, which may adversely affect our financial condition and negatively impact our operations.

We have in the past incurred, and expect to continue to incur, substantial debt to fund our loan activities. We depend on securitization transactions, warehouse facilities, whole loan sales and other forms of debt financing in order to finance the growth of our business and the origination of most of the loans we make to our customers. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our and our subsidiaries’ assets if asset performance and our operating revenue are insufficient to repay debt obligations;

•
mandatory repurchase obligations for any loans conveyed or sold into a debt financing or under a whole loan purchase facility if the representations and warranties we made with respect to those loans were not correct when made;

•
acceleration of obligations to repay the indebtedness (or other outstanding indebtedness to the extent of cross default triggers), even if we make all principal and interest payments when due, if we breach any covenants that require the maintenance of certain financial ratios with respect to us or the loan portfolio securing our indebtedness or the maintenance of certain reserves or tangible net worth and do not obtain a waiver for such breach or renegotiate our covenant;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•
our inability to obtain necessary additional financing if changes in the characteristics of our loans or our collection and other loan servicing activities change and cease to meet conditions precedent for continued or additional availability under our debt financings;

•
diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

•	creating limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•
defaults based on loan portfolio performance or default in our collection and loan servicing obligations could result in our being replaced by a third-party or back-up servicer and notification to our customers to redirect payments; and

•	monitoring, administration and reporting costs and expenses, including legal, accounting and other monitoring reporting costs and expenses, required under our debt financings.
The occurrence of any of these risks could adversely affect our operations or financial condition.

Our agreements with our lenders contain a number of early payment triggers and covenants. A breach of such triggers or covenants or other terms of such agreements could result in an early amortization, default, and/or acceleration of the related funding facilities which could harm our operations.

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the secured financing facility) and whole loan sale facilities. Our liquidity would be adversely affected by our inability to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our backup servicer or another replacement servicer. If we are replaced as servicer to these loans, there is no guarantee that the backup services will be adequate. Any disruptions in services may cause the inability to collect and process repayments, which could have an adverse effect on our operations or financial condition. For more information on covenants, requirements and events, see Note 8 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

During an early amortization period or if an event of default exists, principal and interest collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities and principal collections would no longer be available on a revolving basis to fund purchases of newly originated loans. If an event of default exists under our revolving debt or loan sale facilities, the applicable lenders’ or purchasers’ commitments to extend further credit or purchase additional loans under the related facility would terminate. If loan collections were insufficient to repay the amounts due under our securitizations and our revolving debt facility, the applicable lenders, trustees and noteholders could seek remedies, including against the collateral pledged under such facilities.

An early amortization event or event of default would negatively impact our liquidity, including our ability to originate new loans, and require us to rely on alternative funding sources, which might increase our funding costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail the origination of loans, and we may be replaced by our backup servicer or another replacement servicer, which could have an adverse effect on our business, financial condition, results of operations and cash flow, which in turn could have an adverse effect on our ability to meet our obligations under our facilities.

Our lack of a corporate debt rating could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

We currently do not have a corporate debt rating, though we may be rated in the future. Furthermore, the first three of our asset-backed securitizations were not rated, while most of the bonds issued in our subsequent asset-backed securitizations received investment-grade ratings by a rating agency. Corporate debt ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Structured finance ratings reflect the rating agencies’ opinions of our receivables performance and ability of the receivables cash flows to pay interest on a timely basis and repay the principal of such asset-backed securitizations, as well as our ability to service the receivables.

Our lack of corporate debt rating will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, our lack of rating could negatively impact our results of operations, financial condition and liquidity.

Our securitizations and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales market in the future, which may require us to seek more costly financing.

We have securitized, and may in the future securitize, certain of our loans to generate cash to originate new loans or pay our outstanding indebtedness. In each such transaction and in connection with our warehouse facilities, we sell and convey a pool of loans to a special purpose entity, or SPE. Concurrently, each SPE issues notes or certificates pursuant to the terms of an indenture. The securities issued by the SPE are secured by the pool of loans owned by the SPE. In exchange for the sale of a portion of the pool of loans to the SPE, we receive cash, which are the proceeds from the sale of the securities. We also contribute a portion of the pool of loans in consideration for the equity interests in the SPE. Subject to certain conditions in the indenture governing the notes issued by the SPE (or the agreement governing the SPE’s revolving loan), the SPE is permitted to purchase additional loans from us or distribute to us residual amounts received by it from the loan pool, which residual amounts are the cash amounts remaining after all amounts payable to service providers and the noteholders have been satisfied. We also have the ability to swap pools of loans with the SPE. Our equity interest in the SPE is a residual interest in that it entitles us as the equity owner of the SPE to residual cash flows, if any, from the loans and to any assets remaining in the SPE once the notes are satisfied and paid in full (or in the case of a revolving loan, paid in full and all commitments terminated). As a result of challenging credit and liquidity conditions, the value of the subordinated securities we retain in our securitizations might be reduced or, in some cases, eliminated.

During the financial crisis that began in 2008, the securitization market was constrained, and we can give no assurances that we will be able to complete additional securitizations in the future. Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act and the Investment Company Act, may affect the type of securitizations that we are able to complete.

If it is not possible or economical for us to securitize our loans in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may not be available on commercially reasonable terms, or at all. If the cost of such alternative financing were to be higher than our securitizations, we would likely reduce the fair value of our Fair Value Loans, which would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and our results of operations, financial condition and liquidity would be materially adversely affected.

The gain on sale generated by our whole loan sales also represents a significant source of our earnings. We cannot assure you that our loan purchasers will continue to purchase our loans or that they will continue to purchase our loans at the same premiums that we have historically obtained. Factors that may affect loan purchaser demand for our loans include:

•
competition among loan originators that can sell either larger pools of loans than we are able to sell or pools of loans that have characteristics that are more desirable to certain loan purchasers than our loan pools have; and

•	the inability of our loan purchasers to access securitization markets on terms they find acceptable.
Our results of operations are affected by our ability to sell our loans for a premium over their net book value. Potential loan purchasers might reduce the premiums they are willing to pay for the loans that they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans we sell under our whole loan sale program would likely result in a reduction in the fair value of our Fair Value Loans, which would negatively impact our results of operations. Any sustained decline in demand for our loans or increase in delinquencies, defaults or foreclosures may reduce the price we receive on future loan sales below our cost of loan origination. If we are unable to originate our loans at a cost lower than the cash proceeds that we realize from our loan sales, our business, results of operations and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,469,664 shares for issuance under our 2019 Equity Incentive Plan and 726,186 shares for issuance under our 2019 Employee Stock Purchase Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially and will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	failure to meet quarterly guidance with regard to revenue, margins, earnings or other key financial or operational metrics;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in operating performance and stock market valuations of similar companies;

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	any major change in our management;

•	sales of shares of our common stock by us or our stockholders;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	changes in prevailing interest rates;

•	quarterly fluctuations in demand for our loans;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	compliance with government policies or regulations;

•	the issuance of any cease-and-desist orders from regulatory agencies that we are subject to;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	compliance with government policies or regulations;

•	the issuance of any cease-and-desist orders from regulatory agencies that we are subject to;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	general economic conditions and slow or negative growth of our markets; and

•	other general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.
The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. Because we are a new public company, the analysts who publish information about our common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our directors, officers and principal stockholders have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own a significant number of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We may need to raise additional funds in the future, including through equity, debt or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our risk management model, improve our operating infrastructure, expand to new retail locations or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. In addition, our management and other personnel needs to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Being a public company also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit and risk committee and compensation and leadership committee.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Certain of our market opportunity estimates, growth forecasts, and key metrics could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of our target market may prove to be inaccurate. It is impossible to offer every loan product, term or feature that every customer wants, and our competitors may develop and offer loan products, terms or features that we do not offer. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the individuals covered by our market opportunity estimates will generate any particular level of revenues for us. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at similar rates, if at all, for a variety of reasons outside of our control, including competition in our industry. Furthermore, in order for us to successfully address this broader market opportunity, we will need to successfully expand into new geographic regions where we do not currently operate. If any of these risks materialize, it could adversely affect our results of operations. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be adversely affected.

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our board of directors, delay or prevent an acquisition of our company, and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•
our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman or lead director of the board, the chief executive officer or the president;

•	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Such provisions could allow our board of directors to prevent or delay an acquisition of our company.

Certain of our executive officers may be entitled, pursuant to the terms of their employment arrangements, to accelerated vesting of their stock options following a change of control of our company under certain conditions. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a potential acquisition could limit the opportunity for our stockholders to receive a premium for their shares of our common stock in connection with such acquisition, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or the U.S. federal district courts will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder. However, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum of provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

From July 1, 2019 through September 27, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-233979), we issued and sold to our employees and non-employees an aggregate of 96,371 unregistered shares of common stock upon the exercise of stock options issued under our 2005 Plan and 2015 Plan at exercise prices ranging from $1.32 to $33.88 per share, for an aggregate exercise price of $645,442. From July 1, 2019 through September 27, 2019 (the date of the filing of our registration statement on Form S-8, File), we granted to our employees and directors restricted stock units for an aggregate of 581,772 shares of common stock under our 2015 Plan (including shares issued in the Stock Option Exchange Offer) and issued an aggregate of 7,606 unregistered shares of common stock (net of shares withheld to meet applicable tax withholding requirements) upon the vesting of restricted stock units. We believe these transactions were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Company. The sales of these securities were made without any general solicitation or advertising.

On September 26, 2019, we issued 3,969 shares of common stock in connection with the cashless exercise of 9,090 Series F-1 preferred stock warrants, which were originally issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On September 30, 2019, we completed our IPO, in which we sold 4,873,356 shares of  common stock at price to the public of $15.00 per share for an aggregate offering price of approximately $73.1 million, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. In addition, the selling stockholders sold 2,314,144, shares of our common stock at price to the public of $15.00 per share for an aggregate offering price of approximately $34.7 million, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The shares of our common stock sold by us and by the selling stockholders on September 30, 2019, represented all securities registered in the registration statement. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.

The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232685), which was declared effective by the SEC on September 25, 2019. We received aggregate net proceeds of $60.5 million, after deducting underwriting discounts and commissions of $5.1 million and offering expenses paid by us of approximately $7.5 million subject to certain cost reimbursements. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. The representatives of the underwriters of our IPO were Barclays Capital Inc., J.P. Morgan Securities LLC and Jefferies LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39050	3.1	September 30, 2019
3.2	Amended and Restated Bylaws	8-K	001-39050	3.2	September 30, 2019
10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements	S-8	333-233979	99.3	September 27, 2019
10.5+	2019 Employee Stock Purchase Plan	S-1	333-232685	10.5	September 16, 2019
10.9.4¥	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of September 12, 2019	S-1	333-232685	10.9.4	September 16, 2019
10.17.1	Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019	S-1	333-232685	10.17.1	September 16, 2019
10.17.2	Series 2019-A Supplement to Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019	S-1	333-232685	10.17.2	September 16, 2019
10.18.11	Sixth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of September 12, 2019	S-1	333-232685	10.18.11	September 16, 2019
10.18.12	Fourth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of September 12, 2019	S-1	333-232685	10.18.12	September 16, 2019
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
	(i) Condensed Consolidated Balance Sheets,
	(ii) Condensed Consolidated Statements of Operations,
	(iii) Condensed Consolidated Statements of Changes in Stockholders' Equity,
	(iv) Condensed Consolidated Statements of Cash Flows, and
	(v) Notes to the Condensed Consolidated Financial Statements
+ Indicates a management contract or compensatory plan or arrangement.
¥ Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 13, 2019	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)