Form 10-Q
period 2020-03-31
Oportun Financial Corp
filed 2020-05-15
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares of registrant’s common stock outstanding as of May 8, 2020 was 27,171,802.

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

Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by Average Fair Value Pro Forma total stockholders’ equity
Adjusted Tangible Book Value	Fair Value Pro Forma total stockholders' equity, excluding intangible assets and system development costs
Adjusted Tangible Book Value Per Share
Adjusted Tangible Book Value divided by common shares outstanding at period end. Common shares outstanding at period end have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period.

Aggregate Originations (1)	Aggregate amount disbursed to borrowers during a specific period. Aggregate Originations excludes any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate (1)	Annualized loan principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Principal Balance (1)	Average of outstanding principal balance of owned loans at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Book Value	Total assets less total liabilities, or equal to total stockholders' equity
Book Value Per Share	Book Value divided by common shares outstanding at period end
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (1)
Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated to new and returning customers during a period

Emergency Hardship Deferral
Any receivable that has had one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government such as a natural disaster, government shutdown or pandemic

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
Fair Value Pro Forma Total Revenue is calculated as the sum of Fair Value Pro Forma interest income and non-interest income. Fair Value Pro Forma interest income includes interest on loans and fees; origination fees are recognized upon disbursement. Non-interest income includes gain on sales, servicing fees and other income. The Company adopted ASU 2019-05 as of January 1, 2020 and as a result Fair Value Pro Forma Total Revenue and GAAP Total Revenue are equal for all prospective reporting periods.

Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Initial Fair Value Loans	All loans receivable held for investment that were originated on or after January 1, 2018

Term or Abbreviation	Definition
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Amortized Cost
Loans held for investment that were originated prior to January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 this line item has been eliminated for all prospective reporting periods.

Loans Receivable at Fair Value (or "Fair Value Loans")	All Initial Fair Value Loans, together with the Subsequent Fair Value Loans
Managed Principal Balance at End of Period (1)	Total amount of outstanding principal balance for all loans, including loans sold, which we continue to service, at the end of the period
Net Revenue	Net Revenue is calculated by subtracting interest expense and provision (release) for loan losses from total revenue and adding the net increase (decrease) in fair value.
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period (1)	Total amount of outstanding principal balance for all loans, excluding loans sold, at the end of the period
Principal Balance	Original principal balance reduced by principal payments received to date
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Subsequent Fair Value Loans	All loans receivable held for investment, previously measured at amortized cost for which the Company elected the fair value option upon adoption of ASU 2019-05, effective January 1, 2020
TDR Finance Receivables
Troubled debt restructured finance receivables. This is only applicable to Loans Receivable at Amortized Cost. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties. Upon the adoption of ASU 2019-05 as of January 1, 2020 this line item has been eliminated for all prospective reporting periods.

Secured Financing	Asset-backed revolving debt facility
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt
Yield	Annualized interest income as a percentage of Average Daily Principal Balance
(1) Credit card data has been excluded from these metrics for the three months ended March 31, 2020 because they are de minimis.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$144,836	$72,179
Restricted cash	61,258	63,962
Loans receivable at fair value	1,760,481	1,882,088
Loans receivable at amortized cost	—	42,546
Less:
Unamortized deferred origination costs and fees, net	—	(103)
Allowance for loan losses	—	(3,972)
Loans receivable at amortized cost, net	—	38,471
Loans held for sale	141	715
Interest and fees receivable, net	18,254	17,185
Right of use assets - operating	50,973	50,503
Deferred tax assets	1,261	1,563
Other assets	80,116	75,208
Total assets	$2,117,320	$2,201,874

Liabilities and stockholders' equity
Liabilities
Secured financing	$279,064	$60,910
Asset-backed notes at fair value	999,113	1,129,202
Asset-backed notes at amortized cost	199,602	359,111
Amount due to whole loan buyer	33,259	33,354
Lease liabilities	53,825	53,357
Deferred tax liabilities	24,666	24,868
Other liabilities	44,250	52,306
Total liabilities	1,633,779	1,713,108
Stockholders' equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Preferred stock, additional paid-in capital	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2020 and December 31, 2019; 27,403,279 shares issued and 27,143,797 shares outstanding at March 31, 2020; 27,262,639 shares issued and 27,003,157 shares outstanding at December 31, 2019	6	6
Common stock, additional paid-in capital	421,657	418,299
Common stock warrants	63	63
Accumulated other comprehensive loss	(279)	(162)
Retained earnings	68,213	76,679
Treasury stock at cost, 259,482 shares at March 31, 2020 and December 31, 2019	(6,119)	(6,119)
Total stockholders’ equity	483,541	488,766
Total liabilities and stockholders' equity	$2,117,320	$2,201,874
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Interest income	$150,700	$126,746
Non-interest income	12,728	11,582
Total revenue	163,428	138,328
Less:
Interest expense	16,361	14,619
Provision (release) for loan losses	—	(366)
Decrease in fair value	(66,469)	(25,416)
Net revenue	80,598	98,659

Operating expenses:
Technology and facilities	30,774	21,641
Sales and marketing	24,827	21,266
Personnel	25,582	18,877
Outsourcing and professional fees	13,618	13,549
General, administrative and other	3,813	3,358
Total operating expenses	98,614	78,691

Income before taxes	(18,016)	19,968
Income tax expense (benefit)	(4,715)	5,354
Net income (loss)	$(13,301)	$14,614
Change in post-termination benefit obligation	(117)	(3)
Total comprehensive income (loss)	$(13,418)	$14,611

Net income (loss) attributable to common stockholders	$(13,301)	$1,688

Share data:
Earnings (loss) per share:
Basic	$(0.49)	$0.57
Diluted	$(0.49)	$0.51
Weighted average common shares outstanding:
Basic	27,015,730	2,938,006
Diluted	27,015,730	3,314,387
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2020
	Convertible Preferred Stock			Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	—	$—	$—	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3,161	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	4,151	—	—	—	4,151
Vesting of restricted stock units, net	—	—	—	—	—	137,479	—	(813)	—	—	—	(813)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	—	—	—	—	(13,301)	—	(13,301)
Balance – March 31, 2020	—	$—	$—	23,512	$63	27,143,797	$6	$421,657	$(279)	$68,213	$(6,119)	$483,541

For the Three Months Ended March 31, 2019
	Convertible Preferred Stock			Convertible Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2019	14,043,977	$16	$257,887	24,959	$130	2,935,249	$3	$44,411	$(132)	$52,662	$(8,428)	$346,549
Issuance of common stock upon exercise of stock options	—	—	—	—	—	7,317	—	142	—	—	—	142
Stock-based compensation expense	—	—	—	—	—	—	—	1,980	—	—	—	1,980
Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	—	—	—	(125)	—	(125)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	14,614	—	14,614
Balance – March 31, 2019	14,043,977	$16	$257,887	24,959	$130	2,942,566	$3	$46,533	$(135)	$67,151	$(8,428)	$363,157
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(13,301)	$14,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,658	2,879
Fair value adjustment, net	66,469	25,416
Origination fees for loans receivable at fair value, net	1,542	(106)
Gain on loan sales	(7,532)	(7,312)
Stock-based compensation expense	4,151	1,980
Provision (release) for loan losses	—	(366)
Deferred tax provision, net	101	5,163
Other, net	3,521	582
Originations of loans sold and held for sale	(74,530)	(70,734)
Proceeds from sale of loans	82,636	76,046
Changes in operating assets and liabilities:
Interest and fee receivable, net	(1,987)	(478)
Other assets	(5,818)	(39,723)
Amount due to whole loan buyer	(95)	2,549
Other liabilities	(7,693)	36,668
Net cash provided by operating activities	52,122	47,178
Cash flows from investing activities
Originations of loans	(314,484)	(300,226)
Repayments of loan principal	282,212	247,257
Purchase of fixed assets, net	(1,615)	(2,231)
Capitalization of system development costs	(5,461)	(2,509)
Net cash used in investing activities	(39,348)	(57,709)
Cash flows from financing activities
Borrowings under secured financing	235,000	—
Repayments of secured financing	(17,001)	—
Repayments of asset-backed notes	(160,001)	—
Repayments of capital lease obligations	(26)	(42)
Net payments related to stock-based activities	(793)	143
Net cash provided by financing activities	57,179	101
Net increase (decrease) in cash and cash equivalents and restricted cash	69,953	(10,430)
Cash and cash equivalents and restricted cash, beginning of period	136,141	129,175
Cash and cash equivalents and restricted cash, end of period	$206,094	$118,745

Supplemental disclosure of cash flow information
Cash and cash equivalents	$144,836	$58,109
Restricted cash	61,258	60,636
Total cash and cash equivalents and restricted cash	$206,094	$118,745

Cash paid for income taxes, net of refunds	$455	$142
Cash paid for interest and prepayment fees	$16,378	$13,863
Cash paid for amounts included in the measurement of operating lease liabilities	$4,051	$3,093
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$3,429	$44,778
Non-cash investments in capitalized assets	$702	$667
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") is a technology-powered and mission-driven provider of inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," meaning that the Company believes that traditional credit scores do not properly reflect such customers’ credit worthiness. The Company's primary product offerings are small dollar, unsecured installment loans that are affordably priced and that help customers establish a credit history. The Company has begun to expand beyond its core offering into other financial services that a significant portion of its customers already use, such as auto loans, credit cards and personal loans secured by a vehicle. The Company has developed a proprietary lending platform that enables the Company to underwrite the risk of low-to-moderate income customers that are credit invisible or mis-scored, leveraging data collected through the application process and data obtained from third-party data providers, and a technology platform for application processing, loan accounting and servicing. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

The Company uses securitization transactions, warehouse facilities and whole loan sales, to finance the principal amount of most of the loans it makes to its customers.

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

Initial Public Offering

On September 30, 2019, the Company completed its initial public offering (“IPO”), in which it issued and sold 4,873,356 shares of common stock and selling stockholders sold 2,314,144 shares of common stock, including the underwriters' over-allotment, at a price of $15.00 per share with net proceeds to the Company of approximately $60.5 million, after deducting underwriting discounts and commissions of $5.1 million and offering expenses paid by the Company of approximately $7.5 million. In connection with the IPO, all 14,043,977 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,075,167 shares of common stock. Additionally, on September 26, 2019, 3,969 shares of common stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("the Annual Report"), filed with the Securities and Exchange Commission ("SEC") on February 28, 2020. All share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Company's one-for-eleven reverse stock split. See "Initial Public Offering" above for additional information.

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

Accounting Policies - There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report, except for the new accounting pronouncements subsequently adopted as noted below.

Recently Adopted Accounting Standards

Allowance for Loan Losses and Fair Value Option ‑ In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This guidance significantly changes the way entities are required to measure credit losses. Under the new standard, estimated credit losses are based upon an expected credit loss approach rather than an incurred loss approach that was previously required. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition. This ASU provides an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption of Topic 326. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018, including interim periods in those fiscal years. The Company elected to early adopt ASU 2016-13 and ASU 2019-05 effective January 1, 2020.

The Company previously elected the fair value option for all loans originated after January 1, 2018. Upon adoption of ASU 2019-05, the Company elected the fair value option on all loans receivable originated prior to January 1, 2018 that were previously measured at amortized cost. As a result, adoption of ASU 2016-13 did not have impact on the Company's condensed consolidated financial statements and disclosures. The Company made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes off the uncollectible accrued interest receivable balance in a timely manner and makes relevant disclosures.

The adoption of ASU 2019-05 and fair value election resulted in (i) the release of the remaining allowance for loan losses on Loans Receivable at Amortized Cost as of December 31, 2019; (ii) recognition of the unamortized net originations fee income as of December 31, 2019; and (iii) measurement of the remaining loans originated prior to January 1, 2018 at fair value. These adjustments resulted in an increase to opening retained earnings as of January 1, 2020 of approximately $4.8 million. ASU 2019-05 does not allow for the fair value option to be elected on our asset-backed notes carried at amortized cost.

Fair Value Disclosures ‑ In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU simplifies the disclosure requirements for fair value measurements. The Company adopted this ASU effective January 1, 2020. The simplified disclosure requirements included a new disclosure for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. These new disclosure requirements were applied prospectively.

Cloud Computing Arrangements - In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the amendments of this ASU effective January 1, 2020 on a prospective basis with no impact upon adoption. All eligible implementation costs related to cloud computing arrangements are now recorded as part of "prepaid expenses" within "Other assets" on the Condensed Consolidated Balance Sheets (Unaudited). The amortization expense is presented in the same line on the income statement as the fees for the associated hosted service within "Operating expenses" on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), and the cash payments related to implementation of cloud computing arrangements are classified as "cash flows from operating activities" within the Condensed Consolidated Statements of Cash Flow (Unaudited).

Accounting Standards to be Adopted

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

Reference rate reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The amendments in this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and disclosures.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Net income (loss)	$(13,301)	$14,614
Less: Net income allocated to participating securities (1)	—	(12,926)
Net (loss) income attributable to common stockholders	$(13,301)	$1,688

Basic weighted-average common shares outstanding	27,015,730	2,938,006
Weighted average effect of dilutive securities:
Stock options	—	317,433
Restricted stock units	—	46,512
Warrants	—	12,436
Diluted weighted-average common shares outstanding	27,015,730	3,314,387

Earnings (loss) per share:
Basic	$(0.49)	$0.57
Diluted	$(0.49)	$0.51
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

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Stock options	4,086,128	—
Restricted stock units	1,757,010	—
Warrants	23,512	—
Convertible preferred stock	—	17,201,639
Total anti-dilutive common share equivalents	5,866,650	17,201,639

Restricted stock units granted with performance criterion were not reflected in the computation of diluted earnings (loss) per share for the three months ended March 31, 2019 as the performance condition was not considered probable. Per the provisions of ASC Topic 260, Earnings Per Share, diluted earnings (loss) per share only reflects those shares that would be issued if the reporting period were the end of the contingency period. Accordingly, total outstanding restricted stock units of 0 and 455,821 were not reflected in the denominator in the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019.

The income available to common stockholders, which is the numerator in calculating diluted earnings per share, does not include any compensation cost related to these restricted stock unit awards for the three months ended March 31, 2019.

4.	Variable Interest Entities

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries ("VIEs") to collateralize certain asset-backed financing transactions. The Company has determined that it is the primary beneficiary of these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction either in the form of an asset-backed certificate or as an uncertificated residual interest. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its consolidated financial statements.

Each VIE issues a series of asset-backed securities that are supported by the cash flows arising from the loans receivable securing such debt. Cash inflows arising from such loans receivable are distributed monthly to the transaction’s noteholders and related service providers in accordance with the transaction’s contractual priority of payments. The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. The Company retains the most subordinated economic interest in each financing transaction through its ownership of the respective residual interest in each VIE. The Company has no obligation to repurchase loans receivable that initially satisfied the financing transaction’s eligibility criteria but subsequently became delinquent or a defaulted loans receivable.

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2020	2019
Consolidated VIE assets
Restricted cash	$25,963	$28,821
Loans receivable at fair value	1,693,903	1,745,465
Loans receivable at amortized cost	—	41,747
Interest and fee receivable	17,274	15,874
Total VIE assets	1,737,140	1,831,907
Consolidated VIE liabilities
Secured financing (1)	279,999	62,000
Asset-backed notes at fair value	999,113	1,129,202
Asset-backed notes at amortized cost (1)	200,000	360,001
Total VIE liabilities	$1,479,112	$1,551,203

(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Receivable at Amortized Cost, Net

Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. Accordingly, for the three months ended March 31, 2020, the Company did not have any loans receivable measured at amortized cost. Therefore, the relevant disclosures related to loans receivable at amortized cost, net, such as credit quality information, past due loans receivable, troubled debt restructurings, and allowance for loan losses are not applicable for the three months ended March 31, 2020. The disclosures below relate to the prior year and are disclosed for comparative period purposes.

Loans receivable at amortized cost, net, consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Loans receivable at amortized cost	$—	$42,546
Deferred origination costs and fees, net	—	(103)
Allowance for loan losses	—	(3,972)
Loans receivable at amortized cost, net	$—	$38,471

Loans receivable at amortized cost are the unpaid principal balances of the loans. Accrued and unpaid interest and late fees on the loans estimated to be collected from customers are included in interest and fees receivable in the condensed consolidated balance sheets. At December 31, 2019, accrued and unpaid interest on loans were $0.3 million. Accrued and unpaid late fees were immaterial at December 31, 2019.

Credit Quality Information - The Company uses a proprietary credit scoring algorithm to assess the creditworthiness of individuals who have limited or no credit profile. Data used in the algorithm is obtained from customers, alternative credit reporting agencies, commercially available data sources, as well as information from traditional credit bureaus.

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

After the loan is disbursed, the Company monitors the credit quality of its loans receivable on an ongoing and a total portfolio basis. The following is a credit quality indicator that the Company uses to monitor its exposure to credit risk, to evaluate allowance for loan losses and help set the Company’s strategy in granting future loans:

•
Delinquency Status ‑ The delinquency status of the Company’s loan receivables reflects, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts and general economic conditions.

The recorded investment in loans receivable at amortized cost based on this credit quality indicator was as follows:

	March 31,	December 31,
Credit Quality Indicator (in thousands)	2020	2019
Delinquency Status
30-59 days past due	$—	$2,304
60-89 days past due	—	1,615
90-119 days past due	—	1,459
	$—	$5,378

Past Due Loans Receivable - In accordance with the Company’s policy, for loans recorded at amortized cost, income from interest and fees continues to be recorded for loans that are delinquent 90 days or more. The Company addresses the valuation risk on loans recorded at amortized cost that are delinquent 90 days or more by reserving them at 100%.

The recorded investment in loans receivable at amortized cost that are 90 or more days delinquent and still accruing income from interest and fees were as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Non-TDRs	$—	$720
TDRs	—	739
Total	$—	$1,459

Troubled Debt Restructurings ("TDR") - For the three months ended March 31, 2019, TDRs were primarily related to concessions involving interest rate reduction and extension of term.

As of December 31, 2019, TDRs comprised 21% of the Company’s total loan portfolio at amortized cost.

The amount of unamortized origination fees, net of origination costs, that were written off as a result of TDR restructurings of loans recorded at amortized cost during the three months ended March 31, 2019 was not material.

The Company’s TDR loans receivable at amortized cost based on delinquency status were as follows:

	March 31,	December 31,
(in thousands)	2020	2019
TDRs current to 29 days delinquent	$—	$6,367
TDRs 30 or more days delinquent	—	2,462
Total	$—	$8,829

A loan that has been classified as a TDR remains so until the loan is paid off or charged off. A TDR loan that misses its first two scheduled payments is charged off at the end of the month upon reaching 30 days' delinquency. A TDR loan that makes the first two scheduled payments is charged off according to the Company’s normal charge-off policy at 120 days' delinquency.

For loans recorded at amortized cost, previously accrued but unpaid interest and fees are also written off when the loan is charged off upon reaching 120 days' delinquency or when collection is not deemed probable.

Information on TDRs that defaulted and were charged off during the periods indicated were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Recorded investment in TDRs that subsequently defaulted and were charged off	$—	$3,254
Unpaid interest and fees charged off	—	419

When a loan recorded at amortized cost is restructured as a TDR, a portion of all of the accrued but unpaid interest and late fees may be forgiven. The following table shows the financial effects of TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Contractual interest and fees forgiven	$—	$—

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

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance - beginning of period	$3,972	$26,326
Adjustment upon adoption of ASU 2019-05	(3,972)	—
Provision (release) for loan losses	—	(366)
Loans charged off	—	(12,083)
Recoveries	—	3,315
Balance - end of period	$—	$17,192

6.	Loans Held for Sale

The originations of loans sold and held for sale during the three months ended March 31, 2020 was $74.5 million and the Company recorded a gain on sale of $7.5 million and servicing revenue of $4.5 million. The originations of loans sold and held for sale during the three months ended March 31, 2019 was $70.7 million and the Company recorded a gain on sale of $7.3 million and servicing revenue of $3.5 million.

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement expires on November 10, 2020. Pursuant to this agreement, the Company has committed to sell at least 10% of its unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes.

In addition, in July 2017, the Company entered into a separate whole loan sale arrangement with an institutional investor, which agreement has been amended from time to time, providing for a commitment to sell 100% of the Company’s loans originated under its Access Loan Program.

7.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Fixed assets
Computer and office equipment	$10,697	$10,432
Furniture and fixtures	10,805	10,768
Purchased software	4,900	4,527
Vehicles	79	171
Leasehold improvements	28,673	27,701
Total cost	55,154	53,599
Less: Accumulated depreciation	(33,086)	(30,765)
Total fixed assets, net	$22,068	$22,834

System development costs:
System development costs	$42,194	$36,795
Less: Accumulated amortization	(20,624)	(18,456)
Total system development costs, net	$21,570	$18,339

Servicer fee and whole loan receivables	2,295	6,621
Prepaid expenses	16,209	12,217
Tax receivable and other	17,974	15,197
Total other assets	$80,116	$75,208

Fixed Assets

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $2.5 million and $1.7 million, respectively.

System Development Costs

Amortization of system development costs for the three months ended March 31, 2020 and 2019 were $2.2 million and $0.9 million, respectively. System development costs capitalized for the three months ended March 31, 2020 and 2019 were $5.4 million and $2.6 million, respectively.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facility:

	March 31, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$279,064	$400,000	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2019
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$60,910	$400,000	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	March 31, 2020
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$216,255	$299,008	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	156,504	187,188	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	245,320	294,090	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	195,355	240,866	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	185,679	226,052	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$999,113	$1,247,204
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,602	$225,867	3.51%	3 years
Total asset-backed notes recorded at amortized cost	$200,000	$222,231	$199,602	$225,867

	December 31, 2019
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$251,090	$299,813	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,980	187,447	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	280,852	294,380	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	216,306	241,000	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	201,974	225,945	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,129,202	$1,248,585
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,413	$225,925	3.51%	3 years
Oportun Funding VI, LLC (Series 2017-A)	160,001	188,241	159,698	191,223	3.36%	3 years
Total asset-backed notes recorded at amortized cost	$360,001	$410,472	$359,111	$417,148
(1) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value and measured at carrying amount for asset-back notes recorded at amortized cost.
(2) Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(3) Weighted average interest rate excludes notes retained by the Company.

On March 9, 2020, the Company redeemed its asset-backed notes (Series 2017-A). An advance under the Company’s VFN was the primary source of funds for the redemption.

As of March 31, 2020, and December 31, 2019, the Company was in compliance with all covenants and requirements of the Secured Financing facility and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Accounts payable	$7,843	$5,919
Accrued compensation	14,262	22,226
Accrued expenses	17,124	15,110
Taxes payable	1,022	4,233
Accrued interest	3,179	3,842
Other	820	976
Total other liabilities	$44,250	$52,306

10.	Stockholders' Equity

Convertible Preferred Stock - Immediately prior to the completion of the IPO, all 14,043,977 shares of convertible preferred stock were converted into 19,075,167 shares of the Company's common stock. The conversion of all of the Company's convertible preferred stock included an additional 1,873,355 shares of common stock issued for the conversion of the Series G convertible preferred stock to reflect the conversion rate of the Series G convertible preferred stock. The additional 1,873,355 shares issued to Series G convertible preferred stock holders resulted in a $37.5 million reduction to retained earnings and a corresponding increase to additional paid-in capital. There were no shares of convertible preferred stock issued or outstanding as of March 31, 2020 or December 31, 2019.

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2020 or December 31, 2019.

Common Stock - As of March 31, 2020 and December 31, 2019, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2020, 27,403,279 and 27,143,797 shares were issued and outstanding, respectively, and 259,482 shares were held in treasury stock. As of December 31, 2019, 27,262,639 and 27,003,157 shares were issued and outstanding, respectively, and 259,482 shares were held in treasury stock.

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

2019 Equity Incentive Plan

The Company currently has one stockholder-approved plan from which stock-based awards can be issued, which was approved by the Company's stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and is the successor to the Company's Amended and Restated 2005 Stock Option / Stock Issuance Plan (the "2005 Plan") and the 2015 Stock Option/Stock Issuance Plan (the "2015 Plan," and collectively with the 2005 Plan, the “Previous Plans”). The Previous Plans exist solely to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards, or collectively, awards. ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The maximum number of shares of Company common stock that may be issued under the 2019 Plan will not exceed 8,677,294 shares.

On March 4, 2020, the Company registered an additional 1,350,157 shares of common stock that became issuable under the 2019 Plan by reason of the automatic increase provision. The number of shares reserved under the 2019 Plan will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser amount than the 5% of the total number of shares of common stock.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 996,217 shares.

On March 4, 2020, the Company registered an additional 270,031 shares of common stock reserved for future issuance under the ESPP. The number of shares reserved under the ESPP will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding year or (b)726,186 shares of common stock; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.

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

Stock Options

The term of an option may not exceed 10 years as determined by the Board, and each option generally vests over a four-year period with 25% vesting on the first anniversary date of the grant and 1/36th of the remaining amount vesting at monthly intervals thereafter. Option holders are allowed to exercise unvested options to acquire shares. Upon termination of employment, option holders have a period of up to three months in which to exercise any remaining vested options. The Company has the right to repurchase at the original purchase price any unvested but issued common shares upon termination of service. Unexercised options granted to participants who separate from the Company are forfeited and returned to the pool of stock options available for grant.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

As of March 31, 2020, and December 31, 2019, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was $14.4 million and $10.1 million, respectively, which will be recognized over a weighted-average vesting period of approximately 3.0 years and 2.4 years, respectively.

Restricted Stock Units

The Company’s restricted stock units ("RSUs") vest upon the satisfaction of time-based criterion of up to four years. The service-based requirement will be satisfied in installments as follows: 25% of the total number of RSUs awarded will have the service-based requirement satisfied during the month in which the 12-month anniversary of the vesting commencement date occurs, and thereafter 1/16th of the total award in a series of 12 successive equal quarterly installments or 1/4th of the total award in a series of three successive equal annual installments following the first anniversary of the initial service vest date. Some awards also include a performance criterion, a liquidity event in connection with the Company's initial public offering or a change in control. The liquidity event requirement will be satisfied as to any then-outstanding RSUs on the first to occur of the following events prior to the expiration date: (1) the closing of a change in control; or (2) the first trading day following the expiration of the lock-up period in connection with an IPO. These RSUs are not considered vested until both criteria have been met, if applicable, and provided that participant is providing continuous service on the vesting date. The performance-based condition of such RSUs was considered probable on the effective date of the IPO completed in September 2019. As a result, $7.9 million of compensation expense was recognized in connection with these performance-based awards upon completion of the IPO.

As of March 31, 2020 and December 31, 2019, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was $35.8 million and $21.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.2 years and 3.0 years, respectively.

Stock Option Exchange Offer

On August 22, 2019, the Company completed a one-time voluntary stock option exchange offer that allowed eligible participants the opportunity to exchange certain stock options for RSUs, subject to a new vesting schedule (the "RSU Exchange Offer"), or for a cash payment (the "Cash Exchange Offer," and together with the RSU Exchange Offer, the "Exchange Offers").

As a result of the Exchange Offers, options to purchase 1,040,154 shares of the Company’s common stock were accepted for exchange and 455,218 replacement RSUs were issued. The replacement RSUs have a vesting commencement date of August 1, 2019 and vesting schedule of two to four years. The RSUs will first vest on August 1, 2020, with the remainder vesting on a quarterly basis thereafter. The RSUs were granted under, and subject to, the terms and conditions of the 2015 Plan. The incremental compensation cost from the exchange is $3.2 million, recognized over the vesting period of the replacement award. The amount of cash payments provided in the Cash Exchange Offer was insignificant.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Technology and facilities	$752	$329
Sales and marketing	30	20
Personnel	3,369	1,631
Total stock-based compensation	$4,151	$1,980

The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the award grant date. The Company capitalized compensation expense related to stock-based compensation the three months ended March 31, 2020 and 2019 of $0.1 million and $0.1 million, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the three months ended March 31, 2020 was $0.7 million. The Company had no realized excess tax benefits from stock options for the three months ended March 31, 2019.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest income
Interest on loans	$148,522	$124,224
Fees on loans	2,178	2,522
Total interest income	150,700	126,746

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Non-interest income
Gain on loan sales	$7,532	$7,312
Servicing fees	4,451	3,548
Other income	745	722
Total non-interest income	$12,728	$11,582

13.	Income Taxes

Income tax benefit was $(4.7) million for the three months ended March 31, 2020, representing an effective tax rate of 26.2%. Income tax expense was $5.4 million for the three months ended March 31, 2019, representing an effective tax rate of 26.8%.

Interest and penalties related to the Company’s unrecognized tax benefits accrued at March 31, 2020 were not material. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company does not expect its uncertain tax positions to have a material impact on its consolidated financial statements within the next 12 months.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans" and together with the Initial Fair Value Loans, the "Fair Value Loans"). Accordingly, for the three months ended March 31, 2020, the Company did not have any loans receivable measured at amortized cost. Asset-backed notes issued prior to January 1, 2018 are accounted for at amortized cost, net. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2020		December 31, 2019
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,833,159	$1,760,481	$1,800,418	$1,882,088
Liabilities
Asset-backed notes	1,113,165	999,113	1,113,165	1,129,202

The Company calculates the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements:

	March 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted Average (2)	Minimum (3)	Maximum (3)	Weighted Average
Remaining cumulative charge-offs (1)	7.43%	57.58%	14.56%	*	*	9.61%
Remaining cumulative prepayments (1)	—%	40.39%	26.00%	*	*	34.95%
Average life (years)	0.17	1.91	0.90	*	*	0.81
Discount rate	-	-	12.78%	-	-	7.77%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).
(3) The Company adopted ASU 2018-13 on a prospective basis, effective January 1, 2020, therefore, these disclosures are not required as of December 31, 2019.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The Company developed an internal model to estimate the Fair Value Loans. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

The Company tested the fair value model by comparing modeled cash flows to historical loan performance to ensure that the model was complete, accurate and reasonable for the Company’s use. The Company also engaged a third party to create an independent fair value estimate for the Fair Value Loans, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model generates expected cash flows which were then aggregated and compared to the Company’s within an acceptable range.

The Company's internal valuation committee provides governance and oversight over the fair value pricing calculations and related financial statement disclosures. Additionally, this committee provides a challenge of the assumptions used and outputs of the model, including the appropriateness of such measures and periodically reviews the methodology and process to determine the fair value pricing. Any significant changes to the process must be approved by the committee.

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance – beginning of period	$1,882,088	$1,227,469
Adjustment upon adoption of ASU 2019-05	43,323	—
Principal disbursements	371,433	355,114
Principal payments from customers	(335,008)	(197,055)
Gross charge-offs	(46,230)	(23,250)
Net increase (decrease) in fair value	(155,125)	2,675
Balance – end of period	$1,760,481	$1,364,953

As of March 31, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is $2.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due is $17.3 million. As of December 31, 2019, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is $3.6 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due is $15.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$144,836	$144,836	$144,836	$—	$—
Restricted cash	61,258	61,258	61,258	—	—
Loans receivable at amortized cost, net (Note 5)	—	—	—	—	—
Loans held for sale (Note 6)	141	141	—	—	141
Liabilities
Accounts payable	7,843	7,843	7,843	—	—
Secured financing (Note 8)	279,999	264,789	—	264,789	—
Asset-backed notes at amortized cost (Note 8)	199,602	189,011	—	189,011	—

	December 31, 2019
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72,179	$72,179	$72,179	$—	$—
Restricted cash	63,962	63,962	63,962	—	—
Loans receivable at amortized cost, net (Note 5)	38,471	43,482	—	—	43,482
Loans held for sale (Note 6)	715	772	—	—	772
Liabilities
Accounts payable	5,919	5,919	5,919	—	—
Secured financing (Note 8)	62,000	62,000	—	62,000	—
Asset-backed notes at amortized cost (Note 8)	359,111	360,668	—	360,668	—

The Company uses the following methods and assumptions to estimate fair value:

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

There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

The Company has elected the practical expedient to keep leases with terms of 12 months or less off the balance sheet as no recognition of a lease liability and a right-of-use asset is required. Operating lease expense is recognized on a straight-line basis over the lease term in "Technology and facilities" in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

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

As of March 31, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020 (remaining nine months)	$11,822
2021	13,331
2022	10,453
2023	9,004
2024	8,166
2025	6,201
Thereafter	1,407
Total lease payments	60,384
Imputed interest	(6,126)
Total leases	$54,258

Sublease income
2020 (remaining nine months)	$(435)
2021	—
2022 and thereafter	—
Total lease payments	(435)
Imputed interest	2
Total sublease income	$(433)

Net lease liabilities	$53,825
Weighted average remaining lease term	4.8 years
Weighted average discount rate	4.48%

As of December 31, 2019, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020	15,227
2021	12,439
2022	9,663
2023	8,340
2024	7,488
Thereafter	7,293
Total lease payments	60,450
Imputed interest	(6,240)
Total leases	$54,210

Sublease income
2020	(861)
2021 and thereafter	—
Total lease payments	(861)
Imputed interest	8
Total sublease income	$(853)

Net lease liabilities	$53,357
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.49%

Rental expenses under operating leases for the three months ended March 31, 2020 and 2019, was $5.2 million and $4.3 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $4.9 million for the remainder of 2020, $8.9 million in 2021, $5.1 million in 2022, $0.2 million in 2023, and $0.0 million thereafter.

Whole Loan Sale Program ‑ The Company has a commitment to sell to a third-party financial institution 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. For details regarding the whole loan sale program, refer to Note 6, Loans Held for Sale.

Access Loan Sale Program ‑ In July 2017, the Company entered into a whole loan sale transaction with a financial institution with a commitment to sell 100% of the originations pursuant to the Company’s Access Loan Program and service the sold loans. For details regarding the Access Loan Sale Program, refer to Note 6, Loans Held for Sale.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at March 31, 2020 and December 31, 2019 were $2.7 million and $2.3 million, respectively.

Litigation - On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007 (the "Opportune Lawsuit"), was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against the Company and its wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against the Company and Oportun, LLC and called for injunctive relief requiring the Company and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of the Company's trademarks, (the "Cancellation Proceeding" and, together with the Opportune Lawsuit, the "Opportune Matter"). On March 5, 2018, the Trademark Trial and Appeal Board granted the Company's motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the District Court granted the Company's motion to partially dismiss the complaint, dismissing the plaintiff's misappropriation claim. On February 22, 2019, the plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act to the remaining claims in the original complaint. On August 30, 2019, the Company filed a motion for summary judgment on all of the plaintiff's claims. On January 22, 2020, the District Court issued its decision denying the Company's motion for summary judgment. No trial date has been set. In connection with discussions regarding settlement of the Opportune Matter, the Company has recorded a liability of $1.9 million within Other liabilities and a corresponding insurance recovery receivable of $1.0 million within Other assets on the Condensed Consolidated Balance Sheets as of December 31, 2019. The income statement impact of $0.9 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019. Actual results could differ from these estimates.

See Part II. Item 1. Legal Proceedings for additional information regarding legal proceedings in which the Company is involved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K, dated December 31, 2019 and filed with the Securities and Exchange Commission, on February 28, 2020. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This report contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•	our ability to increase the volume of loans we make;

•	our ability to manage our net charge-off rates;

•	our ability to successfully manage the potential adverse impact of the COVID-19 pandemic on our business, results and operations;

•	our plans and timing for new product launches;

•
our ability to successfully adjust our proprietary credit risk models and products in response to changing macroeconomic conditions and fluctuations in the credit market, including as a result of the COVID-19 pandemic;

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

You should read this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect, particularly given the uncertainties caused by the COVID-19 pandemic.

These forward-looking statements speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a high-growth, mission-driven provider of inclusive, affordable financial services powered by a deep, data-driven understanding of our customers and advanced proprietary technology. Our proprietary lending platform and application of machine learning to our unique alternative data set enable us to provide loans at a fraction of the price of other providers to customers who either do not have a credit history or credit score, known as credit invisibles, or who may have a limited credit history and are “mis-scored,” meaning that traditional credit scores do not properly reflect their credit worthiness. In our 14-year history, we have originated more than 3.8 million loans, representing over $8.9 billion of credit extended, to more than 1.7 million customers. A study commissioned by us and conducted by the Financial Health Network (formerly known as the Center for Financial Services Innovation) estimated that, as of March 31, 2020, our customers have saved more than $1.7 billion in aggregate interest and fees compared to alternative products available to them.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan. Our personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from six to 48 months. As part of our commitment to be a responsible lender, we verify income for 100% of our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our retail locations, direct mail, broadcast and digital marketing, as well as other channels. We also benefit from customers learning about Oportun from friends or family members and other word-of-mouth referrals. Our omni-channel network provides our customers with flexibility to apply for a loan at one of our 341 retail locations, over the phone, or via mobile or online through our responsive web-designed origination solution.

As part of our strategy, we have begun to expand beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. In April 2019, we began offering direct auto loans online on a limited basis to customers in California. In November 2019, we began offering an auto refinance product enabling customers to refinance an existing secured auto loan or to consolidate an existing secured auto loan with an unsecured Oportun loan. We plan to soft launch personal loans secured by a vehicle in the second quarter of 2020. Currently, our auto loans range from $5,000 to $35,000 with terms from 24 to 72 months. In December 2019, we launched the Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, as a pilot to a limited number of potential customers.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past six years, we have executed 14 bond offerings in the asset-backed securities market, the last 11 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In addition to our whole loan sale program, we also have a $400.0 million Secured Financing facility committed through October 2021, which also helps to fund our loan portfolio growth.

In order to achieve our profit goals, we closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing our investment in our technology platform and development of new capabilities.

We previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). As compared to the loans held for investment that were originated prior to January 1, 2018, or the Loans Receivable at Amortized Cost we believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans," and together with the Initial Fair Value Loans, the "Fair Value Loans"). Upon the adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loan Receivables at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale are accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net. We estimate the fair value of the Fair Value Loans using a discounted cash flow model, which considers various factors such as the price that we could sell our loans to a third party in a non-public market, credit risk, net charge-offs, customer payment rates and market conditions such as interest rates. We estimate the fair value of our Fair Value Notes based upon the prices at which our or similar asset-backed notes trade. We reevaluate the fair value of our Fair Value Loans and our Fair Value Notes at the close of each measurement period.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. We have historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our customers' available cash flow around the holidays. General increases in our customers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our customers’ borrowing needs. We experienced this seasonal trend in 2019, consistent with prior years. While the initial impacts from COVID-19 have occurred in the three months ended March 31, 2020, we have still also experienced our usual seasonal trends.

COVID-19 Update

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas, including shelter-in-place orders in most of the jurisdictions in which we operate. When we first began to experience the economic impact of the COVID-19 pandemic, we proactively took measures to tighten our lending criteria and enhance our collections and servicing strategies. Since that time, we have seen a reduction in applications, which we believe is attributable to a combination of customers abiding by shelter-in-place orders, a redirection of marketing efforts and changes in consumer spending behaviors related to COVID-19. We have also seen a reduction in origination volume, which we believe is attributable to the reduction in applications and our tightened lending criteria.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. We are closely monitoring this evolving situation and will continue to provide updates. In order to provide more meaningful and timely insight into how COVID-19 has impacted us and how we are responding to the environment created by COVID-19, we present certain figures as of April 30, 2020 and other time frames subsequent to March 31, 2020 below. These figures are preliminary.

As it became apparent the COVID-19 pandemic would have an impact to our business and our customers, we took active and decisive steps to implement an immediate operational response which we outlined below.

Investment in technology enabling rapid response

Our significant investments in data science, risk analytics and engineering have allowed us to make rapid changes to our 100% centralized and fully automated credit underwriting platform. In anticipation of the impact of COVID-19, we proactively tightened our underwriting criteria and reduced loan sizes by credit tier to better manage credit outcomes. Additionally, we added new alternative data variables to our underwriting scorecard in under a week. Because of our investments in technology, we also rapidly implemented incremental changes to our servicing and collections capabilities. We believe our technological capabilities will allow us to continue to rapidly respond as the situation evolves.

Responsibly adjusting underwriting and verification procedures

As news of the pandemic spread began to surface, we proactively implemented a series of changes to our underwriting criteria to reduce our exposure to the segments of the population that we believed would be most impacted. The cornerstone of our mission is to only lend to customers whose ability to repay their loan is based upon verified income. We have always verified income for 100% of applicants and determined loan amounts based upon our ability-to-pay ratio. In anticipation of the economic impact of the pandemic and the increasing unemployment rate, we implemented more stringent employment verification procedures and increased recency requirements for proof of income.

We have also tightened our underwriting criteria and reduced loan sizes by credit tier in order to better manage credit outcomes. We had previously used industry and regional factors in our underwriting score card and have now increased the weighting of these factors to reflect the changing employment dynamics in those industries and regions. We continue to lend to income- and employment-verified customers who meet our revised credit criteria, but the decision to implement tighter underwriting has led to reduced originations that are consistent with our strategy to navigate this dynamic situation. We believe that our product structure, which generally requires a payment twice a month, provides early feedback on the pandemic’s impact on our customers. We continue to diligently monitor portfolio performance and our other data sources daily and will rapidly revise our underwriting criteria as required to adapt to the changing environment. As a result of the adjustments made to our underwriting and verification procedures, we had total revenue of $48.6 million for the month of April 2020 with Aggregate Originations of $41.8 million. We ended April 2020 with a Managed Principal Balance at End of Period of $2.1 billion and 743,232 active customers.

Leading credit indicators

We remain committed to working with our customers during this uncertain time. To further support our customers, we enhanced our collection strategy and expanded our collection solutions by adding emergency deferrals and emergency reduced payment plans to certain customers. At the end of March 2020, we began offering initial emergency hardship deferments of one month to customers who indicated they had been economically impacted by the COVID-19 pandemic. Consistent with recent regulatory guidance, we may consider deferrals of up to 90 days. These deferrals are granted one month at a time for borrowers who continue to be impacted. As of March 31, 2020, 6.1% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program. As of April 30, 2020, 14.6% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program. Further, 42.3% of customers with an Emergency Hardship Deferral have made a payment.

We ended the first quarter of 2020 with a 30+ Day Delinquency Rate of 3.8% and an Annualized Net Charge-Off Rate of 8.9%, versus 3.6% and 8.3%, respectively, in the prior-year period. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. Because we offer a grace period, ranging between 7 and 15 days, before a late fee is assessed, customers have extra time to make a payment, if needed. We monitor our early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options. We have seen an increase in early-stage delinquencies, with 8 to 14 day delinquencies and 15 to 29 day delinquencies of 2.2% and 1.8%, respectively, as of March 31, 2020 as compared to 1.2% and 1.5%, respectively, as of March 31, 2019. Since that time, we have seen our early stage delinquencies stabilize, and our 8-14 day and 15-29 day delinquencies as of April 30, 2020, were both at 1.6%. In addition, our 30+ Day Delinquency Rate and Annualized Net Charge-Off Rate for the month of April was 4.0% and 9.4%, respectively.
All of our collection activities continue to be centralized through multiple contact centers located in three different countries. Our contact centers have continued to meet all service levels, with an average time to answer a call of less than 10 seconds, despite significantly increased call volumes. We have also cross-trained our employees in other areas to be able to assist with collection and servicing efforts if needed and are continuing to add additional collections staff in anticipation of increased capacity requirements.

We believe that our contact centers in disbursed geographies, along with our use of cloud-based technology, position us well to react to suspension of operations at any contact center. We have proactively increased our customer service and collections capacities through new hiring and cross-training of existing personnel. We continue to see strong customer payment activity. For the three months ended March 31, 2020, over 61% of customers are making payments outside of our retail locations, with over 60% of all customers paying via ACH or debit card. Customers who prefer to pay in cash can continue to do so at our retail locations or at over 56,000 third-party payment locations such as Walmart, Family Dollar, CVS, Kroger and 7-Eleven. Customers can make a payment through any of these channels without paying a fee. For the month of April 30, 2020, over 68% of customers continue to make payments outside of our retail locations, with over 66% of all customers paying via ACH or debit card.

Safeguarding employees and customers

As a financial services provider, we are deemed to be part of an “Essential Critical Infrastructure Sector” by the Department of Homeland Security, and we are expected to maintain our operations for essential personnel, even in geographies where shelter-in-place orders have been enacted. Additionally, financial regulators have encouraged lenders to offer responsible small-dollar loans to consumers impacted by COVID-19. For these reasons, as of March 31, 2020, 336 of our 341 retail locations remained open to serve customers. Customers can also apply for a loan directly over the phone by calling our contact centers located in three different countries. Additionally, a customer can complete the entire lending process online via their mobile device through our end-to-end mobile solution.

The health and safety of our employees and customers is paramount as we fulfill our responsibility of maintaining operations to support customers in need. We are taking all necessary healthcare precautions in accordance with the guidelines of the Center for Disease Control and Prevention and state and local authorities. We have adopted social distancing procedures and other safety protocols within our retail locations and contact centers to keep our employees and customers safe. Additionally, we have increased the benefits we offer to employees, including increased sick leave, stipends to cover incremental childcare expenses, cash advances and access to our employee assistance fund. Whenever necessary, our teams have seamlessly adapted to working remotely.

Impact on net change in fair value

Our net increase or decrease in fair value, or net change in fair value, includes our current period principal net charge-offs and mark-to-market adjustments on our Fair Value Loans and our Fair Value Notes. Our net change in fair value for the first quarter of 2020 has been impacted by the macroeconomic changes associated with the COVID-19 pandemic.

The fair value of our Loans Receivable at Fair Value decreased $155.1 million in the first quarter of 2020 driven by a decrease in the fair value price of our loans from 104.5% as of December 31, 2019 to 96.0% as of March 31, 2020. The decrease in the fair value price of our loans is due to (a) an increase in the discount rate from 7.77% as of December 31, 2019 to 12.78% as of March 31, 2020 caused by increasing credit spreads offset by decreasing interest rates, (b) an increase in remaining cumulative charge-offs from 9.61% as of December 31, 2019 to 14.56% as of March 31, 2020, and (c) an increase in average life from 0.81 years as of December 31, 2019 to 0.90 years as of March 31, 2020. The fair value of the price of our loans as of April 30, 2020 is 95.1% due to (a) an increase in the discount rate to 14.09%, (b) a decrease in remaining cumulative charge-offs to 13.85%, and (c) a decrease in average life to 0.86 years.

The fair value of our Asset-Backed Notes at Fair Value decreased $130.1 million in the first quarter of 2020 driven by a decrease in the weighted average price of our asset-backed notes from 101.40% at December 31, 2019 to 89.75% as of March 31, 2020. This increase was due to the significant dislocation and illiquidity in the asset-backed market as result of the economic impact of the pandemic. The weighted average price of our asset-backed notes as of April 30, 2020 is 87.9%.

Our company's plan to make use of various tax incentives

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a substantial tax and spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. We continue to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act. Of the tax provisions included in the CARES Act, we will make use of the deferral of the employer’s portion of social security payroll taxes and the additional tax deductions generated from the change in the tax classification of qualified improvement property. We will also defer income tax payments to the extent allowed by each of the jurisdictions in which we file tax returns. While we will pursue the opportunities mentioned, we will continue to monitor other benefits resulting from the CARES Act.

Investment in new products

We ended the first quarter of 2020 with $4.9 million in auto loans and $2.1 million of credit card receivables issued through a partner bank. We plan to begin piloting personal loans secured by a vehicle in the second quarter of 2020. We have stopped marketing our direct or auto refinance products, so we can focus our efforts with auto lending around the launch and growth of our secured personal loan product for the time being. With credit card, we now have customers in nine states. As of April 30, 2020, we had $4.9 million in auto loans and $2.5 million of credit card receivables issued through a partner bank.

Impact of COVID-19 on operating expenses

In response to the economic impact of the COVID-19 pandemic, we have incurred incremental expenses related to maintaining social distancing in our retail locations and contact centers to ensure the health and safety of our customers and employees, as well as staffing more customers service and collections personnel. We have decreased our spending on marketing commensurate with our having tightened our underwriting criteria as well as reduced customer demand. We have not laid off any employees but are only hiring for critical positions.

Capital and liquidity

We continue to maintain our liquidity position and have more than 12 months of liquidity runway without accessing the securitization market, assuming we maintain operations and meet all upcoming debt obligations. As of March 31, 2020, we had $206.1 million of cash, cash equivalents and restricted cash. Additionally, our business generated $52.1 million of cash from operations in the first quarter of 2020. We have a strong balance sheet with $468.8 million of Adjusted Tangible Book Value and low leverage as of March 31, 2020. As of April 30, 2020, we had $184.6 million of cash, cash equivalents and restricted cash.

We have $1.3 billion in term securitization bonds outstanding that allows us to fund new originations for the remainder of each securitization's revolving period which range from September 2020 to July 2022. As of March 31, 2020, we had $120.0 million undrawn capacity on our $400.0 million warehouse line that is committed through October 2021. As a result of the decline in loan originations, as of April 30, 2020, we had $188.0 million of undrawn capacity on our warehouse line, as we have transferred certain loans from our warehouse line to pledge to our securitizations.

See Item 1A. Risk Factors included elsewhere in this report for further discussion of the risks and uncertainties relating to COVID–19. See "Results of Operations" included elsewhere in this report for further discussion of how certain trends and conditions impacted the three months ended March 31, 2020.

Selected April 30, 2020 financial information

Certain tables below contain information which is presented on a Fair Value Pro Forma basis. See the next section, "Non-GAAP Financial Measures", included in this Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Non-

GAAP measures, the related adjustments, and a presentation of the actual impact of the election of the fair value option for the periods presented in the financial statements included elsewhere in this report.
The following table presents preliminary Condensed Consolidated Balance Sheet information and Fair Value Pro Forma Condensed Consolidated Balance Sheet information as of April 30, 2020:

	April 30, 2020
(in thousands of dollars)	As Recorded	FV Adjustments	FV Pro Forma
Assets
Cash and cash equivalents and restricted cash	$184,635	$—	$184,635
Loans receivable at fair value	1,680,719	—	1,680,719
Other assets	153,968	—	153,968
Total Assets	2,019,322	—	2,019,322

Liabilities and stockholders' equity
Liabilities
Secured financing	211,106	—	211,106
Asset-backed notes at fair value and amortized cost	1,178,344	(7,834)	1,170,510
Other liabilities	141,086	2,631	143,717
Total Liabilities	1,530,536	(5,203)	1,525,333
Total stockholders' equity	488,786	5,203	493,989
Total liabilities and stockholders' equity	$2,019,322	$—	$2,019,322

The following table presents preliminary Condensed Consolidated Statement of Operations and Fair Value Pro Forma Condensed Consolidated Statement of Operations information for the month ended April 30, 2020:

	For the Month Ended April 30, 2020
(in thousands of dollars)	As Recorded	FV Adjustments	FV Pro Forma
Revenue
Total Revenue	$48,621	$—	$48,621
Less:
Interest Expense	4,622	(63)	4,559
Decrease in fair value	(7,270)	(2,819)	(10,089)
Net revenue	36,729	(2,756)	33,973
Total operating expenses	31,561	—	31,561
Income before taxes	5,168	(2,756)	2,412
Income tax expense	1,543	(823)	720
Net income	$3,625	$(1,933)	$1,692

The following table presents our preliminary key performance indicators as of and for the month ended April 30, 2020:

(in thousands of dollars, except CAC)	As of and For the Month Ended April 30, 2020
Aggregate Originations (1)	$41,849
Number of Loans Originated (1)	11,555
Active Customers (1)	743,232
Customer Acquisition Cost (1)	$574
Owned Principal Balance at End of Period (1)	$1,764,946
Managed Principal Balance at End of Period (1)	$2,097,726
Average Daily Principal Balance (1)	$1,803,890
Charge-offs, Net of Recoveries (1)	$13,830
30+ Day Delinquent Principal Balance at End of Period (1)	$70,379
30+ Day Delinquency Rate (1)	4.0%
Annualized Net Charge-Off Rate (1)	9.4%
Operating Efficiency	64.9%
Adjusted Operating Efficiency	61.6%
Return on Equity	9.1%
Adjusted Return on Equity	7.0%
(1) Credit card data has been excluded from these metrics for the month ended April 30, 2020 because they are de minimis.

The following table presents the components of the preliminary Fair Value Pro Forma mark-to-market adjustment and a reconciliation of net income to Adjusted EBITDA for the month ended April 30, 2020:

(in thousands of dollars)	For the Month Ended April 30, 2020
Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma
Fair value mark-to-market adjustment on Fair Value Loans	$(13,909)
Fair value mark-to-market adjustment on asset-backed notes	17,614
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$3,705

Adjusted EBITDA
Net income	$3,625
Adjustments:
Fair Value Pro Forma net income adjustment	(1,933)
Income tax expense	720
Depreciation and amortization	1,610
Stock-based compensation expense	1,592
Litigation reserve	—
Origination fees for Fair Value Loans, net	1,540
Fair value mark-to-market adjustment	(3,705)
Adjusted EBITDA	$3,449

The following table presents a preliminary reconciliation of net income to Adjusted Net Income for the month ended April 30, 2020:

Adjusted Net Income (in thousands of dollars)	For the Month Ended April 30, 2020
Net income (loss)	$3,625
Adjustments:
Fair Value Pro Forma net income adjustment	(1,933)
Income tax expense	720
Stock-based compensation expense	1,592
Litigation reserve	—
Adjusted income before taxes	4,004
Normalized income tax expense	1,196
Adjusted Net Income	$2,808
Income tax rate (1)	29.9%
(1) Income tax rate is based on the effective tax rate before discrete items which is primarily the excess tax benefit from restricted stock units.

The following table presents a preliminary reconciliation of stockholders' equity to Adjusted TBVPS as of April 30, 2020:

Adjusted TBVPS (in thousands, except share and per share data)	April 30, 2020
Stockholders' equity	$488,786
Adjustments:
Fair Value Pro Forma stockholders' equity adjustment	5,203
Intangible assets, net (1)	(22,803)
Adjusted Tangible Book Value	$471,186

Total common shares outstanding	27,171,802

Book Value Per Share	$17.99
Adjusted Tangible Book Value Per Share	$17.34
(1) Intangible assets, net consists of trademarks and internally developed software, net.

The following table presents a preliminary reconciliation of Return on Equity to Adjusted Return on Equity for the month ended April 30, 2020:

(in thousands)	For the Month Ended April 30, 2020
Return on Equity	9.1%
Adjusted Return on Equity
Adjusted Net Income	$2,808
Fair Value Pro Forma average stockholders' equity	$492,247
Adjusted Return on Equity	7.0%

The following table presents a preliminary reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the month ended April 30, 2020:

(in thousands)	For the Month Ended April 30, 2020
Operating Efficiency	64.9%
Adjusted Operating Efficiency
Total revenue	$48,621
Fair Value Pro Forma Total Revenue adjustments	—
Fair Value Pro Forma Total Revenue	48,621
Total operating expense	31,561
Stock-based compensation expense	(1,592)
Total Fair Value Pro Forma adjusted operating expenses	$29,969
Adjusted Operating Efficiency	61.6%

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

See the next section, "Non-GAAP Financial Measures", included in this Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a presentation of the actual impact of the election of the fair value option for the periods presented in the financial statements included elsewhere in this report.

	As of or for the Three Months Ended March 31,
(in thousands of dollars, except CAC)	2020	2019
Aggregate Originations (1)	$432,759	$415,829
Number of Loans Originated (1)	143,150	150,822
Active Customers (1)	777,194	699,650
Customer Acquisition Cost (1)	$170	$141
Owned Principal Balance at End of Period (1)	$1,831,011	$1,522,966
Managed Principal Balance at End of Period (1)	$2,180,400	$1,811,850
Average Daily Principal Balance (1)	$1,862,130	$1,526,782
Charge-offs, Net of Recoveries (1)	$41,431	$31,272
30+ Day Delinquent Principal Balance at End of Period (1)	$69,908	$55,766
30+ Day Delinquency Rate (1)	3.8%	3.6%
Annualized Net Charge-Off Rate (1)	8.9%	8.3%
Operating Efficiency	60.3%	56.9%
Adjusted Operating Efficiency	57.8%	55.8%
Return on Equity	(11.0)%	16.5%
Adjusted Return on Equity	(1.0)%	10.6%
(1) Credit card data has been excluded from these metrics for the three months ended March 31, 2020 because they are de minimis.

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $432.8 million for the three months ended March 31, 2020 from $415.8 million for the three months ended March 31, 2019. The 4.1% increase is primarily driven by an increase in the average loan size, partially offset by a decrease in number of loans originated. We originated 143,150 and 150,822 loans for the three months ended March 31, 2020 and 2019, respectively, representing a 5.1% decrease. This decrease is primarily due to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic and reduced number of applications.

Active Customers

As of March 31, 2020, Active Customers increased by 11.1% from March 31, 2019 due to our strategic marketing initiatives which attracted new customers in addition to retaining existing customers. However; due to the COVID-19 pandemic, we have experienced a reduction in applications, which we believe is attributable both to customers abiding by shelter-in-place orders as well as a redirection of our marketing efforts.

Customer Acquisition Cost

For the three months ended March 31, 2020 and 2019, our Customer Acquisition Cost was $170 and $141, respectively, an increase of 20.6%. The increase is primarily due to an increase in our retail and telesales staff and investment in testing new marketing channels like digital advertising and lead aggregators, as well as the expansion of our direct mail program. The increase is also directly related to the decrease in number of loans originated period over period due to the COVID-19 pandemic.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of March 31, 2020 increased by 20.3% from March 31, 2019 driven by growth in originations over the last 12 months.

Average Daily Principal Balance

Average Daily Principal Balance increased by 22.0% from $1.5 billion for the three months ended March 31, 2019 to $1.9 billion for the three months ended March 31, 2020. The increase reflects the growth in originations over the last 12 months.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 3.8% and 3.6% as of March 31, 2020 and 2019, respectively. We monitor early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options. We have seen an increase in early-stage delinquencies primarily related to COVID-19, with 8 to 14 day delinquencies and 15 to 29 day delinquencies of 2.2% and 1.8%, respectively, as of March 31, 2020 as compared to 1.2% and 1.5%, respectively as of March 31, 2019. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. As of March 31, 2020, 6.1% of our Owned Principal Balance at End of Period was in active deferral status under our Emergency Hardship Deferral program.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2020 and 2019 was 8.9% and 8.3%, respectively. Net charge-offs for the year increased due to our larger loan sizes and longer loan terms. Management expects net charge-offs to increase due to the impact of the pandemic.

Operating Efficiency and Adjusted Operating Efficiency

For the three months ended March 31, 2020 and 2019, Operating Efficiency was 60.3% and 56.9% respectively, and Adjusted Operating Efficiency for the same period was 57.8% and 55.8%, respectively. The increases in Operating Efficiency and Adjusted Operating Efficiency are a result of operating expenses growing slightly faster than total revenue. The increase in operating expenses is driven by $4.2 million in investments in new products, as well as additional investments in technology, engineering, data science and public company readiness. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the three months ended March 31, 2020 and 2019, Return on Equity was (11.0)% and 16.5%, respectively and Adjusted Return on Equity was (1.0)% and 10.6% respectively. The decreases in Return on Equity and Adjusted Return on Equity are primarily due to lower net income. Net income was lower due to the decrease in fair value of our loan portfolio as a result of macroeconomic changes associated with the COVID-19 pandemic. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Historical Credit Performance

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2020 divided by the total origination loan volume for that year. Loans are charged off no later than after becoming 120 days contractually delinquent.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We have managed to stabilize cumulative net lifetime loan losses since the financial crisis that started in 2008. Our proprietary, centralized credit scoring model and continually evolving data analytics have enabled us to maintain consistent net lifetime loan loss rates ranging between 5.5% and 8.2% since 2009. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The chart below includes all personal loan originations by vintage, excluding loans originated under the Access Loan Program.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Net lifetime loan losses as of March 31, 2020 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%*	8.2%*	6.8%*	0.0%*
Outstanding principal balance as of March 31, 2020 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	3.6%	35.0%	87.9%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Revenue
Interest income	$150,700	$126,746
Non-interest income	12,728	11,582
Total revenue	163,428	138,328
Less:
Interest expense	16,361	14,619
Provision (release) for loan losses	—	(366)
Total decrease in fair value	(66,469)	(25,416)
Net revenue	80,598	98,659
Operating expenses:
Technology and facilities	30,774	21,641
Sales and marketing	24,827	21,266
Personnel	25,582	18,877
Outsourcing and professional fees	13,618	13,549
General, administrative and other	3,813	3,358
Total operating expenses	98,614	78,691
Income before taxes	(18,016)	19,968
Income tax expense (benefit)	(4,715)	5,354
Net income (loss)	$(13,301)	$14,614

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Revenue
Interest income	$150,700	$126,746	$23,954	18.9%
Non-interest income	12,728	11,582	1,146	9.9%
Total revenue	$163,428	$138,328	$25,100	18.1%
Percentage of total revenue:
Interest income	92.2%	91.6%
Non-interest income	7.8%	8.4%
Total revenue	100.0%	100.0%

Total Revenue. Total revenue increased by $25.1 million, or 18.1%, from $138.3 million for the three months ended March 31, 2019 to $163.4 million for the three months ended March 31, 2020.

Interest income. Total interest income increased by $24.0 million, or 18.9%, from $126.7 million for the three months ended March 31, 2019 to $150.7 million for the three months ended March 31, 2020. The increase is primarily attributable to growth in our Average Daily Principal Balance, which grew from $1.5 billion for the three months ended March 31, 2019 to $1.9 billion for the three months ended March 31, 2020, an increase of 22.0%. This was partially offset by a decrease in portfolio yield of 14 basis points due to returning customers receiving lower interest rates.

Non-interest income. Total non-interest income increased by $1.1 million, or 9.9%, from $11.6 million for the three months ended March 31, 2019 to $12.7 million for the three months ended March 31, 2020. The increase is primarily due to a $0.9 million increase in servicing revenue from loans sold and a $0.2 million increase in the gain on sale of loans.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Interest expense	$16,361	$14,619	$1,742	11.9%
Percentage of total revenue	10.0%	10.6%
Cost of Debt	4.2%	4.4%
Leverage as a percentage of Average Daily Principal Balance	83.6%	86.0%

Interest expense. Interest expense increased by $1.7 million, or 11.9%, from $14.6 million for the three months ended March 31, 2019 to $16.4 million for the three months ended March 31, 2020. We financed approximately 83.6% of our loans receivable through debt for the three months ended March 31, 2020, as compared to 86.0% for the three months ended March 31, 2019, and our Average Daily Debt Balance increased from $1.3 billion to $1.6 billion for the three months ended March 31, 2020, an increase of 18.2%. While aggregate interest expense has increased as we have grown our loans receivable, we have improved our Cost of Debt as we have become a more established issuer and have been able to refinance and increase the size of our securitizations.

See Note 2, Summary of Significant Accounting Policies, and Note 8, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this report for further information on the Company's interest expense and the Company's Secured Financing facility and asset-backed notes.

Provision (release) for loan losses

Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. There is no provision for loan losses for the Fair Value Loans because lifetime loan losses are incorporated in the measurement of fair value for loans receivable. Accordingly, for the three months ended March 31, 2020, we did not have any loans receivable measured at amortized cost and, therefore, the provision (release) for loan losses is not applicable for the three months ended March 31, 2020.

The provision (release) for loan losses for the three months ended March 31, 2019 represents a provision to maintain an allowance for loan losses adequate to provide for losses over the next 12 months for our Loans Receivable at Amortized Cost. Our allowance for loan losses represents our estimate of the credit losses inherent in our loans and is based on a variety of factors, including current economic conditions, our historical loan loss experience, recent trends in delinquencies and loan seasoning.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$8,768	$(8,768)	*
Excess provision on loans receivable at amortized cost	—	(9,134)	9,134	*
Provision (release) for loan losses	$—	$(366)	$366	*
Allowance for loan losses rate on amortized cost portfolio	—%	8.16%
Percentage of total revenue	—%	(0.3)%
* Not meaningful

Total net increase (decrease) in fair value

Net increase (decrease) in fair value reflects changes in fair value of Fair Value Loans and Fair Value Notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and customer payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(155,125)	$2,675	$(157,800)	*
Fair value mark-to-market adjustment on asset-backed notes	130,089	(5,587)	135,676	*
Total fair value mark-to-market adjustment	(25,036)	(2,912)	(22,124)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	(41,433)	(22,504)	(18,929)	*
Total decrease in fair value	$(66,469)	$(25,416)	$(41,053)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(15.3)%	(2.1)%
Charge-offs, net of recoveries on loans receivable at fair value	(25.4)%	(16.3)%
Total net increase (decrease) in fair value	(40.7)%	(18.4)%
Discount rate (2)	12.78%	8.86%
Remaining cumulative charge-offs	14.56%	10.00%
Average life in years	0.90	0.80
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05 effective January 2020.
(2) The observed volatility in the discount rate is due to illiquidity and increase in risk premiums in the secondary market for asset-backed notes due to the COVID-19 pandemic.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended March 31, 2020 was $66.5 million. This amount represents a total fair value mark-to-market decrease of $25.0 million on Loans Receivable at Fair Value and Asset-Backed Notes at Fair Value, and $41.4 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $155.1 million mark-to-market reduction on Fair Value Loans due to (a) an increase in the discount rate from 7.77% as of December 31, 2019 to 12.78% as of March 31, 2020 caused by increasing credit spreads offset by decreasing interest rates, (b) an increase in remaining cumulative charge-offs from 9.61% as of December 31, 2019 to 14.56% as of March 31, 2020, and (c) an increase in average life from 0.81 years as of December 31, 2019 to 0.90 years as of March 31, 2020. The $130.1 million mark-to-market adjustment on Fair Value Notes is due to a widening of credit spreads due to illiquidity and increase in risk premiums in the secondary market for asset-backed notes due to the pandemic.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$8,768	$(8,768)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	41,433	22,504	18,929	84.1%
Total charge-offs, net of recoveries	$41,433	$31,272	$10,161	32.5%
Average Daily Principal Balance	$1,862,130	$1,526,782	335,348	22.0%
Annualized Net Charge-Off Rate	8.9%	8.3%
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05, effective January 2020.

Charge-offs, net of recoveries. We optimized growth while maintaining an Annualized Net Charge-Off Rate of 8.9% for the three months ended March 31, 2020. We believe this experience indicates the strength of our proprietary credit scoring technology as well as the efficacy and scalability of our business model. We expect our charge-offs to increase due to the impact of the COVID-19 pandemic.

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

Technology and facilities

Technology and facilities expenses are the largest component of our operating expenses, representing the costs required to build our omni-channel network and technology platform, and consist of three components. The first component is comprised of costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees, and depreciation and amortization. Lastly, this category also includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Technology and facilities	$30,774	$21,641	$9,133	42.2%
Percentage of total revenue	18.8%	15.6%

Technology and facilities. Technology and facilities expense increased by $9.1 million, or 42.2%, from $21.6 million for the three months ended March 31, 2019 to $30.8 million for the three months ended March 31, 2020. The increase is primarily due to $3.9 million higher compensation and benefits and $1.4 million higher depreciation on leasehold improvements and rent expense due to the increased number of retail locations as we have continued to build our omni-channel network. Our retail locations grew from 321 at March 31, 2019 to 341 at March 31, 2020, or 6.2%. We also had a $2.1 million increase in service costs related to higher usage of software and cloud services, $1.3 million related to depreciation of additions related to internally developed software and $0.5 million increase in professional services and other related costs due to growth in staffing at our India technology service center.

Sales and marketing

Sales and marketing expenses consist of two components and represent the costs to acquire our customers. The first component is comprised of the expense to acquire a customer through various paid marketing channels including direct mail, radio, television, digital marketing and brand marketing. The second component is the costs associated with our telesales, lead generation and retail operations, including personnel expenses, but excluding costs associated with retail locations. For Fair Value Loans, sales and marketing-related direct origination expenses are expensed when incurred.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Sales and marketing	$24,827	$21,266	$3,561	16.7%
Percentage of total revenue	15.2%	15.4%
Customer Acquisition Cost (CAC)	$170	$141	$29	20.6%

Sales and marketing. Sales and marketing expenses to acquire our customers increased by $3.6 million, or 16.7%, from $21.3 million for the three months ended March 31, 2019 to $24.8 million for the three months ended March 31, 2020. As we expanded our omni-channel network, we added headcount to our retail locations and telesales, leading to increased personnel-related costs of $1.2 million. To grow our loan originations, we increased our investment in marketing initiatives by $3.1 million across various marketing channels, including direct mail, digital advertising channels, lead aggregators, and brand marketing. This was partially offset by $0.8 million savings due to the discontinued use of radio media buys in 2020. As a result of our focus on developing new marketing capabilities and our lower number of loans originated during the period due to the COVID-19 pandemic, our CAC has increased by 20.6% from the three months ended March 31, 2019 to the three months ended March 31, 2020.

Personnel

Personnel expenses represent compensation and benefits that we provide to our employees and include salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, retail operations and technology which are included in sales and marketing expenses and technology and facilities, respectively.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Personnel	$25,582	$18,877	$6,705	35.5%
Percentage of total revenue	15.7%	13.6%

Personnel. Personnel expense increased by $6.7 million, or 35.5%, from $18.9 million for the three months ended March 31, 2019 to $25.6 million for the three months ended March 31, 2020, primarily driven by a 26.0% increase in corporate employee headcount associated with risk management, data analytics and finance, $1.7 million in increased stock compensation expense related to equity incentive awards for our 2019 annual review and $0.5 million in severance pay related to the corporate reorganization of auto in January 2020.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Outsourcing and professional fees	$13,618	$13,549	$69	0.5%
Percentage of total revenue	8.3%	9.8%

Outsourcing and professional fees. Outsourcing and professional fees increased by $0.1 million, or 0.5%, from $13.5 million for the three months ended March 31, 2019 to $13.6 million for the three months ended March 31, 2020. Outsourcing and professional fees have remained relatively flat compared to the prior year quarter as we were able to efficiently manage costs as the business grew.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
General, administrative and other	$3,813	$3,358	$455	13.5%
Percentage of total revenue	2.3%	2.4%

General, administrative and other. General, administrative and other expenses increased by $0.5 million, or 13.5%, from $3.4 million for the three months ended March 31, 2019 to $3.8 million for the three months ended March 31, 2020, primarily due to increases in foreign exchange losses due to decline in value of the Mexican Peso as a result of COVID-19.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended March 31, 2020 and 2019 we recognized tax expense (benefit) attributable to U.S. federal, state and Mexico income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%
Income tax expense (benefit)	$(4,715)	$5,354	$(10,069)	(188.1)%
Percentage of total revenue	(2.9)%	3.9%
Effective tax rate	26.2%	26.8%

Income tax expense. Income tax expense decreased by $10.1 million or 188.1%, from expense of $5.4 million for the three months ended March 31, 2019 to a benefit of $4.7 million for the three months ended March 31, 2020, primarily as a result of lower pretax income for the three months ended March 31, 2020.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on the Company's income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Election of Fair Value Option

We previously elected the fair value option to account for loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). We believe the fair value option for loans held for investment and asset-backed notes is a better fit for us given our high growth, short duration, high quality assets and funding structure. We believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans," and together with the Initial Fair Value Loans, the "Fair Value Loans"). Upon the adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loan Receivables at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net.

Summary

Fair value is an electable option under GAAP to account for any financial instruments, including loans receivable and debt. It differs from amortized cost accounting in that loans receivable and debt are recorded on the balance sheet at fair value rather than on a cost basis. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. The fair value of instruments under this election is updated at the end of each reporting period, with changes since the prior reporting period reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) as net increase (decrease) in fair value which impacts Net Revenue. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in fair value and therefore impact earnings. These changes in the fair value of the Fair Value Loans may be partially offset by changes in the fair value of the Fair Value Notes, depending upon the relative duration of the instruments.

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

Our internal valuation committee provides governance and oversight over the fair value pricing and related financial statement disclosures. Additionally, this committee provides a challenge of the assumptions used and outputs of the model, including the appropriateness of such measures and periodically reviews the methodology and process to determine the fair value pricing. Any significant changes to the process must be approved by the committee.

It is also possible to estimate the fair value of our loans using a simplified calculation. The table below illustrates a simplified calculation to aid investors in understanding how fair value may be estimated using the last five quarters:

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

The table below reflects the application of this methodology for the five quarters since January 1, 2019, on loans held for investment effective as of January 1, 2018. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, for the three months ended March 31, 2020, we did not have any loans receivable measured at amortized cost, and as a result, there are no Fair Value Pro Forma adjustments related to loans receivable and the results below only reflect Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.74%	31.45%	32.08%	32.43%	32.59%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.74%	26.45%	27.08%	27.43%	27.59%
Multiplied by: Weighted average life in years	0.903	0.814	0.781	0.792	0.804
Pre-loss cash flow	23.25%	21.53%	21.13%	21.67%	22.07%
Less: Remaining cumulative charge-offs	(14.56)%	(9.61)%	(9.87)%	(10.05)%	(10.00)%
Net cash flow	8.69%	11.92%	11.26%	11.62%	12.07%
Less: Discount rate multiplied by average life	(11.54)%	(6.33)%	(6.19)%	(6.62)%	(7.09)%
Gross fair value premium (discount) as a percentage of loan principal balance	(2.85)%	5.59%	5.07%	5.00%	4.98%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.11)%	(1.05)%	(0.97)%	(0.93)%	(0.97)%
Fair value premium (discount) as a percentage of loan principal balance	(3.96)%	4.54%	4.10%	4.07%	4.01%
Discount Rate	12.78%	7.77%	7.93%	8.38%	8.86%

The table below reflects the application of this methodology for the five quarters since January 1, 2019 under Fair Value Pro Forma, as if we had elected the fair value option since inception. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, for the three months ended March 31, 2020, we did not have any loans receivable measured at amortized cost and as a result there are no Fair Value Pro Forma adjustments related to loans receivable and the results below only reflect Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.74%	31.47%	31.89%	32.37%	32.45%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.74%	26.47%	26.89%	27.37%	27.45%
Multiplied by: Weighted average life in years	0.903	0.804	0.765	0.764	0.754
Pre-loss cash flow	23.25%	21.28%	20.71%	20.80%	20.59%
Less: Remaining cumulative charge-offs	(14.56)%	(9.51)%	(9.83)%	(9.94)%	(9.83)%
Net cash flow	8.69%	11.77%	10.88%	10.86%	10.76%
Less: Discount rate multiplied by average life	(11.54)%	(6.25)%	(6.11)%	(6.37)%	(6.65)%
Gross fair value premium (discount) as a percentage of loan principal balance	(2.85)%	5.52%	4.77%	4.49%	4.11%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.11)%	(1.04)%	(0.96)%	(0.92)%	(0.96)%
Fair value premium (discount) as a percentage of loan principal balance	(3.96)%	4.48%	3.81%	3.57%	3.15%
Discount Rate	12.78%	7.77%	7.93%	8.38%	8.86%

The illustrative tables included above are designed to assist investors in understanding the impact of our election of the fair value option. For a presentation of the actual impact of the election of the fair value option for the periods presented in the financial statements included elsewhere in this report, please see the next section, “Non-GAAP Financial Measures.” The Fair Value Pro Forma information is presented in that section because they are non-GAAP presentations, as they show the impact of Fair Value Pro Forma adjustment as if we had elected the fair value option since inception.

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Fair Value Pro Forma information, Adjusted EBITDA, Adjusted Net Income, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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

Fair Value Pro Forma

We have elected the fair value option to account for all Initial Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we have provided below unaudited financial information for the three months ended March 31, 2020 and 2019 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans which were previously measured at amortized cost. Accordingly, for the three months ended March 31, 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the three months ended March 31, 2020.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$150,700	$—	$150,700	$126,746	$(905)	$125,841	$24,859	19.8%
Non-interest income	12,728	—	12,728	11,582	—	11,582	1,146	9.9%
Total revenue	163,428	—	163,428	138,328	(905)	137,423	26,005	18.9%
Less:
Interest expense	16,361	(492)	15,869	14,619	(348)	14,271	1,598	11.2%
Provision (release) for loan losses	—	—	—	(366)	366	—	—	—%
Net decrease in fair value	(66,469)	11,655	(54,814)	(25,416)	(7,914)	(33,330)	(21,484)	64.5%
Net revenue	80,598	12,147	92,745	98,659	(8,837)	89,822	2,923	3.3%
Operating expenses:
Technology and facilities	30,774	—	30,774	21,641	—	21,641	9,133	42.2%
Sales and marketing	24,827	—	24,827	21,266	—	21,266	3,561	16.7%
Personnel	25,582	—	25,582	18,877	—	18,877	6,705	35.5%
Outsourcing and professional fees	13,618	—	13,618	13,549	—	13,549	69	0.5%
General, administrative and other	3,813	—	3,813	3,358	—	3,358	455	13.5%
Total operating expenses	98,614	—	98,614	78,691	—	78,691	19,923	25.3%
Income (loss) before taxes	(18,016)	12,147	(5,869)	19,968	(8,837)	11,131	(17,000)	(152.7)%
Income tax expense (benefit)	(4,715)	3,627	(1,088)	5,354	(2,369)	2,985	(4,073)	(136.4)%
Net income (loss)	$(13,301)	$8,520	$(4,781)	$14,614	$(6,468)	$8,146	$(12,927)	(158.7)%

Fair Value Pro Forma Condensed Consolidated Balance Sheet Data:

	March 31, 2020			December 31, 2019			Period-to-period Change in FV PF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$144,836	$—	$144,836	$72,179	$—	$72,179	$72,657	100.7%
Restricted cash	61,258	—	61,258	63,962	—	63,962	(2,704)	(4.2)%
Loans receivable (1)	1,760,481	—	1,760,481	1,920,559	5,011	1,925,570	(165,089)	(8.6)%
Other assets	150,745	—	150,745	145,174	(6,579)	138,595	12,150	8.8%
Total assets	2,117,320	—	2,117,320	2,201,874	(1,568)	2,200,306	(82,986)	(3.8)%
Total debt (2)	1,477,779	(10,591)	1,467,188	1,549,223	1,557	1,550,780	(83,592)	(5.4)%
Other liabilities	156,000	3,627	159,627	163,885	(1,621)	162,264	(2,637)	(1.6)%
Total liabilities	1,633,779	(6,964)	1,626,815	1,713,108	(64)	1,713,044	(86,229)	(5.0)%
Total stockholder's equity	483,541	6,964	490,505	488,766	(1,504)	487,262	3,243	0.7%
Total liabilities and stockholders' equity	$2,117,320	$—	$2,117,320	$2,201,874	$(1,568)	$2,200,306	$(82,986)	(3.8)%
(1) The information included in the As Reported figure for December 31, 2019 includes loans receivable at fair value and loans receivable at amortized cost, net of unamortized deferred origination costs and fees and allowance for loan losses.
(2) The information included in the As Reported figure includes asset-backed notes at fair value and asset-backed notes at amortized cost, net of deferred financing costs. As Reported and FV Pro Forma figures include our Secured Financing measured under amortized cost accounting.

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

•	We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma (in thousands)	Three Months Ended March 31,
	2020	2019
Fair value mark-to-market adjustment on Fair Value Loans	$(155,124)	$4,867
Fair value mark-to-market adjustment on asset-backed notes	141,745	(6,925)
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$(13,379)	$(2,058)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2020	2019
Net income (1)	$(13,301)	$14,614
Adjustments:
Fair Value Pro Forma net income adjustment	8,520	(6,468)
Income tax expense (benefit)	(1,088)	2,985
Depreciation and amortization	4,658	2,879
Stock-based compensation expense	4,151	1,980
Litigation reserve	—	—
Origination fees for Fair Value Loans, net	1,542	824
Fair value mark-to-market adjustment	13,379	2,058
Adjusted EBITDA	$17,861	$18,872
(1) The three months ended March 31, 2020 and 2019 Net income figure includes operating expenses of $4.2 million ($3.0 million net of tax) and $2.6 million ($1.9 million net of tax), respectively, associated with the launch of new products and services (auto and credit card).

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as our net income (loss), adjusted for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit) and stock-based compensation expenses. We believe that Adjusted Net Income (Loss) is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period.

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

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three months ended March 31, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended March 31,
Adjusted Net Income (Loss) (in thousands)	2020	2019
Net income (loss) (1)	$(13,301)	$14,614
Adjustments:
Fair Value Pro Forma net income adjustment	8,520	(6,468)
Income tax expense (benefit)	(1,088)	2,985
Stock-based compensation expense	4,151	1,980
Litigation reserve	—	—
Adjusted income (loss) before taxes	(1,718)	13,111
Normalized income tax expense (benefit)	(513)	3,516
Adjusted Net Income (Loss)	$(1,205)	$9,595
Income tax rate (2)	29.9%	26.8%
(1) The three months ended March 31, 2020 and 2019 Net income (loss) figure includes operating expenses of $4.2 million ($3.0 million net of tax) and $2.6 million ($1.9 million net of tax), respectively associated with the launch of new products and services (auto and credit card).
(2) Income tax rate is based on the effective tax rate before discrete items which is primarily the excess tax benefit from restricted stock units.

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

The following table presents a reconciliation of diluted EPS to Adjusted EPS for the three months ended March 31, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Diluted earnings (loss) per share	$(0.49)	$0.51
Adjusted EPS
Adjusted Net Income (Loss)	$(1,205)	$9,595

Basic weighted-average common shares outstanding	27,015,730	2,938,006
Weighted-average common shares outstanding based on assumed convertible preferred conversion	—	19,075,000
Weighted average effect of dilutive securities:
Stock options	—	317,433
Restricted stock units	—	46,512
Warrants	—	12,436
Diluted adjusted weighted-average common shares outstanding	27,015,730	22,389,387
Adjusted Earnings (Loss) Per Share	$(0.04)	$0.43

Adjusted Tangible Book Value Per Share (“Adjusted TBVPS”)

Adjusted Tangible Book Value Per Share is a non-GAAP financial measure that provides management, investors and our Board with an assessment of value that is more conservative than Book Value Per Share in order to evaluate the financial position, capitalization, and valuation of the business in relation to total shares outstanding at the end of the period. We believe it is important to exclude intangibles, as these would not have standalone value outside the context of the business. In addition, it provides a useful measure for period-to-period comparisons of our business, as it considers the effect of fair value adjustments made to both our asset-backed notes at amortized cost and Loans Receivable at Amortized Cost, net as if they were carried at fair value.

The following table presents a reconciliation of stockholders' equity to Adjusted TBVPS as of March 31, 2020 and December 31, 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	March 31,	December 31,
Adjusted TBVPS (in thousands, except share and per share data)	2020	2019
Stockholders' equity	$483,541	$488,766
Adjustments:
Fair Value Pro Forma stockholders' equity adjustment	6,964	(1,504)
Intangible assets, net (1)	(21,685)	(18,455)
Adjusted Tangible Book Value	$468,820	$468,807

Total common shares outstanding	27,143,797	27,003,157

Book Value Per Share	$17.81	$18.10
Adjusted Tangible Book Value Per Share	$17.27	$17.36
(1) Intangible assets, net consists of trademarks and internally developed software, net.

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the three months ended March 31, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended March 31,
(in thousands)	2020	2019
Return on Equity	(11.0)%	16.5%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$(1,205)	$9,595
Fair Value Pro Forma average stockholders' equity	$488,884	$363,268
Adjusted Return on Equity	(1.0)%	10.6%

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

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three months ended March 31, 2020 and 2019:

	As of or for the Three Months Ended March 31,
(in thousands)	2020	2019
Operating Efficiency	60.3%	56.9%
Adjusted Operating Efficiency
Total revenue	$163,428	$138,328
Fair Value Pro Forma Total Revenue adjustments	—	(905)
Fair Value Pro Forma Total Revenue	163,428	137,423
Total operating expense	98,614	78,691
Stock-based compensation expense	(4,151)	(1,980)
Total Fair Value Pro Forma adjusted operating expenses	$94,463	$76,711
Adjusted Operating Efficiency	57.8%	55.8%

Liquidity and Capital Resources

Sources of liquidity

To date, we have funded our lending activities and operations primarily through private issuances of debt, equity issuances, cash from operating activities, and the sale of loans to a third-party financial institution. We anticipate issuing additional securitizations, entering into additional secured financings and continuing whole loan sales.

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of March 31, 2020:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$279,999
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.22%	250,000
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
Asset-Backed Securitization-Series 2018-B Notes	7/1/2021	4.09%	213,159
Asset-Backed Securitization-Series 2018-A Notes	3/1/2021	3.83%	200,004
Asset-Backed Securitization-Series 2017-B Notes	10/1/2020	3.51%	200,000
			$1,593,164

On March 9, 2020, we redeemed our asset-backed notes (Series 2017-A). An advance under our VFN was the primary source of funds for the redemption. The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party financial institution are not on our balance sheet once sold.

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

•
Covenants and Other Requirements. The Secured Financing facility contains several financial covenants, portfolio performance covenants and other covenants or requirements that, if not complied with, may result in an event of default and/or an early amortization event causing the accelerated repayment of amounts owed. The Secured Financing facility also requires us to get lender consent prior to making material changes to our credit and collection policies. If we are unable to get consent to make changes, it may restrict our ability to offer deferred or reduced payment options to our borrowers.

As of March 31, 2020, we were in compliance with all covenants and requirements per the debt facility.

For more information regarding our Secured Financing facility, see Notes 4 and 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

As of March 31, 2020, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4 and 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2014, we initially entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement expires on November 10, 2020. Pursuant to this agreement, we have committed to sell at least 10% of our loan originations, subject to certain eligibility criteria, with an option to sell an additional 5%. We retain all rights and obligations involving the servicing of the loans and earn servicing revenue of 5% of the daily average principal balance of loans sold each month.

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

In addition, we entered into a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of our loans originated under our Access Loan Program. We recognize servicing revenue of 5% of the daily average principal balance of sold loans for the month.

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash, cash equivalents and restricted cash	$206,094	$118,745
Cash provided by (used in)
Operating activities	52,122	47,178
Investing activities	(39,348)	(57,709)
Financing activities	57,179	101

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $52.1 million and $47.2 million for the three months ended March 31, 2020 and 2019, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash used in investing activities was $39.3 million and $57.7 million for the three months ended March 31, 2020 and 2019, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development.

Financing Activities

Our net cash provided by financing activities was $57.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. During those time periods, net cash provided by financing activities was primarily driven by borrowings on our Secured Financing, partially offset by repayments on asset-backed notes.

Operating and capital expenditure requirements

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We believe our liquidity position at March 31, 2020 remains strong as we move into a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020 ("2019 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2019 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in credit performance, market rates, prepayments, interest rates, credit spreads and foreign exchange currency rates. The COVID-19 pandemic has increased market volatility and the impact from changes in the market on our financial results. While we expect the pandemic to have a negative impact on our credit losses and result in a decrease in the fair value of our loans and asset-backed notes, the specific impact is difficult to assess, and may differ materially from the sensitivity analyses provided in our 2019 Form 10-K. Our election of the fair value option on our loans and asset-backed notes generally results in a natural offset of the related market risks; however, we cannot be certain that these changes will offset each other, particularly during the current period of market uncertainty and disruption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of March 31, 2020, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act ) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

On June 13, 2017, a complaint, captioned Atinar Capital II, LLC and James Gutierrez v. David Strohm, et. al., CGC 17-559515, or the Atinar Lawsuit, was filed by plaintiffs James Gutierrez and Atinar Capital II, LLC (an LLC controlled by Gutierrez) (the "Gutierrez Plaintiffs"), in the Superior Court of the State of California, County of San Francisco, against certain of our current and former directors and officers, and certain of our stockholders alleging that the defendants breached their fiduciary duties to our common stockholders in their capacities as officers, directors and/or controlling stockholders by approving certain of our convertible preferred stock financing rounds that diluted the ownership of our common stockholders, and that certain defendants allegedly aided and abetted such breaches. On October 17, 2019, after being given leave by the court to amend its complaint, the plaintiffs filed a second amended complaint that added Gutierrez Family Holdings, LLC (another entity controlled by Gutierrez) as an additional plaintiff, and pleading the case in the alternative as a derivative shareholder suit. As part of the derivative shareholder suit, Oportun Financial Corporation was added as a nominal defendant only. The second amended complaint seeks unspecified monetary damages and other relief. On November 18, 2019, we filed a demurrer of the second amended complaint. On April 1, 2020, the Court issued an order sustaining our demurrer in part, by dismissing Gutierrez Family Holdings, LLC from the case, and denying it in part. We are indemnifying the current and former directors and officers to whom we have indemnification obligations for fees incurred in defending this matter, and if such directors and officers incur any losses in connection with this matter, we may be required to indemnify them for such losses.

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

On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007, or the Opportune Lawsuit, was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against Oportun, Inc. and our wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against us and Oportun, LLC and called for injunctive relief requiring us and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of our trademarks, or the Cancellation Proceeding and, together with the Opportune Lawsuit, the Opportune Matter. On March 5, 2018, the Trademark Trial and Appeal Board granted our motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the District Court granted our motion to partially dismiss the complaint, dismissing the plaintiff's misappropriation claim. On February 22, 2019, the plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act to the remaining claims in the original complaint. On August 30, 2019, we filed a motion for summary judgment on all of the plaintiff's claims. On January 22, 2020, the District Court issued its decision denying our motion for summary judgment. No trial date has been set.

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

See Note 15, Leases, Commitments and Contingencies, in the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information regarding litigation reserves, if any, for legal proceedings in which the Company is involved.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Relating to Our Business

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.*

The COVID-19 pandemic has spread across the globe and is significantly impacting worldwide economic activity and increasing economic uncertainty. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price as well as our ability to access capital markets. If funds become unavailable, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to further curtail our origination of loans, which could result in volatility in our results of operations, financial condition and cash flows.

Many of our customers are currently or may become impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home"). These events have caused a significant increase in unemployment, are expected to result in decreased consumer spending and could cause economic deterioration. In addition, the COVID-19 pandemic and corresponding shelter in place orders have adversely affected our business in a number of ways, including a decreased demand for our products, which, combined with our credit tightening, has decreased originations. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and charge-offs and may cause other unpredictable and adverse events. If the pandemic continues, or if shelter in place orders are lifted and then another outbreak occurs, there may be continued or heightened impact on demand for our loans and on our customers’ ability to repay their loans.

Similar to relief options we have previously offered to customers impacted by natural disasters such as hurricanes and wildfires, we are offering payment relief options to customers impacted by the COVID-19 pandemic, including payment deferrals, reduced payment plans, late fee waivers and other customer accommodations. Unlike the relief options offered for natural disasters, which were limited to the affected geographies, COVID-19 related relief is being offered in all states in which we do business and may adversely affect our business, financial condition, results of operations, and cash flows. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future, including, but not limited to, requirements that we waive or lower interest, payments, or otherwise forgive debt for those impacted by COVID-19. If any of these orders were to become requirements in any of the states that we service, compliance with such orders could adversely affect our income and other results of operations in the near term, make collection of our personal loans more difficult, reduce income received from such loans or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to such loans.

The majority of our retail locations remain open subject to local social distancing orders. If one or more of our retail locations becomes unavailable, our ability to attract new customers, conduct business and collect payments from customers may be adversely affected, which could result in increased delinquencies and losses. In addition, changes in consumer behavior and health concerns may continue to impact demand for our loans and customer traffic at our retail locations. We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service.

Substantially all of our corporate non-retail employees in the United States are subject to shelter-in-place requirements which have resulted in most of the team being required to work remotely. Our contact centers (either owned or through our outsourcing partners) are also located in various jurisdictions within three countries, all which have varying shelter in place and social distancing orders in place. While we have been successful thus far in complying with these orders and keeping the contact centers operational, predominately by moving the majority of our contact center employees to home working environments, our ability to continue to originate loans and service our customers is highly dependent on the ability of contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our workforce is unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work arrangements or technology, utility or other failures or limitations, our operations may be adversely impacted. In addition, the increase in remote working may also result in consumer or employee privacy, IT security and fraud concerns as well as increase our exposure to potential regulatory or civil claims. Additionally, if any of our critical vendors are adversely impacted by COVID-19 and unable to deliver services to us, our operations may be adversely impacted.

The duration and scope of the pandemic, and our ability to make necessary adjustments from it, is highly uncertain. We continue to monitor the effect that the COVID-19 pandemic may have, and while it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, may have an adverse effect on our business and financial condition.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our losses, liquidity, our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

•	increase the effectiveness of our direct mail marketing, radio advertising, digital advertising and other marketing strategies;

•	efficiently manage and expand our presence and activities in states in which we operate, as well as expand into new states;

•	successfully build our brand and protect our reputation from negative publicity;

•	manage our Annualized Net Charge-Off Rate;

•	maintain the terms on which we lend to our customers;

•	protect against increasingly sophisticated fraudulent borrowing and online theft;

•	enter into new markets and introduce new products and services;

•	continue to expand our customer demographic focus from our original customer base of Spanish- speaking customers;

•	successfully maintain our diversified funding strategy, including loan warehouse facilities, whole loan sales and securitization transactions;

•	successfully manage our interest rate spread against our cost of capital;

•	successfully adjust our proprietary credit risk models, products and services in response to changing macroeconomic conditions and fluctuations in the credit market;

•	effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad;

•	effectively secure and maintain the confidentiality of the information provided and utilized across our systems;

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

We have incurred net losses and may incur net losses in the future.*

For the year ended December 31, 2019, we generated net income of $61.6 million. However, for the three months ended March 31, 2020, we experienced a net loss of $(13.3) million and for the year ended December 31, 2017, we experienced a net loss of $(10.2) million. In addition, we have experienced a net loss in years prior to 2017. As of March 31, 2020, our retained earnings were $68.2 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.*

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, especially as a result of our election of the fair value option as of January 1, 2018 and now as a result of the COVID-19 pandemic. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•	loan volumes, loan mix and the channels through which our loans are originated;

•	the effectiveness of our direct marketing and other marketing channels;

•	the timing and success of new products and origination channels;

•	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;

•	net charge-off rates;

•	adjustments to the fair value of our Fair Value Loans and Fair Value Notes;

•	our cost of borrowing money and access to the capital markets; and

•	general economic, industry and market conditions, including those stemming from the COVID-19 pandemic.

In addition, we experience significant seasonality in demand for our loans, which is generally lower in the first quarter. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our customers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces their borrowing needs. While our growth has obscured this seasonality from our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. However, the impact of the COVID-19 pandemic may disrupt the seasonal trends our business has consistently experienced.

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

We rely extensively on models in managing many aspects of our business. If our models contain errors or are otherwise ineffective, our business could be adversely affected.*

Our ability to attract customers and to build trust in our loan products is significantly dependent on our ability to effectively evaluate a customer’s creditworthiness and likelihood of default. In deciding whether to extend credit to prospective customers, we rely heavily on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, customer application data and our credit experience gained through monitoring the performance of our customers over time. Some of these models are built using forms of artificial intelligence, or AI, such as machine learning. If our credit risk models fail to adequately predict the creditworthiness of our customers or their ability to repay their loans due to programming or other errors, or if any portion of the information pertaining to the prospective customer is incorrect, incomplete or becomes stale (whether by fraud, negligence or otherwise), and our systems do not detect such errors, inaccuracies or incompleteness, or any of the other components of our credit decision process described herein fails, we may experience higher than forecasted loan losses. Also, if we are unable to access certain third-party data used in our credit risk models, or access to such data is limited, our ability to accurately evaluate potential customers may be compromised. Credit and other information that we receive from third parties about a customer may also be inaccurate or may not accurately reflect the customer’s creditworthiness, which may adversely affect our loan pricing and approval process, resulting in mispriced loans, incorrect approvals or denials of loans. In addition, this information may not always be complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate.

Our reliance on our credit risk models and other models to manage many aspects of our business, including valuation, pricing, collections management, marketing targeting models, fraud prevention, liquidity and capital planning, direct mail and telesales, may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately in a timely manner, or the use of AI). We rely on our credit risk models and other models to develop and manage new products and services with which we have limited development or operating experience as well as new geographies where we have not historically operated. Our assumptions may be inaccurate, and our models may not be as predictive as expected for many reasons, in particular because they often involve matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate environment, particularly in light of the COVID-19 pandemic, and they often involve complex interactions between a number of dependent and independent variables and factors. In particular, even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. The errors or inaccuracies in our models may be material and could lead us to make wrong or sub-optimal decisions in managing our business, and this could harm our business, results of operations and financial condition.

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

Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. See more information about our outstanding debt in Note 8 to the Notes to the Condensed Consolidated Financial Statements (Unaudited). However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to the COVID-19 pandemic and other disruptions, as well as uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail our origination of loans. In addition, in July 2017 the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is not possible to predict whether LIBOR will cease to exist after calendar year 2021, whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance, and any of these outcomes could increase our interest rate risk related to our Secured Financing which is currently tied to LIBOR. Changes in interest rates or foreign currency exchange rates could affect our interest expense, which could result in volatility in our results of operations, financial condition and cash flows.

We have elected the fair value option and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations.*

Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates and other relevant inputs. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including review by our internal valuation and loan loss allowance committee, but these processes may not ensure that our judgments and assumptions are correct.

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 83% of our total assets and Fair Value Notes represented 61% of our total liabilities as of March 31, 2020. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If net charge-off rates are in excess of expected loss rates, our business and results of operations may be harmed.*

Our personal loans are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a customer is unwilling or unable to repay them. A customer’s ability to repay us can be negatively impacted by increases in his or her payment obligations to other lenders under mortgage, credit card and other loans, or loss of employment due to economic turmoil, particularly in light of the COVID-19 pandemic. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. If a customer defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, because our personal loans are unsecured loans, they are dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of customers who successfully discharge their loans in a bankruptcy action, our revenue and results of operations could be adversely affected.

We incorporate our estimate of lifetime loan losses in our measurement of fair value for our Fair Value Loans. To estimate the appropriate level of allowance for loan losses, we consider known and relevant internal and external factors that affect loan receivable collectability, including the total amount of loans receivable outstanding, historical loan losses, our current collection patterns and economic trends. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. Given the unprecedented nature of the COVID–19 pandemic and the rapid impact it has had on the economy, the amount of subjective assessment and judgment applied to develop our forecasts has increased materially, since no directly corresponding historical data set exists. Our methodology for establishing our fair value is based on the guidance in Accounting Standards Codification, 820 and 825, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our estimate of lifetime loan losses, the fair value may be reduced for our Fair Value Loans, which will decrease Net Revenue. Our calculations of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our calculations of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our loss estimates or our calculations of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate the availability of debt financings to us.

Our results of operations and financial condition and our customers’ willingness to borrow money from us and ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.*

Uncertainty and negative trends in general economic conditions in the United States and abroad, historically have created a difficult operating environment for our business and other companies in our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, our customers’ willingness to incur loan obligations and/or affect our customers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, immigration policies, gas prices, energy costs, government shutdowns, delays in tax refunds, significant tightening of credit markets and interest rates, as well as events such as natural disasters, acts of war, terrorism, catastrophes, epidemics and pandemics, including COVID-19.

In addition, major medical expenses, divorce, death or other issues that affect our customers could affect our customers’ willingness or ability to make payments on their loans. Further, our business currently is heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted towards consumer credit. If the United States experiences an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenue, earnings and cash flows. If our customers default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us. For example, since the beginning of January 2020, the COVID-19 pandemic has caused disruption and volatility in the global financial markets and the continued spread of COVID-19 has led to an economic slowdown. In addition, the outbreak has resulted in all states and the federal government declaring a state of emergency and in many locations, schools, bars and restaurants, gyms and other non-essential businesses have been ordered closed at a county, city or state level. Jurisdictions have issued "shelter in place" or similar orders, restricting movement of most citizens for other than to/from essential activities. These developments may cause an increase in unemployment levels and affect our customers' ability to satisfy their obligations. In addition, the cost to service our loans may also increase without a corresponding increase in our interest on loans. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us.

If aspects of our business, including the quality of our loan portfolio or our customers’ ability to pay, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that we will adequately adapt our business to such changes, so our business would be adversely affected.

Negative publicity or public perception of our industry or our company could adversely affect our reputation, business and results of operations.*

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

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of customer information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution, or CDFI. Since the onset of the COVID–19 pandemic, we have been working with customers who have been impacted by waiving fees, offering deferrals of loan payments and reduced payment plans. We believe our actions have been consistent with our mission and regulatory guidance, but we cannot be certain that our approaches to servicing our customers would not lead to criticism in the future which could harm our reputation.

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

Our success and future growth depend on our Oportun brand and our successful marketing efforts across channels, and if we are unable to attract or retain customers, our business and financial results may be harmed.*

In connection with COVID-19, we have reduced our marketing spend. This decrease in marketing, in addition to the COVID-19 pandemic and corresponding shelter in place orders has resulted in a decreased demand for our products, which, we believe combined with our credit tightening, has decreased originations. Our business model relies on our ability to scale rapidly, and if our limited marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, it could continue to have an adverse effect on our ability to attract customers. If we fail to successfully promote and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose existing customers to our competitors or be unable to attract new customers, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume. Any incremental increases in Customer Acquisition Cost could have an adverse effect on our business, results of operations and financial condition. Furthermore, increases in marketing and other Customer Acquisition Costs may not result in increased loan originations at the levels we anticipate or at all, which could result in a higher Customer Acquisition Cost per account.

In the future, we intend to continue to dedicate significant resources to our marketing efforts, particularly as we develop our brand. Our ability to attract qualified customers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. In the past, we marketed primarily through word of mouth at our retail locations and direct mail, and more recently, through radio and digital advertising, such as paid and unpaid search, e-mail marketing and paid display advertisements. Our future marketing programs may include direct mail, radio, television, print, online display, video, digital advertising, search engine optimization, search engine marketing, social media, events and other grassroots activities, as well as retail and digital sources of leads, such as lead aggregators and retail referral partners. The marketing channels that we employ may become more crowded and saturated by other lenders or the methodologies, policies and regulations applicable to marketing channels may change, which may decrease the effectiveness of our marketing campaigns and increase our Customer Acquisition Costs, which may in turn adversely affect our results of operations.

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

Our current and future business growth strategy involves expanding into new markets with new retail location openings, and we may not effectively integrate or manage new retail locations we open or acquire.*

Opening new retail locations and increasing originations at existing retail locations are important elements of our growth strategy. We opened 34, 50 and 42 new retail locations in 2019, 2018, and 2017, respectively. New retail location openings may impose significant costs on us and subject us to numerous risks, including:

•	identification of new locations and negotiation of acceptable lease terms; and

•	incurrence of additional indebtedness (if necessary to finance new retail locations).

Our continued growth is dependent upon a number of factors, including the availability of suitable retail locations, the ability to obtain any required government permits and licenses, zoning and occupancy requirements, hiring qualified management and customer service personnel, and other factors, some of which are beyond our control. If we fail to anticipate customers’ needs or market dynamics related to the region or neighborhood of a new retail location, such retail location may not deliver the expected financial results. A recent trend among some municipalities has been to enact zoning restrictions in certain markets. These zoning restrictions may limit the number of non-bank lenders that can operate in an area or require certain distance requirements between competitors, residential areas or highways. Depending on the way a zoning restriction may be drafted, such restriction may restrict our ability to operate within those zoned areas. We may not be able to continue to expand our business successfully through new retail location openings in the future. Additionally, due to economic impact of COVID–19 and shelter–in–place orders, we have paused the opening of new retail locations until such time as economic activity recovers, which may reduce our opportunity for growth.

We could experience a decline in repeat customers.*

As of December 31, 2019, 2018, and 2017, returning customers comprised 80%, 80% and 78%, respectively, of our Owned Principal Balance at End of Period. In order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning customers who have successfully repaid their previous loans. Our repeat loan rates may decline or fluctuate as a result of our expansion into new products and markets or because our customers are able to obtain alternative sources of funding based on their credit history with us, and new customers we acquire in the future may not be as loyal as our current customer base. If our repeat loan rates decline, including due to COVID-19 related issues, we may not realize consistent or improved operating results from our existing customer base.

We are, and intend in the future to continue, developing new financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.*

We are, and intend in the future to continue, developing new financial products and services, such as credit cards and auto loans. We intend to continue investing significant resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. Product or service introductions may not always be successful. For example, we invested resources in development, marketing, and support for the pilot launch of OportunPath to a limited number of customers but decided in the fourth quarter of 2019 to discontinue the service in order to strategically realign our resources to focus on other products. In addition, the borrower profile of customers using our new products and services may not be as attractive as the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease operating margins or take longer than anticipated to achieve target margins. Additionally, due to the economic impact of COVID–19, we expect the growth of revenue from new products to be much slower than previously anticipated in the near term. Coupled with the fact that as newer initiatives the majority of the expenses associated with new products are fixed, so any potential future profitability of such new products will be delayed. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.

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

Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our customers, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.*

We rely on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, customer application data and our credit experience gained through monitoring the payment performance of our customers over time. If we are unable to access certain third-party data used in our credit risk models, or our access to such data is limited, our ability to accurately evaluate potential customers will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations. Third-party data sources include credit bureau data and other alternative data sources. Such data is electronically obtained from third parties and is aggregated by our risk engine to be used in our credit risk models to score applicants and make credit decisions and in our verification processes to confirm customer reported information. Data from consumer reporting agencies and other information that we receive from third parties about a customer may be inaccurate or may not accurately reflect the customer’s creditworthiness, which may cause us to provide loans to higher risk customers than we intend through our underwriting process and/or inaccurately price the loans we make. In response to the economic impact of COVID–19, regulators may require banks and other lenders to not report negative performance data to the credit bureaus. As a result, credit bureau data may prove less reliable in predicting credit risk for borrowers. We use numerous third-party data sources and multiple credit factors within our proprietary credit risk models, which helps mitigate, but does not eliminate, the risk of an inaccurate individual report. In addition, there are risks that the costs of our access to third-party data may increase or our terms with such third-party data providers could worsen.

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

If we are unable to collect payment on and service the loans we make to our customers, our business would be harmed.*

Our ability to adequately service our loans is dependent upon our ability to grow and appropriately train our customer service and collections staff, our ability to expand existing and open new contact centers as our loans increase, and our ability to reach our customers via phone, text, or email when they default. Additionally, our customer service and collections staff are dependent upon our maintaining adequate information technology, telephony and internet connectivity such that they can perform their job functions. If we fail to adequately leverage these technologies to service and collect amounts owed in respect of our loans, or if consumers opt to block us from calling, texting, emailing or otherwise contacting them when they are in default, then payments to us may be delayed or reduced, which would increase our delinquency rate and loan losses. Additionally, if a national or local government were to require our contact centers to close in order to ensure social distancing in response to COVID–19, our ability to successfully perform collections activities could be severely impacted.

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

We are exposed to geographic concentration risk.*

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or pandemics such as the current outbreak of COVID-19 in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables is originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or pandemics or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of March 31, 2020, 59%, 25%, 5%, and 5% of our Owned Principal Balance at End of Period related to customers from California, Texas, Illinois, and Florida, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.*

We earn over 90% of our revenue from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to customers and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our customers, loan mix, competition and regulatory limitations. See “Part I, Item 1 Quantitative and Qualitative Disclosures About Market Risk.”

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

Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.*

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated, as well as during the COVID-19 crisis. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. These new mobile technologies may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. If the level of our fraud losses increases, our results of operations could be harmed, our brand and reputation may be negatively impacted, we may be subjected to higher regulatory scrutiny and our costs may increase as we attempt to reduce such fraud.

Security breaches of customers’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.*

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including the personal information, credit information and other sensitive data of our customers and potential customers. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Significant disruptions of our, our third-party vendors’ and/ or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality- related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Cybersecurity experts are warning about a growing use of COVID-19-related themes by malicious cyber actors. At the same time, the surge in teleworking has increased the use of potentially vulnerable services, such as virtual private networks, amplifying the threat to individuals and organizations. Cybercriminals are targeting individuals, small and medium enterprises, and large organizations with COVID-19-related scams and phishing emails. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents.

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

In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan that we make involves our proprietary automated underwriting process and depends on the efficient and uninterrupted operation of our computer systems, and all of our loans are underwritten using an automated underwriting process that does not require manual review, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential customers, which would negatively impact our results of operations. Our computer systems may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, power outages or other events, and any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our customers. While we have taken steps to prevent such activity from affecting our systems, if we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a loss of customers, all of which may negatively affect our business.

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

Our credit risk models and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.*

Our credit risk models and internal systems rely on internally developed software that is highly technical and complex. In addition, our models and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or other defects, which risk may be heightened in light of the numerous changes we have implemented to our systems in a short amount of time in reaction to the COVID-19 pandemic. Some errors may only be discovered after the code has been released for external or internal use. Errors, bugs or other defects within the software on which we rely may result in a negative experience for our customers, result in errors or compromise our ability to protect customer data or our intellectual property. Specifically, any defect in our credit risk models could result in the approval of unacceptably risky loans. Such defects could also result in harm to our reputation, loss of customers, loss of revenue, adjustments to the fair value of our Fair Value Loans or Fair Value Notes, challenges in raising debt or equity, or liability for damages, any of which could adversely affect our business and results of operations.

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

We may not be able to make technological improvements as quickly as demanded by our customers, including to address their needs during the COVID-19 pandemic, which could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.*

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology, such as mobile and online services, to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our customers. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity. Additionally, the economic impact of the COVID–19 is requiring us to make rapid changes to our systems in order to be able to offer our customers appropriate reduced payment plans and alternative payment options. If we are not able to implement these changes quickly enough, it could impact our credit performance.

A deterioration in the financial condition of counterparties, including financial institutions, could expose us to credit losses, limit access to liquidity or disrupt our business operations.*

We have entered into, and may in the future enter into, financing and derivative transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, and other financial institutions. Furthermore, the operations of U.S. and global financial services institutions are interconnected, and a decline in the financial condition of one or more financial services institutions, or the perceived lack of creditworthiness of such financial institutions, may expose us to credit losses or defaults, limit access to liquidity or otherwise disrupt the operations of our business. As such, our financing and derivative transactions expose us to credit risk in the event of a default by the counterparty, which can be exacerbated during periods of market illiquidity, such as is currently being experienced due to the COVID-19 pandemic.

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

Misconduct by our employees could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.*

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees, including our employees that are working from their homes due to COVID-19 related shelter-in-place orders, could be accused of or engage in misconduct that adversely affects our business, including fraud, theft, the redirection, misappropriation or otherwise improper execution of loan transactions, disclosure of personal and business information and the failure to follow protocol when interacting with customers that could lead us to suffer direct losses from the activity as well as serious reputational harm. Employee misconduct could also lead to regulatory sanctions and prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could harm our reputation and our business.

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of March 31, 2020, we had 1,578 employees in three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Colombia, Jamaica and may in the future include additional locations in other countries. In addition, we have engaged vendors that utilize employees or contractors based outside of the United States. As of March 31, 2020, our business process outsourcing partners have provided us, on an exclusive basis, the equivalent of 766 full-time equivalents in Colombia and Jamaica. Additionally, in 2019, we began utilizing outsourcing partners in the United States to provide offshore technology delivery services in India. These activities in Mexico, Colombia, Jamaica, India and other future locations are subject to inherent risks that are beyond our control, including:

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

•	geopolitical events, including natural disasters, public health issues, epidemics or pandemics, acts of war and terrorism;

•	the impact of, and response of local governments to, the COVID-19 pandemic;

•	compliance with applicable U.S. laws and foreign laws related to consumer protection, intellectual property, privacy, data security, corruption, money laundering and export/trade control;

•	misconduct by our outsourcing partners and their employees or even unsubstantiated allegations of misconduct;

•	risks due to lack of direct involvement in hiring and retaining personnel; and

•	potentially adverse tax developments and consequences.

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

Our business is subject to the risks of natural disasters, public health crises and other catastrophic events, and to interruption by man-made problems.*

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, cyber-attacks, pandemics or other public health crises, power outages or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. Our headquarters is located in the San Francisco Bay Area, and our systems are hosted in multiple data centers across Northern California, a region known for seismic activity and wildfires and related power outages. Additionally, certain of our contact centers and retail locations are located in areas prone to natural disasters, including earthquakes, tornadoes and hurricanes, and certain of our retail locations and our contact centers may be located in areas with high levels of criminal activities.

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

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses.

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

For more information with respect to the regulatory framework affecting our businesses, see “Business - Regulations and Compliance” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020.

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with our products or services; some of this litigation, however, has arisen from other matters, including claims of violation of do-not-call, credit reporting and collection laws, bankruptcy and practices. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.*

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the Secured Financing facility) and whole loan sale facilities. Our liquidity would be adversely affected by our inability to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For example, our securitizations contain collateral performance threshold triggers related to the three–month average annualized gross charge–off or net charge–off rate which, if exceeded, would lead to early amortization. We expect the economic impact of the COVID–19 pandemic to cause our charge–offs to increase; depending upon how high charge–offs increase, the thresholds on our securitizations could be exceeded leading to an early amortization event. In addition, in response to the COVID-19 pandemic, we implemented certain credit tightening measures. Those measures, combined with lower customer demand, have led to lower originations. As such, to support our collateral requirements under our financing agreements, we have been using a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our backup servicer or another replacement servicer. If we are replaced as servicer to these loans, there is no guarantee that the backup services will be adequate. Any disruptions in services may cause the inability to collect and process repayments. For more information on covenants, requirements and events, see Note 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Our securitizations and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales market in the future, which may require us to seek more costly financing.*

We have securitized, and may in the future securitize, certain of our loans to generate cash to originate new loans or pay our outstanding indebtedness. In each such transaction and in connection with our warehouse facilities, we sell and convey a pool of loans to a special purpose entity ("SPE"). Concurrently, each SPE issues notes or certificates pursuant to the terms of an indenture. The securities issued by the SPE are secured by the pool of loans owned by the SPE. In exchange for the sale of a portion of the pool of loans to the SPE, we receive cash, which are the proceeds from the sale of the securities. We also contribute a portion of the pool of loans in consideration for the equity interests in the SPE. Subject to certain conditions in the indenture governing the notes issued by the SPE (or the agreement governing the SPE’s revolving loan), the SPE is permitted to purchase additional loans from us or distribute to us residual amounts received by it from the loan pool, which residual amounts are the cash amounts remaining after all amounts payable to service providers and the noteholders have been satisfied. We also have the ability to swap pools of loans with the SPE. Our equity interest in the SPE is a residual interest in that it entitles us as the equity owner of the SPE to residual cash flows, if any, from the loans and to any assets remaining in the SPE once the notes are satisfied and paid in full (or in the case of a revolving loan, paid in full and all commitments terminated). As a result of challenging credit and liquidity conditions, the value of the subordinated securities we retain in our securitizations might be reduced or, in some cases, eliminated.

During the financial crisis that began in 2008, the securitization market was constrained, and we can give no assurances that we will be able to complete additional securitizations in the future. Similar to 2008, there is no assurance that sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to other disruptions and uncertainty surrounding the COVID-19 pandemic, continue to create uncertainty around access to the capital markets. Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements may affect the type of securitizations that we are able to complete.

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

Our results of operations are affected by our ability to sell our loans for a premium over their net book value. Potential loan purchasers might reduce the premiums they are willing to pay, or even require a discount to principal balance, for the loans that they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans we sell under our whole loan sale program would likely result in a reduction in the fair value of our Fair Value Loans, which would negatively impact our results of operations. Any sustained decline in demand for our loans or increase in delinquencies, defaults or foreclosures may reduce the price we receive on future loan sales below our loan origination cost.

Risks Related to Ownership of Our Common Stock

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 8,677,294 shares for issuance under our 2019 Equity Incentive Plan and 996,217 shares for issuance under our 2019 Employee Stock Purchase Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

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

If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may be unable to pursue certain opportunities and our ability to continue to support our growth and to respond to challenges could be impaired.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or the U.S. federal district courts will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder. However, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

On September 30, 2019, we completed our initial public offering, or the IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232685), which was declared effective by the SEC on September 25, 2019. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39050	3.1	September 30, 2019
3.2	Amended and Restated Bylaws	8-K	001-39050	3.2	September 30, 2019
10.1¥	Amendment No. 4 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of January 31, 2020	10-K	001-39050	10.2	February 28, 2020
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
	(i) Condensed Consolidated Balance Sheets,
	(ii) Condensed Consolidated Statements of Operations and Comprehensive Income,
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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 15, 2020	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)