Form 10-Q
period 2020-06-30
Oportun Financial Corp
filed 2020-08-07
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
The number of shares of registrant’s common stock outstanding as of July 31, 2020 was 27,331,162.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate (1)	Unpaid principal balance for our owned loans that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Access Loan Program	A program intended to make credit available to select borrowers who do not qualify for credit under Oportun's core loan origination program
Active Customers (1)	Number of customers with an outstanding loan serviced by us at the end of a period. Active Customers includes customers whose loans are owned by us and loans that have been sold that we continue to service. Customers with charged-off accounts are excluded from Active Customers
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted for the impact of our election of the fair value option and further adjusted to eliminate the effect of the following items: income tax expense (benefit), COVID-19 expenses, stock-based compensation, depreciation and amortization, litigation reserve, origination fees for Fair Value Loans, net and fair value mark-to-market adjustment
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding. Weighted-average diluted common shares outstanding have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss), for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), COVID-19 expenses, stock-based compensation expense and litigation reserve, net of tax
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing total operating expenses (excluding COVID-19 expenses, stock-based compensation expense and litigation reserve) by Fair Value Pro Forma Total Revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by Average Fair Value Pro Forma total stockholders’ equity
Adjusted Tangible Book Value	Fair Value Pro Forma total stockholders' equity, excluding intangible assets and system development costs
Adjusted Tangible Book Value Per Share	Adjusted Tangible Book Value divided by common shares outstanding at period end. Common shares outstanding at period end have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period.
Aggregate Originations (1)	Aggregate amount disbursed to borrowers during a specific period. Aggregate Originations excludes any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate (1)	Annualized loan principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Principal Balance (1)	Average of outstanding principal balance of owned loans at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Book Value	Total assets less total liabilities, or equal to total stockholders' equity
Book Value Per Share	Book Value divided by common shares outstanding at period end
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (1)	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated to new and returning customers during a period
Emergency Hardship Deferral	Any receivable that has had one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government such as a natural disaster, government shutdown or pandemic
Fair Value Loans (or "Loans Receivable at Fair Value")	All loans receivable held for investment that were originated on or after January 1, 2018
Fair Value Pro Forma	In order to facilitate comparisons to periods prior to January 1, 2018, certain metrics included in this presentation have been shown on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued
Fair Value Pro Forma Total Revenue	Fair Value Pro Forma Total Revenue is calculated as the sum of Fair Value Pro Forma interest income and non-interest income. Fair Value Pro Forma interest income includes interest on loans and fees; origination fees are recognized upon disbursement. Non-interest income includes gain on sales, servicing fees and other income. The Company adopted ASU 2019-05 as of January 1, 2020 and as a result Fair Value Pro Forma Total Revenue and GAAP Total Revenue are equal for all prospective reporting periods.
Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
First Payment Defaults	Calculated as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same period
GAAP	Generally Accepted Accounting Principles

Term or Abbreviation	Definition
Initial Fair Value Loans	All loans receivable held for investment that were originated on or after January 1, 2018
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Amortized Cost	Loans held for investment that were originated prior to January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 this line item has been eliminated for all prospective reporting periods.
Loans Receivable at Fair Value (or "Fair Value Loans")	All Initial Fair Value Loans, together with the Subsequent Fair Value Loans
Managed Principal Balance at End of Period (1)	Total amount of outstanding principal balance for all loans, including loans sold, which we continue to service, at the end of the period
Net Revenue	Net Revenue is calculated by subtracting interest expense and provision (release) for loan losses from total revenue and adding the net increase (decrease) in fair value.
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period (1)	Total amount of outstanding principal balance for all loans, excluding loans sold, at the end of the period
Portfolio Yield (1)	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received to date
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Subsequent Fair Value Loans	All loans receivable held for investment, previously measured at amortized cost for which the Company elected the fair value option upon adoption of ASU 2019-05, effective January 1, 2020
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
(1) Credit card data has been excluded from these metrics for the three and six months ended June 30, 2020 because they are de minimis.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$139,218	$72,179
Restricted cash	58,742	63,962
Loans receivable at fair value	1,635,684	1,882,088
Loans receivable at amortized cost	—	42,546
Less:
Unamortized deferred origination costs and fees, net	—	(103)
Allowance for loan losses	—	(3,972)
Loans receivable at amortized cost, net	—	38,471
Loans held for sale	368	715
Interest and fees receivable, net	20,206	17,185
Right of use assets - operating	48,253	50,503
Other assets	72,151	76,771
Total assets	$1,974,622	$2,201,874

Liabilities and stockholders' equity
Liabilities
Secured financing	$96,175	$60,910
Asset-backed notes at fair value	1,097,929	1,129,202
Asset-backed notes at amortized cost	199,793	359,111
Amount due to whole loan buyer	31,119	33,354
Lease liabilities	51,221	53,357
Other liabilities	44,053	77,174
Total liabilities	1,520,290	1,713,108
Stockholders' equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Preferred stock, additional paid-in capital	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at June 30, 2020 and December 31, 2019; 27,602,823 shares issued and 27,330,800 shares outstanding at June 30, 2020; 27,262,639 shares issued and 27,003,157 shares outstanding at December 31, 2019	6	6
Common stock, additional paid-in capital	426,944	418,299
Common stock warrants	—	63
Accumulated other comprehensive loss	(274)	(162)
Retained earnings	33,965	76,679
Treasury stock at cost, 272,023 and 259,482 shares at June 30, 2020 and December 31, 2019	(6,309)	(6,119)
Total stockholders’ equity	454,332	488,766
Total liabilities and stockholders' equity	$1,974,622	$2,201,874
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Interest income	$136,086	$129,760	$286,786	$256,506
Non-interest income	6,621	12,836	19,349	24,418
Total revenue	142,707	142,596	306,135	280,924
Less:
Interest expense	15,110	14,633	31,471	29,252
Provision (release) for loan losses	—	(2,963)	—	(3,329)
Decrease in fair value	(81,482)	(28,812)	(147,951)	(54,228)
Net revenue	46,115	102,114	126,713	200,773

Operating expenses:
Technology and facilities	31,512	24,436	62,286	46,077
Sales and marketing	20,060	23,101	44,887	44,367
Personnel	27,681	18,900	53,263	37,777
Outsourcing and professional fees	11,123	13,207	24,741	26,756
General, administrative and other	2,640	3,572	6,453	6,930
Total operating expenses	93,016	83,216	191,630	161,907

Income (loss) before taxes	(46,901)	18,898	(64,917)	38,866
Income tax expense (benefit)	(12,653)	5,106	(17,368)	10,460
Net income (loss)	$(34,248)	$13,792	$(47,549)	$28,406
Change in post-termination benefit obligation	5	(41)	(112)	(44)
Total comprehensive income (loss)	$(34,243)	$13,751	$(47,661)	$28,362

Net income (loss) attributable to common stockholders	$(34,248)	$1,542	$(47,549)	$3,230

Share data:
Earnings (loss) per share:
Basic	$(1.26)	$0.52	$(1.75)	$1.10
Diluted	$(1.26)	$0.52	$(1.75)	$1.08
Weighted average common shares outstanding:
Basic	27,233,394	2,942,833	27,125,054	2,940,164
Diluted	27,233,394	2,955,914	27,125,054	2,987,143
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2020
	Convertible Preferred Stock			Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	—	$—	$—	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3,161	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	4,151	—	—	—	4,151
Vesting of restricted stock units, net	—	—	—	—	—	137,479	—	(813)	—	—	—	(813)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	—	—	—	—	(13,301)	—	(13,301)
Balance – March 31, 2020	—	$—	$—	23,512	$63	27,143,797	$6	$421,657	$(279)	$68,213	$(6,119)	$483,541

Issuance of common stock upon exercise of stock options	—	$—	$—	—	$—	22,407	$—	$79	$—	$—	$—	$79
Stock-based compensation expense	—	—	—	—	—	—	—	4,972	—	—	—	4,972
Issuance of common stock upon exercise of warrants	—	—	—	(23,512)	(63)	10,972	—	253	—	—	(190)	—
Vesting of restricted stock units, net	—	—	—	—	—	153,624	—	(17)	—	—	—	(17)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	—	—	—	(34,248)	—	(34,248)
Balance – June 30, 2020	—	$—	$—	—	$—	27,330,800	$6	$426,944	$(274)	$33,965	$(6,309)	$454,332
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2019
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
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(47,549)	$28,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,761	6,067
Fair value adjustment, net	147,951	54,228
Origination fees for loans receivable at fair value, net	4,816	(986)
Gain on loan sales	(9,524)	(15,796)
Stock-based compensation expense	9,123	4,015
Provision (release) for loan losses	—	(3,329)
Deferred tax provision, net	(22,402)	6,836
Other, net	7,067	3,611
Originations of loans sold and held for sale	(94,732)	(153,253)
Proceeds from sale of loans	104,604	166,315
Changes in operating assets and liabilities:
Interest and fee receivable, net	(5,228)	(1,390)
Other assets	4,953	(37,746)
Amount due to whole loan buyer	(2,235)	1,672
Other liabilities	(12,588)	40,038
Net cash provided by operating activities	94,017	98,688
Cash flows from investing activities
Originations of loans	(434,015)	(641,827)
Repayments of loan principal	541,890	498,998
Purchase of fixed assets, net	(3,175)	(3,767)
Capitalization of system development costs	(11,126)	(6,704)
Net cash provided by (used in) investing activities	93,574	(153,300)
Cash flows from financing activities
Borrowings under secured financing	235,000	40,000
Repayments of secured financing	(199,806)	(10,000)
Repayments of asset-backed notes	(160,001)	—
Repayments of capital lease obligations	(29)	(74)
Payments of deferred financing costs	(205)	—
Net payments related to stock-based activities	(731)	146
Net cash provided by (used in) financing activities	(125,772)	30,072
Net increase (decrease) in cash and cash equivalents and restricted cash	61,819	(24,540)
Cash and cash equivalents and restricted cash, beginning of period	136,141	129,175
Cash and cash equivalents and restricted cash, end of period	$197,960	$104,635

Supplemental disclosure of cash flow information
Cash and cash equivalents	$139,218	$45,701
Restricted cash	58,742	58,934
Total cash and cash equivalents and restricted cash	$197,960	$104,635

Cash paid for income taxes, net of refunds	$720	$731
Cash paid for interest and prepayment fees	$31,034	$27,980
Cash paid for amounts included in the measurement of operating lease liabilities	$7,904	$6,151
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$3,683	$45,267
Non-cash investments in capitalized assets	$569	$445
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") is a technology-powered and mission-driven provider of inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," meaning that the Company believes that traditional credit scores do not properly reflect such customers’ credit worthiness. The Company's primary product offerings are small dollar, unsecured installment loans that are affordably priced and that help customers establish a credit history. The Company has begun to expand beyond its core offering into other financial services that a significant portion of its customers already use, such as auto loans and credit cards. The Company has developed a proprietary lending platform that enables the Company to underwrite the risk of low-to-moderate income customers that are credit invisible or mis-scored, leveraging data collected through the application process and data obtained from third-party data providers, and a technology platform for application processing, loan accounting and servicing. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

The adoption of ASU 2019-05 and fair value election resulted in (i) the release of the remaining allowance for loan losses on Loans Receivable at Amortized Cost as of December 31, 2019; (ii) recognition of the unamortized net originations fee income as of December 31, 2019; and (iii) measurement of the remaining loans originated prior to January 1, 2018 at fair value. These adjustments resulted in an increase to opening retained earnings as of January 1, 2020 of approximately $4.8 million. ASU 2019-05 does not allow for the fair value option to be elected on the Company's asset-backed notes carried at amortized cost.

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

Reference rate reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The amendments in this ASU must be applied prospectively for all eligible contract modifications. The Company has evaluated the effect of the new guidance and determined it will not have a material impact on its consolidated financial statements and disclosures.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss)	$(34,248)	$13,792	$(47,549)	$28,406
Less: Net income allocated to participating securities (1)	—	(12,250)	—	(25,176)
Net (loss) income attributable to common stockholders	$(34,248)	$1,542	$(47,549)	$3,230

Basic weighted-average common shares outstanding	27,233,394	2,942,833	27,125,054	2,940,164
Weighted average effect of dilutive securities:
Stock options	—	—	—	32,669
Restricted stock units	—	1,326	—	2,565
Warrants	—	11,755	—	11,745
Diluted weighted-average common shares outstanding	27,233,394	2,955,914	27,125,054	2,987,143

Earnings (loss) per share:
Basic	$(1.26)	$0.52	$(1.75)	$1.10
Diluted	$(1.26)	$0.52	$(1.75)	$1.08
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

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	4,509,662	—	4,297,895	—
Restricted stock units	2,271,515	—	2,014,262	—
Warrants	18,086	—	20,799	—
Convertible preferred stock	—	17,201,639	—	17,201,639
Total anti-dilutive common share equivalents	6,799,263	17,201,639	6,332,956	17,201,639
Restricted stock units granted with performance criterion were not reflected in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2019 as the performance condition was not considered probable. The performance criterion of such restricted stock units was considered probable on the effective date of the IPO completed in September 2019. Per the provisions of ASC Topic 260, Earnings Per Share, diluted earnings (loss) per share only reflects those shares that would be issued if the reporting period were at the end of the contingency period. Accordingly, total outstanding restricted stock units of 0 and 0 for three and six months ended June 30, 2020, respectively; and 452,912 and 452,912 for the three and six months ended June 30, 2019, respectively, were not reflected in the denominator in the computation of diluted (loss) earnings per share for such period.

The income available to common stockholders, which is the numerator in calculating diluted earnings per share, does not include any compensation cost related to these restricted stock unit awards for the three and six months ended June 30, 2019.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	June 30,	December 31,
(in thousands)	2020	2019
Consolidated VIE assets
Restricted cash	$25,614	$28,821
Loans receivable at fair value	1,560,362	1,745,465
Loans receivable at amortized cost	—	41,747
Interest and fee receivable	19,428	15,874
Total VIE assets	1,605,404	1,831,907
Consolidated VIE liabilities
Secured financing (1)	97,194	62,000
Asset-backed notes at fair value	1,097,929	1,129,202
Asset-backed notes at amortized cost (1)	200,000	360,001
Total VIE liabilities	$1,395,123	$1,551,203
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Receivable at Amortized Cost, Net

Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. Accordingly, for the three and six months ended June 30, 2020, the Company did not have any loans receivable measured at amortized cost. Therefore, the relevant disclosures related to loans receivable at amortized cost, net, such as credit quality information, past due loans receivable, troubled debt restructurings, and allowance for loan losses are not applicable for the six months ended June 30, 2020. As of December 31, 2019, loans receivable at amortized cost, net, of $38.5 million consisted of loans receivable at amortized cost of $42.5 million; deferred origination costs and fees, net, of $(0.1) million, and an allowance for loan losses of $(4.0) million.

6.	Loans Held for Sale

The originations of loans sold and held for sale during the three months ended June 30, 2020 was $20.2 million and the Company recorded a gain on sale of $2.0 million and servicing revenue of $4.0 million. The originations of loans sold and held for sale during the three months ended June 30, 2019 was $82.5 million and the Company recorded a gain on sale of $8.5 million and servicing revenue of $3.7 million.

The originations of loans sold and held for sale during the six months ended June 30, 2020 was $94.7 million and the Company recorded a gain on sale of $9.5 million and servicing revenue of $8.5 million. The originations of loans sold and held for sale during the six months ended June 30, 2019 was $153.3 million and the Company recorded a gain on sale of $15.8 million and servicing revenue of $7.2 million.

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

7.	Other Assets

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Fixed assets
Computer and office equipment	$10,947	$10,432
Furniture and fixtures	11,093	10,768
Purchased software	4,926	4,527
Vehicles	79	171
Leasehold improvements	29,347	27,701
Total cost	56,392	53,599
Less: Accumulated depreciation	(35,657)	(30,765)
Total fixed assets, net	$20,735	$22,834

System development costs:
System development costs	$47,851	$36,795
Less: Accumulated amortization	(23,151)	(18,456)
Total system development costs, net	$24,700	$18,339

Servicer fee and whole loan receivables	2,469	6,621
Prepaid expenses	13,998	12,217
Deferred tax assets	1,269	1,563
Tax assets and other	8,980	15,197
Total other assets	$72,151	$76,771

Fixed Assets

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $2.6 million and $2.2 million, respectively, and for the six months ended June 30, 2020 and 2019 it was $5.1 million, and $3.9 million, respectively.

System Development Costs

Amortization of system development costs for the three months ended June 30, 2020 and 2019 was $2.5 million and $1.0 million, respectively, and for the six months ended June 30, 2020 and 2019 they were $4.7 million and $1.9 million, respectively. System development costs capitalized in the three months ended June 30, 2020 and 2019, were $5.7 million and $4.5 million, respectively, and for the six months ended June 30, 2020 and 2019 they were $11.1 million and $7.1 million, respectively.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facility:

	June 30, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$96,175	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2019
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$60,910	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	June 30, 2020
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$245,093	$298,997	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	171,038	187,283	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	270,183	294,326	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	212,609	240,814	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	199,006	225,944	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,097,929	$1,247,364
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,793	$226,159	3.51%	3 years
Total asset-backed notes recorded at amortized cost	$200,000	$222,231	$199,793	$226,159

	December 31, 2019
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$251,090	$299,813	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,980	187,447	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	280,852	294,380	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	216,306	241,000	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	201,974	225,945	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,129,202	$1,248,585
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,413	$225,925	3.51%	3 years
Oportun Funding VI, LLC (Series 2017-A)	160,001	188,241	159,698	191,223	3.36%	3 years
Total asset-backed notes recorded at amortized cost	$360,001	$410,472	$359,111	$417,148
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value and measured at carrying amount for asset-back notes recorded at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company.

The Company's wholly-owned subsidiary Oportun Funding VII, LLC, the issuer under the 2017-B asset backed securitization transaction, provided notice on June 23, 2020 to the trustee that it had elected to redeem all $200.0 million of outstanding 2017-B Notes on July 8, 2020 and satisfy and discharge Oportun Funding VII, LLC's obligations under the 2017-B Notes and the indenture. The redemption was funded by drawing upon the Company's Secured Financing facility for $149.0 million and using $51.0 million of unrestricted cash. On March 9, 2020, the Company redeemed its Series 2017-A asset-backed notes. Advances under the Company’s Secured Financing facility were the primary source of funds for the redemption.

As of June 30, 2020, and December 31, 2019, the Company was in compliance with all covenants and requirements of the Secured Financing facility and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Accounts payable	$3,872	$5,919
Accrued compensation	17,975	22,226
Accrued expenses	12,188	12,965
Accrued interest	3,257	3,842
Deferred tax liabilities	2,172	24,868
Current tax liabilities and other	4,589	7,354
Total other liabilities	$44,053	$77,174

10.	Stockholders' Equity

Convertible Preferred Stock - Immediately prior to the completion of the IPO, all 14,043,977 shares of convertible preferred stock were converted into 19,075,167 shares of the Company's common stock. The conversion of all of the Company's convertible preferred stock included an additional 1,873,355 shares of common stock issued for the conversion of the Series G convertible preferred stock to reflect the conversion rate of the Series G convertible preferred stock. The additional 1,873,355 shares issued to Series G convertible preferred stock holders resulted in a $37.5 million reduction to retained earnings and a corresponding increase to additional paid-in capital. There were no shares of convertible preferred stock issued or outstanding as of June 30, 2020 or December 31, 2019.

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of June 30, 2020 or December 31, 2019.

Common Stock - As of June 30, 2020 and December 31, 2019, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2020, 27,602,823 and 27,330,800 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2019, 27,262,639 and 27,003,157 shares were issued and outstanding, respectively, and 259,482 shares were held in treasury stock.

Warrants - On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants. All 3,969 of these convertible preferred shares were converted to common stock in connection with the IPO. On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of June 30, 2020.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Technology and facilities	$931	$429	$1,683	$758
Sales and marketing	30	32	60	52
Personnel	4,011	1,574	7,380	3,205
Total stock-based compensation	$4,972	$2,035	$9,123	$4,015

As of June 30, 2020, and December 31, 2019, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was $12.6 million and $10.1 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.9 years and 2.4 years, respectively. As of June 30, 2020 and December 31, 2019, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was $34.0 million and $21.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.9 years and 3.0 years, respectively.

The Company capitalized compensation expense related to stock-based compensation of $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and capitalized $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The total income tax expense (benefit) recognized in the income statement for share-based compensation arrangements for the three and six months ended June 30, 2020 was $0.4 million and $1.1 million, respectively. The Company had no realized excess tax benefits from share-based compensation arrangements for the three and six months ended June 30, 2019.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest income
Interest on loans	$134,335	$128,077	$282,857	$252,301
Fees on loans	1,751	1,683	3,929	4,205
Total interest income	136,086	129,760	286,786	256,506

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Non-interest income
Gain on loan sales	$1,992	$8,484	$9,524	$15,796
Servicing fees	4,037	3,669	8,488	7,217
Other income	592	683	1,337	1,405
Total non-interest income	$6,621	$12,836	$19,349	$24,418

13.	Income Taxes

Income tax benefit for the three and six months ended June 30, 2020 was $12.7 million and $17.4 million, respectively, representing an effective tax rate of 27.0% and 26.8%, respectively. Income tax expense for the three and six months ended June 30, 2019 was $5.1 million and $10.5 million, respectively, representing an effective income tax rate of 27.0% and 26.9%, respectively.

Interest and penalties related to the Company’s unrecognized tax benefits accrued at June 30, 2020 were not material. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company does not expect its uncertain tax positions to have material impact on its consolidated financial statements within the next 12 months.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans" and together with the Initial Fair Value Loans, the "Fair Value Loans"). Accordingly, for the six months ended June 30, 2020, the Company did not have any loans receivable measured at amortized cost. Asset-backed notes issued prior to January 1, 2018 are accounted for at amortized cost, net. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	June 30, 2020		December 31, 2019
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,645,307	$1,635,684	$1,800,418	$1,882,088
Liabilities
Asset-backed notes	1,113,165	1,097,929	1,113,165	1,129,202

The Company calculates the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. With the market impacts of COVID-19, the Company has included some expected market degradation in its model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments), deviating from what historical trends would suggest. The impact of COVID-19 on the economy continues to be a fluid situation and the Company will continue to adapt accordingly. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements:

	June 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted Average (2)	Minimum (3)	Maximum (3)	Weighted Average
Remaining cumulative charge-offs (1)	8.44%	64.29%	12.73%	—	—	9.61%
Remaining cumulative prepayments (1)	—%	32.75%	22.68%	—	—	34.95%
Average life (years)	0.15	1.20	0.80	—	—	0.81
Discount rate	—	—	8.84%	—	—	7.77%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).
(3) The Company adopted ASU 2018-13 on a prospective basis, effective January 1, 2020, therefore, these disclosures are not required as of December 31, 2019.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the six months ended June 30, 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance – beginning of period	$1,760,481	$1,364,953	$1,882,088	$1,227,469
Adjustment upon adoption of ASU 2019-05	—	—	43,323	—
Principal disbursements	149,440	402,241	520,873	757,355
Principal payments from customers	(286,284)	(232,455)	(621,292)	(429,510)
Gross charge-offs	(51,008)	(27,796)	(97,238)	(51,046)
Net increase (decrease) in fair value	63,055	6,470	(92,070)	9,145
Balance – end of period	$1,635,684	$1,513,413	$1,635,684	$1,513,413

As of June 30, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.0 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $16.3 million. As of December 31, 2019, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.6 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $15.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	June 30, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$139,218	$139,218	$139,218	$—	$—
Restricted cash	58,742	58,742	58,742	—	—
Loans receivable at amortized cost, net (Note 5)	—	—	—	—	—
Loans held for sale (Note 6)	368	368	—	—	368
Liabilities
Accounts payable	3,872	3,872	3,872	—	—
Secured financing (Note 8)	97,194	93,426	—	93,426	—
Asset-backed notes at amortized cost (Note 8)	199,793	198,421	—	198,421	—

	December 31, 2019
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72,179	$72,179	$72,179	$—	$—
Restricted cash	63,962	63,962	63,962	—	—
Loans receivable at amortized cost, net (Note 5)	38,471	43,482	—	—	43,482
Loans held for sale (Note 6)	715	772	—	—	772
Liabilities
Accounts payable	5,919	5,919	5,919	—	—
Secured financing (Note 8)	62,000	62,000	—	62,000	—
Asset-backed notes at amortized cost (Note 8)	359,111	360,668	—	360,668	—

The Company uses the following methods and assumptions to estimate fair value:

•Cash, cash equivalents, restricted cash and accounts payable ‑ The carrying values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate Level 1 fair values of these financial instruments due to their short-term nature.
•Loans receivable ‑ The fair value of loans receivable recorded at amortized cost were estimated by discounting the future expected cash flows using a required rate of return that management estimates would be used by a market participant.
•Loans held for sale ‑ The fair values of loans held for sale are based on a negotiated agreement with the purchaser.
•Secured financing and asset-backed notes ‑ The fair values of secured financing and asset-backed notes recorded at carrying value have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities. The Company's asset-backed notes are valued by independent pricing services and brokers using quoted prices for identical or similar notes, which are Level 2 input measures.

There were no transfers in or out of Level 3 assets and liabilities for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019.

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

Most of the Company’s existing lease arrangements are classified as operating leases. At the inception of a contract, the Company determines if the contract is or contains a lease. At the commencement date of a lease, the Company recognizes a lease liability equal to the present value of the lease payments and a right-of-use asset representing the Company's right to use the underlying asset for the duration of the lease term. The Company’s leases include options to extend or terminate the arrangement at the end of the original lease term. The Company generally does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. Variable lease payments and short-term lease costs were deemed immaterial. The Company’s leases do not provide an explicit rate. The Company uses its contractual borrowing rate to determine lease discount rates.

As of June 30, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020 (remaining six months)	$7,897
2021	13,663
2022	10,771
2023	9,307
2024	8,405
2025	6,390
Thereafter	1,412
Total lease payments	57,845
Imputed interest	(5,766)
Total leases	$52,079

Sublease income
2020 (remaining six months)	$(869)
2021 and thereafter	—
Total lease payments	(869)
Imputed interest	11
Total sublease income	$(858)

Net lease liabilities	$51,221
Weighted average remaining lease term	4.7 years
Weighted average discount rate	4.48%

As of December 31, 2019, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020	15,227
2021	12,439
2022	9,663
2023	8,340
2024	7,488
Thereafter	7,293
Total lease payments	60,450
Imputed interest	(6,240)
Total leases	$54,210

Sublease income
2020	(861)
2021 and thereafter	—
Total lease payments	(861)
Imputed interest	8
Total sublease income	$(853)

Net lease liabilities	$53,357
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.49%

Rental expenses under operating leases for the three and six months ended June 30, 2020, were $5.1 million, and $10.3 million, respectively, and for the three and six months ended June 30, 2019, were $4.4 million, and $8.7 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $4.4 million for the remainder of 2020, $10.0 million in 2021, $6.2 million in 2022, $0.6 million in 2023, and $0.0 million thereafter.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at June 30, 2020 and December 31, 2019 were $5.0 million and $2.3 million, respectively.

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

On July 8, 2020, the Company's wholly-owned subsidiary Oportun Funding VII, LLC, the issuer under the Series 2017-B asset-backed securitization transaction, redeemed all $200.0 million of outstanding Series 2017-B Notes and satisfied and discharged Oportun Funding VII, LLC's obligations under the Series 2017-B Notes and the indenture. The redemption was funded by drawing upon the Company's Secured Financing facility for $149.0 million and using $51.0 million of unrestricted cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on February 28, 2020. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This report contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•our ability to increase the volume of loans we make;
•our ability to manage our net charge-off rates;
•our ability to successfully manage the potential adverse impact of the COVID-19 pandemic on our business, results and operations;
•our plans and timing for new product launches;
•our ability to successfully adjust our proprietary credit risk models and products in response to changing macroeconomic conditions and fluctuations in the credit market, including as a result of the COVID-19 pandemic;
•our expectations regarding our costs and seasonality;
•our ability to successfully build our brand and protect our reputation from negative publicity;
•our ability to expand our capabilities for mobile loan and online origination and increase the volume of loans originated through our mobile and online channels;
•our ability to increase the effectiveness of our marketing efforts;
•our ability to expand our presence in states in which we operate, as well as expand into new states;
•our plans and ability to enter into new markets and introduce new products and services;
•our ability to continue to expand our demographic focus;
•our ability to maintain the terms on which we lend to our customers;
•our plans for and our ability to successfully maintain our diversified funding strategy, including loan warehouse facilities, whole loan sales and securitization transactions;
•our ability to successfully manage our interest rate spread against our cost of capital;

•our ability to manage fraud risk;
•our ability to efficiently manage our Customer Acquisition Cost;
•our expectations regarding the sufficiency of our cash to meet our operating and cash expenditures;
•our ability to effectively estimate the fair value of our Fair Value Loans and Fair Value Notes;
•our ability to effectively secure and maintain the confidentiality of the information provided and utilized across our systems;
•our ability to successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer loans to low-to-moderate income customers underserved by traditional, mainstream financial institutions;
•our ability to attract, integrate and retain qualified employees;
•our ability to effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad; and
•our ability to successfully adapt to complex and evolving regulatory environments

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

Overview

We are a mission-driven Community Development Financial Institution ("CDFI"). We provide inclusive, affordable financial services powered by a deep, data-driven understanding of our customers and advanced proprietary technology. Our proprietary lending platform and application of machine learning to our unique alternative data set enable us to provide loans at a fraction of the price of other providers. Using methodology provided in a study commissioned by us and conducted by the Financial Health Network we estimate that, as of June 30, 2020, our customers have saved more than $1.7 billion in aggregate interest and fees compared to alternative products available to them. Our customers include those who either do not have a credit score, known as credit invisibles, or who may have a limited credit history and are “mis-scored,” meaning that traditional credit scores do not properly reflect their credit worthiness. By lending money to hardworking, low-to-moderate-income individuals, we help them move forward in their lives, demonstrate their creditworthiness, and establish the credit history they need to access new opportunities. In our 14-year history, we have originated more than 3.8 million loans, representing over $9.0 billion of credit extended, to more than 1.8 million customers.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan. Our personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from six to 48 months. As part of our commitment to be a responsible lender, we verify income for 100% of our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our retail locations, direct mail, broadcast and digital marketing, as well as other channels. We also benefit from customers learning about Oportun from friends or family members and other word-of-mouth referrals. Our omni-channel network provides our customers with flexibility to apply for a loan at one of over 330 retail locations, over the phone, or via mobile or online.

As part of our strategy, we have begun to expand beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. In 2019, we began offering direct auto loans and an auto refinance product that enables customers to refinance an existing secured auto loan or to consolidate an existing secured auto loan with an unsecured Oportun loan. We launched the pilot of personal loans secured by a vehicle in the second quarter of 2020. Currently, our auto loans range from $5,000 to $35,000 with terms from 24 to 72 months. In December 2019, we launched the Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, to a limited number of potential customers. Currently, the range of credit lines extended on our credit cards is from $300 to $1,500 and we have credit card customers in 19 states as of June 30, 2020.

The map below show the states in which we offer our products as of June 30, 2020.
On July 28, 2020, we announced the implementation of an "all-in" APR cap of 36% for all newly originated loans—nationwide. The “all-in” nature of the 36% APR cap means that we would not be adopting the common industry practice of charging a reduced nominal APR but seeking to collect additional fees from customers by selling ancillary products like credit insurance, which we have never offered. We anticipate that the 36% APR cap on our newly originated loans will be fully implemented by mid-August. While there may be a potential impact on our yield, we believe there may be a positive impact on our volume as we have access to incremental marketing opportunities. We also announced changes to our legal collections practices which will be effective immediately.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past six years, we have executed 14 bond offerings in the asset-backed securities market, the last 11 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations a a fixed Cost of Debt. In November 2014, we entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement expires on November 10, 2020. Pursuant to this agreement, we have committed to sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. In addition, in July 2017, we entered into a separate whole loan sale arrangement with an institutional investor, which agreement has been amended from time to time, providing for a commitment to sell 100% of the Company’s loans originated under its Access Loan Program. In addition to our whole loan sale programs, we also have a $400.0 million Secured Financing facility committed through October 2021, which also helps to fund our loan portfolio growth.

We closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing our investment in our technology platform and development of new capabilities.

We previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). As compared to the loans held for investment that were originated prior to January 1, 2018 (the "Loans Receivable at Amortized Cost"), we believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans," and together with the Initial Fair Value Loans, the "Fair Value Loans"). Upon the adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loan Receivables at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale are accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net. We estimate the fair value of the Fair Value Loans using a discounted cash flow model, which considers various factors such as the price that we could sell our loans to a third party in a non-public market, credit risk, net charge-offs, customer payment rates and market conditions such as interest rates. We estimate the fair value of our Fair Value Notes based upon the prices at which our or similar asset-backed notes trade. We reevaluate the fair value of our Fair Value Loans and our Fair Value Notes at the close of each measurement period.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. We have historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our customers' available cash flow around the holidays. General increases in our customers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our customers’ borrowing needs. We experienced this seasonal trend in 2019, consistent with prior years. The economic impact of COVID-19 has disrupted these seasonal trends in March and for the second quarter of 2020 which may have been mitigated in part due to government stimulus measures. The disruption to our typical seasonal trends may continue to occur in subsequent periods.

COVID-19 Update

We continue to monitor and proactively navigate the COVID-19 pandemic, taking actions to manage our business in a thoughtful and conservative manner throughout this fluid situation, while ensuring the health and safety of our employees and customers. The actions taken over the last quarter have resulted in improving credit trends, steadily increasing originations, and a continued strong balance sheet. We believe we remain well-positioned strategically and financially in the current environment, however, factors such as economic conditions, the unemployment rate, and further stimulus measures may impact our future performance. As of June 30, 2020, 98% of our retail locations were open to serve customers. Customers can also apply for a loan directly over the phone or complete the entire lending process online via their mobile device through our end-to-end mobile solution.

Improving Credit Trends

Deferrals We believe that our rapid implementation of emergency hardship programs and reduced payment plans have been effective in providing impacted customers sufficient time to return to repayment status. We may consider Emergency Hardship Deferrals, granted one month at a time, for borrowers who continue to be impacted by the pandemic. As of June 30, 2020, 5.0% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program, down from 14.6% at the end of April, 7.6% as of the end of May and 6.1% as of the end of March. We believe that our customers are currently managing through the crisis and returning to repayment status. As of July 31, 2020, 3.9% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program. Further, 61.1% of customers with an Emergency Hardship Deferral made a payment in July.

Delinquencies We ended the second quarter of 2020 with a 30+ Day Delinquency Rate of 3.7%, down from 4.0% at the end of both April and May and 3.8% at the end of the first quarter of 2020. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. As a standard practice, we offer a grace period ranging between 7 and 15 days before a late fee is assessed, allowing customers extra time to make a payment if needed. We monitor our early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options. We have seen a decrease in early-stage delinquencies, with 8 to 14 day delinquencies and 15 to 29 day delinquencies of 1.8% and 1.9%, respectively, as of June 30, 2020 as compared to 1.9% and 2.8%, respectively, as of May 31, 2020. Further, as of July 31, 2020, we have seen our early stage delinquencies continue to stabilize, and our 8-14 day and 15-29 day delinquencies were at 1.5% and 1.8%, respectively. In addition, our 30+ Day Delinquency Rate as of July 31, 2020 was 3.4%.

Delinquencies and Deferrals
(Percentage of Outstanding Principal Balance of Owned Receivables)

Days Delinquent	As of 3/31/2020	As of 4/30/2020	As of 5/31/2020	As of 6/30/2020	As of 7/31/2020	Trend from 6/30 to 7/31
0	88.9%	90.2%	87.8%	89.5%	90.8%	á
1-7	3.3	2.6	3.5	3.2	2.6	â
8-14	2.2	1.6	1.9	1.8	1.5	â
15-29	1.8	1.6	2.8	1.9	1.8	â
30-59	1.7	1.8	1.7	1.7	1.6	â
60-89	1.2	1.3	1.3	1.0	1.0	à
90-119	0.9	1.0	1.0	1.0	0.8	â
120+ (1)	—	—	—	—	—	—

30+	3.8	4.0	4.0	3.7	3.4	â

Emergency Hardship Deferrals (2)	6.1	14.6	7.6	5.0	3.9	â
(1) The 120+ delinquent balances are excluded from the 30+ delinquency rate and percent current rate calculations because these balances are charged off on the last day of a given month.
(2) Emergency hardship deferrals excluded from delinquent balances.

Net Charge-Offs Our Annualized Net Charge-Off Rate for the second quarter ended June 30, 2020 was 10.6%, up from 8.9% for the first quarter ended March 31, 2020. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $4.1 million of additional charge-offs in June, which increased the Annualized Net Charge-Off Rate by 96 basis points and 46 basis points for the three months and six months ended June 30, 2020, respectively. We expect to continue to see higher charge-offs from some loans impacted by the pandemic that are deemed unlikely to be collectible. Our Annualized Net Charge-Off Rate for the month of July was 11.92% as compared to 12.5% for the month of June 2020. July included $4.0 million of additional charge-offs on loans deemed uncollectible prior to becoming 120 days contractually past due, which increased our annualized net charge-off rate for the month of July by 290 basis points.

Steadily Increasing Originations

Our originations increased in June due to the refinement of our marketing efforts, including increased digital initiatives and optimization of direct mail, and by maintaining the availability of our omni-channel network. These efforts resulted in loan originations increasing 46% as compared to May and 64% as compared to April. While we have started to see a rebound in originations following the decline in April, originations for the month of June were down 60% year over year, which is an improvement relative to the earlier months in the quarter. Loan originations were $85.3 million in July 2020, a 24.2% increase compared to June, and down 54.4% year over year, which was also an improvement relative to June.

	Normal Seasonal Origination Trends		Start of Pandemic	Recovery
M/M	-26%	-9%	-23%	-64%	+12%	+46%	+24%
Y/Y	+9%	+18%	-16%	-71%	-71%	-60%	-54%
CAC	$150	$166	$215	$574	$461	$298	NA

Credit Trends of New Originations

Due to our credit tightening in mid-March, First Payment Defaults on newly-originated loans through June 7th, 2020 trended below pre-pandemic and 2019 levels. Based upon this performance, we prudently increased our approval rates in mid-June and have focused on increasing approval rates for our returning customers. We calculate First Payment Defaults, shown below, as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same week. We regard First Payment Defaults to be an early indicator of credit performance as the outstanding principal balance of loans that have their first payment past due are regarded as more likely to default and result in a charge off. We continue to monitor the external environment and intend to continue to adjust approval rates, verification procedures and loan sizes accordingly.

Owned Principal Balance

Owned Principal Balance at June 30, 2020 was $1.64 billion, which was down from $1.83 billion at March 31, 2020. Our Owned Principal balance at July 31, 2020 was $1.60 billion. The decrease is primarily driven by a decrease in number of loans originated attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. Average Daily Principal Balance for the three months ended June 30, 2020 and March 31, 2020 was $1.74 billion and $1.86 billion, respectively. We anticipate that our lower Average Daily Principal Balance will continue to have a corresponding impact on revenue.

Impact on net change in fair value

Our net increase or decrease in fair value, or net change in fair value, includes our current period principal net charge-offs and mark-to-market adjustments on our Fair Value Loans and our Fair Value Notes. Our net change in fair value for the second quarter of 2020 has been impacted by the macroeconomic changes associated with the COVID-19 pandemic.

The fair value of our Loans Receivable at Fair Value increased $63.1 million in the second quarter of 2020 driven by an increase in the fair value price of our loans from 96.0% as of March 31, 2020 to 99.4% as of June 30, 2020. The increase in the fair value price of our loans is due to (a) a decrease in the discount rate from 12.78% as of March 31, 2020 to 8.84% as of June 30, 2020 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 14.56% as of March 31, 2020 to 12.73% as of June 30, 2020, and (c) offset by a decrease in average life from 0.90 years as of March 31, 2020 to 0.80 years as of June 30, 2020.

The fair value of our Asset-Backed Notes at Fair Value increased $98.8 million in the second quarter of 2020 driven by an increase in the weighted average price of our asset-backed notes from 89.75% at March 31, 2020 to 98.63% as of June 30, 2020. This increase was due to the improvement in liquidity in the asset backed-market and increased investor risk appetite during the second quarter of 2020.

Investment in new products

We ended the second quarter of 2020 with $4.6 million in auto loans and $2.7 million of credit card receivables issued through a partner bank. Our credit card product is now available in 19 states. In addition, we launched the pilot of personal loans secured by a vehicle in the second quarter of 2020. We are still in the very early stages of testing the product, and are gathering valuable data and feedback based on preliminary results. For the time being, however, we have pushed back our timetable for auto expansion to allow our technology and operations team to focus on improving our customer service and collection tools, as well as push forward other growth initiatives. We continue to be very committed to auto, and our roadmap for the year includes enhancements based on our preliminary results. We continue to believe that secured personal loans will be an excellent complement to our unsecured product and will provide us with the opportunity to serve more customers and offer larger loans.

COVID-19 expenses

Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees and customers. As a result, the three and six months ended June 30, 2020 includes approximately $2.4 million and $3.0 million, respectively, in COVID-19 expenses for items and services including sanitation kits, facilities equipment, contingency call center, payment option flyers, childcare relief, special medical enrollment, sick leave, emergency assistance fund and charitable contributions, among other things. The COVID-19 expenses were separable from our normal business operations and are not expected to recur once the pandemic subsides.

Capital and liquidity

Our balance sheet is characterized by relatively low leverage, and our term securitizations and warehouse line are non-recourse to Oportun Financial Corporation and our operating subsidiaries. Our term securitizations allow us to fund new loan originations for the remainder of each securitization’s revolving period. To provide sufficient collateral to maintain our outstanding low-cost securitization bonds, on June 23, 2020, the issuer notified the trustee of its election to redeem all $200.0 million of outstanding Series 2017-B asset-backed notes on July 8, 2020. The revolving periods for the remaining securitizations have end dates which range from February 2021 to July 2022.

As of June 30, 2020, we had $198.0 million of cash, cash equivalents and restricted cash with $429.8 million of Adjusted Tangible Book Value. Additionally, our business generated $94.0 million of cash from operations in the six months ended June 30, 2020. As of June 30, 2020, we had $302.8 million undrawn capacity on our $400.0 million warehouse line that is committed through October 2021. Following the redemption of the Series 2017-B notes on July 8, 2020, we had $153.8 million of undrawn capacity on the warehouse line. As of July 31, 2020, we had cash of $165.8 million, of which $110.5 million was cash equivalents and $55.3 million was restricted cash, with $176.4 million of undrawn capacity on the warehouse line. Taking into account the securitization redemption and based upon our recent projections, we have determined that we continue to have more than 12 months of liquidity runway.

See Item 1A. Risk Factors included elsewhere in this report for further discussion of the risks and uncertainties relating to the COVID–19 pandemic. See "Results of Operations" included elsewhere in this report for further discussion of how certain trends and conditions impacted the three and six months ended June 30, 2020.

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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands of dollars, except CAC)	2020	2019	2020	2019
Aggregate Originations (1)	$157,642	$473,199	$590,401	$889,028
Number of Loans Originated (1)	48,193	169,593	191,343	320,415
Active Customers (1)	676,830	710,816	676,830	710,816
Customer Acquisition Cost (1)	$413	$136	$232	$138
Owned Principal Balance at End of Period (1)	$1,642,564	$1,584,078	$1,642,564	$1,584,078
Managed Principal Balance at End of Period (1)	$1,938,383	$1,887,386	$1,938,383	$1,887,386
Average Daily Principal Balance (1)	$1,736,474	$1,551,277	$1,799,308	$1,539,097
Charge-offs, Net of Recoveries (1)	$45,721	$29,666	$87,152	$60,938
30+ Day Delinquent Principal Balance at End of Period (1)	$60,290	$54,380	$60,290	$54,380
30+ Day Delinquency Rate (1)	3.7%	3.4%	3.7%	3.4%
Annualized Net Charge-Off Rate (1)	10.6%	7.7%	9.8%	8.0%
Operating Efficiency	65.2%	58.4%	62.6%	57.6%
Adjusted Operating Efficiency	60.0%	57.1%	58.6%	56.5%
Return on Equity	(29.4)%	14.9%	(20.3)%	15.7%
Adjusted Return on Equity	(29.9)%	11.7%	(15.3)%	11.1%
(1) Credit card data has been excluded from these metrics for the three and six months ended June 30, 2020 because they are de minimis.

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $157.6 million for the three months ended June 30, 2020 from $473.2 million for the three months ended June 30, 2019, representing a 66.7% decrease. The decrease is primarily driven by a decrease in number of loans originated attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. Further, the decrease is due to the reduced number of applications which we believe is attributable both to increased economic uncertainty as well as a redirection of our marketing efforts. We originated 48,193 and 169,593 loans for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of 71.6%. The decrease in Aggregate Originations was partially offset by an increase in average loan size, as our updated underwriting criteria favors returning customers who generally receive larger loans.
Aggregate Originations decreased to $590.4 million for the six months ended June 30, 2020 from $889.0 million for the six months ended June 30, 2019, representing a 33.6% decrease. The decrease is primarily driven by a decrease in number of loans originated attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. Further, the decrease is due to the reduced number of applications which we believe is attributable both to increased economic uncertainty as well as a redirection of our marketing efforts. We originated 191,343 and 320,415 loans for the six months ended June 30, 2020 and 2019, respectively, representing a 40.3% decrease. The decrease in Aggregate Originations was partially offset by an increase in average loan size, as our updated underwriting criteria favors returning customers who generally receive larger loans.

Active Customers

As of June 30, 2020, Active Customers decreased by 4.8% from June 30, 2019 due lower originations as a result of tightening of our lending criteria and underwriting practices due to the COVID-19 pandemic and a reduction in application volume which we believe is attributable to both customers abiding by shelter-in-place orders, as well as a redirection in marketing efforts.

Customer Acquisition Cost

For the three months ended June 30, 2020 and 2019, our Customer Acquisition Cost was $413 and $136, respectively, an increase of 203.7%. For the six months ended June 30, 2020 and 2019, our Customer Acquisition Cost was $232 and $138, respectively, an increase of 68.1%. The increase is primarily due to the decline in number of loans originated period over period due to the COVID-19 pandemic. The increase is partially offset by the lower sales and marketing expenses due to redeployment of retail employees to assist with customer service and the reduction in direct mail volume due to the redirection of our marketing efforts.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of June 30, 2020 increased by 2.7% from June 30, 2019 despite the impact of the COVID-19 pandemic in the first and second quarter of 2020. The increase is due to growth in originations over the last twelve months prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic.

Average Daily Principal Balance

Average Daily Principal Balance increased by 11.9% from $1.55 billion for the three months ended June 30, 2019 to $1.74 billion for the three months ended June 30, 2020. These increases are driven by increases in average loan size and growth in originations prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic. These increases are partially offset by a decrease in the Aggregate Originations, which has declined 66.7% from the three months ended June 30, 2019 compared to the same period in 2020.

Average Daily Principal Balance increased by 16.9% from $1.54 billion for the six months ended June 30, 2019 to $1.80 billion for the six months ended June 30, 2020. These increases are driven by increases in average loan size and growth in originations prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic. These increases are partially offset by a decrease in the Aggregate Originations, which has declined 33.6% from the six months ended June 30, 2019 compared to the same period in 2020.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 3.7% and 3.4% as of June 30, 2020 and 2019, respectively. We monitor early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. As of June 30, 2020, 5.0% of our Owned Principal Balance at End of Period was in active deferral status under our Emergency Hardship Deferral program.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended June 30, 2020 and 2019 was 10.6% and 7.7%, respectively. Annualized Net Charge-Off Rate for the six months ended June 30, 2020 and 2019 was 9.8% and 8.0%, respectively. Net charge-offs increased due to additional charge-offs in June 2020 for some loans impacted by the pandemic deemed unlikely to be collectible. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $4.1 million of additional charge-offs in June, which increased the Annualized Net Charge-Off Rate by 96 basis points and 46 basis points for the three months and six months ended June 30, 2020, respectively. Management expects to continue to see higher charge-offs due to the impact of the pandemic. Further, the increase in Annualized Net Charge-Off Rate is due to the decline in our portfolio late in March and the second quarter of 2020 as a result of the current COVID-19 pandemic.

Operating Efficiency and Adjusted Operating Efficiency

For the three months ended June 30, 2020 and 2019, Operating Efficiency was 65.2% and 58.4% respectively, and Adjusted Operating Efficiency for the same period was 60.0% and 57.1%, respectively. For the six months ended June 30, 2020 and 2019, Operating Efficiency was 62.6%, and 57.6%, respectively and Adjusted Operating Efficiency was 58.6% and 56.5%, respectively. Adjusted Operating Efficiency excludes COVID-19 expenses for the three and six months ended June 30, 2020 of approximately $2.4 million and $3.0 million, respectively. For more information on COVID-19 expenses, see "COVID-19 Update" above. The increases in Operating Efficiency and Adjusted Operating Efficiency are due to operating expenses growing faster than total revenue. The increase in operating expenses is driven by $4.0 million and $8.2 million in investments in new products, for the three and six months ended June 30, 2020, respectively, as well as additional investments in technology, engineering, and data science. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the three months ended June 30, 2020 and 2019, Return on Equity was (29.4)% and 14.9%, respectively, and Adjusted Return on Equity was (29.9)% and 11.7%, respectively, For the six months ended June 30, 2020 and 2019, Return on Equity was (20.3)% and 15.7%, respectively, and Adjusted Return on Equity was (15.3)% and 11.1%, respectively. The decreases in Return on Equity and Adjusted Return on Equity are primarily due to lower net income. Net income was lower due to the decrease in fair value of our loan portfolio as a result of macroeconomic changes associated with the COVID-19 pandemic. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Historical Credit Performance

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through June 30, 2020 divided by the total origination loan volume for that year. Loans are charged off no later than after becoming 120 days contractually delinquent.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We have managed to stabilize cumulative net lifetime loan losses since the financial crisis that started in 2008. Our proprietary, centralized credit scoring model and continually evolving data analytics have enabled us to maintain consistent net lifetime loan loss rates ranging between 5.5% and 8.3% since 2009. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The chart below includes all personal loan originations by vintage, excluding loans originated under the Access Loan Program. At this time the 2019 vintage is not yet matured enough to show the impact of the COVID-19 pandemic.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Net lifetime loan losses as of June 30, 2020 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%*	8.3%*	8.0%*	1.7%*
Outstanding principal balance as of June 30, 2020 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	1.9%	24.9%	74.7%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Revenue
Interest income	$136,086	$129,760	$286,786	$256,506
Non-interest income	6,621	12,836	19,349	24,418
Total revenue	142,707	142,596	306,135	280,924
Less:
Interest expense	15,110	14,633	31,471	29,252
Provision (release) for loan losses	—	(2,963)	—	(3,329)
Total decrease in fair value	(81,482)	(28,812)	(147,951)	(54,228)
Net revenue	46,115	102,114	126,713	200,773
Operating expenses:
Technology and facilities	31,512	24,436	62,286	46,077
Sales and marketing	20,060	23,101	44,887	44,367
Personnel	27,681	18,900	53,263	37,777
Outsourcing and professional fees	11,123	13,207	24,741	26,756
General, administrative and other	2,640	3,572	6,453	6,930
Total operating expenses	93,016	83,216	191,630	161,907
Income before taxes	(46,901)	18,898	(64,917)	38,866
Income tax expense (benefit)	(12,653)	5,106	(17,368)	10,460
Net income (loss)	$(34,248)	$13,792	$(47,549)	$28,406

Total revenue

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Revenue
Interest income	$136,086	$129,760	$6,326	4.9%	$286,786	$256,506	$30,280	11.8%
Non-interest income	6,621	12,836	(6,215)	(48.4)%	19,349	24,418	(5,069)	(20.8)%
Total revenue	$142,707	$142,596	$111	0.1%	$306,135	$280,924	$25,211	9.0%
Percentage of total revenue:
Interest income	95.4%	91.0%			93.7%	91.3%
Non-interest income	4.6%	9.0%			6.3%	8.7%
Total revenue	100.0%	100.0%			100.0%	100.0%

Total Revenue. Total revenue increased by $0.1 million, or 0.0%, from $142.6 million for the three months ended June 30, 2019 to $142.7 million for the three months ended June 30, 2020. Total revenue increased by $25.2 million, or 9.0%, from $280.9 million for the six months ended June 30, 2019 to $306.1 million for the six months ended June 30, 2020.

Interest Income. Total interest income increased by $6.3 million, or 4.9%, from $129.8 million for the three months ended June 30, 2019 to $136.1 million for the three months ended June 30, 2020. This growth was primarily attributable to higher Average Daily Principal Balance, which grew from $1.55 billion for the three months ended June 30, 2019 to $1.74 billion for the three months ended June 30, 2020, an increase of 11.9%. The increase is due to growth in our portfolio over the last twelve months prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic. This was offset by a decrease in portfolio yield of 208 basis points due to returning customers receiving lower interest rates. We anticipate that the 36% APR cap we announced on July 28, 2020 may have a potential impact on our yield, but we believe there may be an offsetting positive impact on our volume as we have access to incremental marketing opportunities.

Total interest income increased by $30.3 million, or 11.8%, from $256.5 million for the six months ended June 30, 2019 to $286.8 million for the six months ended June 30, 2020. This growth was primarily attributable to higher Average Daily Principal Balance, which grew from $1.54 billion for the six months ended June 30, 2019 to $1.80 billion for the six months ended June 30, 2020, an increase of 16.9%. The increase is due to growth in our portfolio over the last twelve months prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic.This was offset by a decrease in portfolio yield of 159 basis points as we reward our returning customers with lower interest rates.

Non-interest income. Total non-interest income decreased by $6.2 million, or 48.4%, from $12.8 million for the three months ended June 30, 2019 to $6.6 million for the three months ended June 30, 2020. Under our whole loan sale programs, gain on loans sold decreased by $6.5 million, or 76.5% due to a decline in loans sold resulting from lower originations as a result of the impact of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans. This decrease was partially offset by increased servicing fees of $0.4 million for the three months ended June 30, 2020, or 10.0%, reflecting growth in our serviced portfolio of sold loans.

Total non-interest income decreased by $5.1 million, or 20.8%, from $24.4 million for the six months ended June 30, 2019 to $19.3 million for the six months ended June 30, 2020. Under our whole loan sale programs, gain on loans sold decreased by $6.3 million, or 39.7% due to a decline in loans sold resulting from lower originations as a result of the impact of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans. This decrease was partially offset by increased servicing fees of $1.3 million for the six months ended June 30, 2020, or 17.6%, reflecting growth in our serviced portfolio of sold loans.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on the Company's interest income, non-interest income and revenue.

Interest expense

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Interest expense	$15,110	$14,633	$477	3.3%	$31,471	$29,252	$2,219	7.6%
Percentage of total revenue	10.6%	10.3%			10.3%	10.4%
Cost of Debt	4.1%	4.4%			4.1%	4.4%
Leverage as a percentage of Average Daily Principal Balance	86.1%	84.9%			84.8%	85.6%

Interest Expense. Interest expense increased by $0.5 million, or 3.3%, from $14.6 million for the three months ended June 30, 2019 to $15.1 million for the three months ended June 30, 2020. We financed approximately 86.1% of our loans receivable through debt for the three months ended June 30, 2020, as compared to 84.9% for the three months ended June 30, 2019, and our Average Daily Debt Balance increased from $1.32 billion for the three months ended June 30, 2019 to $1.49 billion for the three months ended June 30, 2020, an increase of 13.5%. While interest expense has increased in aggregate as we have grown loans receivable, our Cost of Debt has decreased as we have become a more established issuer and have been able to refinance and increase the size of our securitizations.

Interest expense increased by $2.2 million, or 7.6%, from $29.3 million for the six months ended June 30, 2019 to $31.5 million for the six months ended June 30, 2020. We financed approximately 84.8% of our loans receivable through debt for the six months ended June 30, 2020, as compared to 85.6% for the six months ended June 30, 2019, and our Average Daily Debt Balance increased from $1.32 billion for the six months ended June 30, 2019 to $1.53 billion for the six months ended June 30, 2020, an increase of 15.8%. While interest expense has increased in aggregate as we have grown loans receivable, our Cost of Debt has decreased as we have become a more established issuer and have been able to refinance and increase the size of our securitizations.

Provision (release) for loan losses

Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. There is no provision for loan losses for the Fair Value Loans because lifetime loan losses are incorporated in the measurement of fair value for loans receivable. Accordingly, for the three and six months ended June 30, 2020, we did not have any loans receivable measured at amortized cost and, therefore, the provision (release) for loan losses is not applicable for the three and six months ended June 30, 2020.

The provision (release) for loan losses for the three and six months ended June 30, 2019 represents a provision to maintain an allowance for loan losses adequate to provide for losses over the next 12 months for our Loans Receivable at Amortized Cost. Our allowance for loan losses represents our estimate of the credit losses inherent in our loans and is based on a variety of factors, including current economic conditions, our historical loan loss experience, recent trends in delinquencies and loan seasoning.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$3,135	$(3,135)	*	$—	$11,903	$(11,903)	*
Excess provision on loans receivable at amortized cost	—	(6,098)	6,098	*	—	(15,232)	15,232	*
Provision (release) for loan losses	$—	$(2,963)	$2,963	*	$—	$(3,329)	$3,329	*
Allowance for loan losses rate on amortized cost portfolio	—%	8.54%			—%	8.54%
Percentage of total revenue	—%	(2.1)%			—%	(1.2)%
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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$63,055	$6,470	$56,585	*	$(92,070)	$9,145	$(101,215)	*
Fair value mark-to-market adjustment on asset-backed notes	(98,815)	(8,751)	(90,064)	*	31,274	(14,338)	45,612	*
Total fair value mark-to-market adjustment	(35,760)	(2,281)	(33,479)	*	(60,796)	(5,193)	(55,603)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	(45,722)	(26,531)	(19,191)	*	(87,155)	(49,035)	(38,120)	*
Total decrease in fair value	$(81,482)	$(28,812)	$(52,670)	*	$(147,951)	$(54,228)	$(93,723)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(25.1)%	(1.6)%			(19.9)%	(1.8)%
Charge-offs, net of recoveries on loans receivable at fair value	(32.0)%	(18.6)%			(28.5)%	(17.5)%
Total net increase (decrease) in fair value	(57.1)%	(20.2)%			(48.4)%	(19.3)%
Discount rate	8.84%	8.38%			8.84%	8.38%
Remaining cumulative charge-offs	12.73%	10.05%			12.73%	10.05%
Average life in years	0.80	0.79			0.80	0.79
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05 effective January 2020.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended June 30, 2020 was $81.5 million. This amount represents a total fair value mark-to-market decrease of $35.8 million, and $45.7 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $63.1 million mark-to-market adjustment on Fair Value Loans due to (a) a decrease in the discount rate from 12.78% as of March 31, 2020 to 8.84% as of June 30, 2020 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 14.56% as of March 31, 2020 to 12.73% as of June 30, 2020, and (c) offset by a decrease in average life from 0.90 years as of March 31, 2020 to 0.80 years as of June 30, 2020, due to fewer expected emergency hardship deferrals. The $98.8 million mark-to-market adjustment on Fair Value Notes is due to the improvement in liquidity in the asset-backed market and increased investor risk appetite during the second quarter of 2020.

Net decrease in fair value for the six months ended June 30, 2020 was $148.0 million. This amount represents a total fair value mark-to-market decrease of $60.8 million, and $87.2 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $92.1 million mark-to-market adjustment on Fair Value Loans due to (a) an increase in the discount rate from 7.77% as of December 31, 2019 to 8.84% as of June 30, 2020 caused by increasing credit spreads offset by declining interest rates, and (b) an increase in remaining cumulative charge-offs from 9.61% as of December 31, 2019 to 12.73% as of June 30, 2020, partially offset by a slight decrease in average life from 0.81 years as of December 31, 2019 to 0.80 years as of June 30, 2020. The $31.3 million mark-to-market adjustment on Fair Value Notes is due to a widening of credit spreads due to illiquidity and increase in risk premiums in the secondary market for asset-backed notes due to the pandemic.

Charge-offs, net of recoveries

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$3,135	$(3,135)	*	$—	$11,903	$(11,903)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	45,722	26,531	19,191	72.3%	87,155	49,035	38,120	77.7%
Total charge-offs, net of recoveries	$45,722	$29,666	$16,056	54.1%	$87,155	$60,938	$26,217	43.0%
Average Daily Principal Balance	$1,736,474	$1,551,277	$185,197	11.9%	$1,799,308	$1,539,097	$260,211	16.9%
Annualized Net Charge-Off Rate	10.6%	7.7%			9.8%	8.0%
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05, effective January 2020.

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 10.6% and 9.8% for the three months and six months ended June 30, 2020, respectively, from 7.7% and 8.0% for the three and six months ended June 30, 2019, respectively. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $4.1 million of additional charge-offs in June, which increased the Annualized Net Charge-Off Rate by 96 basis points and 46 basis points for the three months and six months ended June 30, 2020, respectively. We expect our charge-offs to increase due to the impact of the COVID-19 pandemic.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Technology and facilities	$31,512	$24,436	$7,076	29.0%	$62,286	$46,077	$16,209	35.2%
Percentage of total revenue	22.1%	17.1%			20.3%	16.4%

Technology and facilities. Technology and facilities expense increased by $7.1 million, or 29%, from $24.4 million for the three months ended June 30, 2019 to $31.5 million for the three months ended June 30, 2020. The increase is primarily due to $1.9 million higher compensation expense and benefits and $1.0 million higher depreciation on leasehold improvements and rent expense due to the increased number of retail locations as we have continued to build our omni-channel network. Our retail locations grew from 323 at June 30, 2019 to 342 at June 30, 2020, or 6%. We also had a $2.1 million increase in service costs related to higher usage of software and cloud services, $1.5 million related to depreciation of additions related to internally developed software and $0.9 million increase in professional services and other related costs to supplement staffing.

Technology and facilities expense increased by $16.2 million, or 35%, from $46.1 million for the six months ended June 30, 2019 to $62.3 million for the six months ended June 30, 2020. The increase is primarily due to $5.7 million higher compensation expense and benefits and $2.3 million higher depreciation on leasehold improvements and rent expense due to the increased number of retail locations as we have continued to build our omni-channel network. Our retail locations grew from 323 at June 30, 2019 to 342 at June 30, 2020, or 6%. We also had a $3.8 million increase in service costs related to higher usage of software and cloud services, $2.8 million related to depreciation of additions related to internally developed software and $1.4 million increase in professional services and other related costs to supplement staffing.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$20,060	$23,101	$(3,041)	(13.2)%	$44,887	$44,367	$520	1.2%
Percentage of total revenue	14.1%	16.2%			14.7%	15.8%
Customer Acquisition Cost (CAC)	$413	$136	$277	203.7%	$232	$138	$94	68.1%

Sales and marketing. Sales and marketing expenses to acquire our customers decreased by $3.0 million, or 13%, from $23.1 million for the three months ended June 30, 2019 to $20.1 million for the three months ended June 30, 2020. As a result of the COVID-19 pandemic, we had a $1.5 million decrease related to a 27% decline in direct mail volume and a decrease of $2.0 million in personnel-related costs due to the redeployment of retail employees to assist with customer service, which was partially offset by an increase of $0.9 million in other personnel-related costs primarily attributable to certain COVID-19 expenses on behalf of our retail employees. Further, we had $0.8 million savings due to discontinued use of radio media buys in 2020. These savings were partially offset by $0.2 million of increased expenses related to the purchase of masks, gloves and hand sanitizers attributed to the COVID-19 pandemic not present in the prior period. As a result of our 71.6% decline in number of loans originated during the period due to the COVID-19 pandemic, our CAC has increased by 204% from the three months ended June 30, 2019 to the three months ended June 30, 2020. Our sales-related costs decreased from $13.2 million for the three months ended June 30, 2019 to $12.5 million for the three months ended June 30, 2020. We were also able to reduce our marketing-related costs from $9.9 million for the three months ended June 30, 2019 to $7.5 million for the three months ended June 30, 2020.

Sales and marketing expenses to acquire our customers increased by $0.5 million, or 1%, from $44.4 million for the six months ended June 30, 2019 to $44.9 million for the six months ended June 30, 2020. The increase is attributable to $2.2 million of increased personnel-related costs year over year primarily due to certain COVID-19 expenses on behalf of our retail employees as a result of the COVID-19 pandemic and $0.2 million of increased expenses related to the purchase of masks, gloves and hand sanitizers attributed to the COVID-19 pandemic not present in the prior period. Prior to the pandemic we had increased our investment in marketing initiatives across various marketing channels, including direct mail, digital advertising channels, lead aggregators, and brand marketing, which resulted in increased marketing spend of $1.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were partially offset by $2.0 decrease in personnel-related costs due to the redeployment of retail employees to assist with customer services and $1.6 million in savings due to discontinued use of radio media buys in 2020. As a result of our 40.3% decline in number of loans originated during the period due to the COVID-19 pandemic, our CAC has increased by 68% from the six months ended June 30, 2019 to the six months ended June 30, 2020. Our sales-related costs increased from $26.0 million for the six months ended June 30, 2019 to $26.7 million for the six months ended June 30, 2020. However, we were able to reduce our marketing-related costs from $18.3 million for the six months ended June 30, 2019 to $18.2 million for the six months ended June 30, 2020.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Personnel	$27,681	$18,900	$8,781	46.5%	$53,263	$37,777	$15,486	41.0%
Percentage of total revenue	19.4%	13.3%			17.4%	13.4%

Personnel. Personnel expense increased by $8.8 million, or 46%, from $18.9 million for the three months ended June 30, 2019 to $27.7 million for the three months ended June 30, 2020, primarily driven by a 18.0% increase in corporate employee headcount associated with risk management, data analytics and finance, $2.4 million in increased stock compensation expense related to equity incentive awards for our 2019 annual review and $2.0 million increase due to redeployment of retail employees to assist with customer service during the COVID-19 pandemic.

Personnel expense increased by $15.5 million, or 41%, from $37.8 million for the six months ended June 30, 2019 to $53.3 million for the six months ended June 30, 2020, primarily driven by a 18.0% increase in corporate employee headcount associated with risk management, data analytics and finance, $4.2 million in increased stock compensation expense related to equity incentive awards for our 2019 annual review, $2.0 million increase due to redeployment of retail employees to assist with customer service attributed to COVID-19 and $0.5 million in severance pay related to the corporate reorganization of auto in January 2020.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Outsourcing and professional fees	$11,123	$13,207	$(2,084)	(15.8)%	$24,741	$26,756	$(2,015)	(7.5)%
Percentage of total revenue	7.8%	9.3%			8.1%	9.5%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $2.1 million, or 16%, from $13.2 million for the three months ended June 30, 2019 to $11.1 million for the three months ended June 30, 2020. This decrease resulted primarily from $1.1 million of lower legal fees, $0.8 million decrease in credit reports due to lower application volume attributed to COVID-19 and an $1.5 million decrease of professional services primarily due to lower usage of temporary contractors to supplement staffing. These decreases were partially offset by a $1.3 million increase due to 31% growth in call center outsourced full-time equivalents and a $0.3 million increase due to additional outsourced full-time equivalents at a temporary Mexico contact center used to provide increased collections capacity during COVID-19.

Outsourcing and professional fees decreased by $2.0 million, or 8%, from $26.8 million for the six months ended June 30, 2019 to $24.7 million for the six months ended June 30, 2020. This decrease resulted primarily from lower professional services of $3.1 million to support public company readiness in 2019 and $1.0 million of lower legal fees. The decrease was partially offset by a $1.8 million increase due to 20% growth in call center outsourced full-time equivalents and a a $0.3 million increase due to additional outsourced full-time equivalents at a temporary Mexico contact center used to provide increased collections capacity during COVID-19.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
General, administrative and other	$2,640	$3,572	$(932)	(26.1)%	$6,453	$6,930	$(477)	(6.9)%
Percentage of total revenue	1.8%	2.5%			2.1%	2.5%

General, administrative and other. General, administrative and other expense decreased by $0.9 million, or 26%, from $3.6 million for the three months ended June 30, 2019 to $2.6 million for the three months ended June 30, 2020, primarily due to decreases in travel expenses and postage/printing costs due to the travel restrictions and remote work arrangements resulting from the COVID-19 pandemic.

General, administrative and other expense decreased by $0.5 million, or 7%, from $6.9 million for the six months ended June 30, 2019 to $6.5 million for the six months ended June 30, 2020, primarily due to decreases in travel expenses and postage/printing costs due to travel restrictions and remote working arrangements resulting from the COVID-19 pandemic. These decreases were partially offset by increases in foreign exchange losses due to the decline in the value of the Mexican Peso as a result of the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended June 30, 2020 and 2019, we recognized tax expense (benefit) attributable to U.S. federal, state and Mexico income taxes.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Income tax expense (benefit)	$(12,653)	$5,106	$(17,759)	(347.8)%	$(17,368)	$10,460	$(27,828)	(266.0)%
Percentage of total revenue	(8.9)%	3.6%			(5.7)%	3.7%
Effective tax rate	27.0%	27.0%			26.8%	26.9%

Income tax expense (benefit). Income tax expense decreased by $17.8 million or 348%, from an expense of $5.1 million for the three months ended June 30, 2019 to a benefit of $12.7 million for the three months ended June 30, 2020, primarily as a result of a pretax loss for the three months ended June 30, 2020.

Income tax expense decreased by $27.8 million or 266%, from an expense of $10.5 million for the six months ended June 30, 2019 to a benefit of $17.4 million for the six months ended June 30, 2020, primarily as a result of a pretax loss for the six months ended June 30, 2020.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our income taxes.

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

Comparison of Fair Value and Amortized Cost Accounting

The primary differences between fair value and amortized cost accounting are:

•Loans and notes are recorded at their fair value, not their principal balance or cost basis;
•The fair value of the loans takes into consideration net charge-offs for the remaining life of the loans, thus no separate allowance for loan loss is required;
•Upfront fees and expenses of loans and notes are no longer deferred but recognized at origination in income or expense, respectively;
•Changes in the fair value of loans and notes impact Net Revenue; and
•Net charge-offs are recognized as they occur as part of the change in fair value for loans.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

We calculate the fair value of Fair Value Loans using a model that projects and discounts expected cash flows. The fair value is a function of:

•Portfolio yield;
•Average life;
•Prepayments;
•Remaining cumulative charge-offs; and
•Discount rate.

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

It is also possible to estimate the fair value of our loans using a simplified calculation. The table below illustrates a simplified calculation to aid investors in understanding how fair value may be estimated using the last six quarters:

•Subtracting the servicing fee from the weighted average portfolio yield over the remaining life of the loans to calculate net portfolio yield;
•Multiplying the net portfolio yield by the weighted average life in years of the loans receivable, which is based upon the contractual amortization of the loans and expected remaining prepayments and charge-offs, to calculate net cash flow;
•Subtracting the remaining cumulative charge-offs from the net portfolio yield to calculate the net cash flow;
•Subtracting the product of the discount rate and the average life from the net cash flow to calculate the gross fair value premium as a percentage of loan principal balance; and
•Subtracting the accrued interest and fees as a percentage of loan principal balance from the gross fair value premium as a percentage of loan principal balance to calculate the fair value premium as a percentage of loan principal balance.

The table below reflects the application of this methodology for the six quarters since January 1, 2019, on loans held for investment effective as of January 1, 2018. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, for the three and six months ended June 30, 2020, we did not have any loans receivable measured at amortized cost, and as a result, there are no Fair Value Pro Forma adjustments related to loans receivable and the results below only reflect Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

	Three Months Ended
	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.78%	30.74%	31.45%	32.08%	32.43%	32.59%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.78%	25.74%	26.45%	27.08%	27.43%	27.59%
Multiplied by: Weighted average life in years	0.797	0.903	0.814	0.781	0.792	0.804
Pre-loss cash flow	20.54%	23.25%	21.53%	21.13%	21.67%	22.07%
Less: Remaining cumulative charge-offs	(12.73)%	(14.56)%	(9.61)%	(9.87)%	(10.05)%	(10.00)%
Net cash flow	7.81%	8.69%	11.92%	11.26%	11.62%	12.07%
Less: Discount rate multiplied by average life	(7.04)%	(11.54)%	(6.33)%	(6.19)%	(6.62)%	(7.09)%
Gross fair value premium (discount) as a percentage of loan principal balance	0.77%	(2.85)%	5.59%	5.07%	5.00%	4.98%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.35)%	(1.11)%	(1.05)%	(0.97)%	(0.93)%	(0.97)%
Fair value premium (discount) as a percentage of loan principal balance	(0.58)%	(3.96)%	4.54%	4.10%	4.07%	4.01%
Discount Rate	8.84%	12.78%	7.77%	7.93%	8.38%	8.86%

The table below reflects the application of this methodology for the six quarters since January 1, 2019 under Fair Value Pro Forma, as if we had elected the fair value option since inception. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, for the three and six months ended June 30, 2020, we did not have any loans receivable measured at amortized cost and as a result there are no Fair Value Pro Forma adjustments related to loans receivable and the results below only reflect Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

	Three Months Ended
	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.78%	30.74%	31.47%	31.89%	32.37%	32.45%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.78%	25.74%	26.47%	26.89%	27.37%	27.45%
Multiplied by: Weighted average life in years	0.797	0.903	0.804	0.765	0.764	0.754
Pre-loss cash flow	20.54%	23.25%	21.28%	20.71%	20.80%	20.59%
Less: Remaining cumulative charge-offs	(12.73)%	(14.56)%	(9.51)%	(9.83)%	(9.94)%	(9.83)%
Net cash flow	7.81%	8.69%	11.77%	10.88%	10.86%	10.76%
Less: Discount rate multiplied by average life	(7.04)%	(11.54)%	(6.25)%	(6.11)%	(6.37)%	(6.65)%
Gross fair value premium (discount) as a percentage of loan principal balance	0.77%	(2.85)%	5.52%	4.77%	4.49%	4.11%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.35)%	(1.11)%	(1.04)%	(0.96)%	(0.92)%	(0.96)%
Fair value premium (discount) as a percentage of loan principal balance	(0.58)%	(3.96)%	4.48%	3.81%	3.57%	3.15%
Discount Rate	8.84%	12.78%	7.77%	7.93%	8.38%	8.86%

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

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Fair Value Pro Forma information, Adjusted EBITDA, Adjusted Net Income, Adjusted Tangible Book Value Per Share, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

▪Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure.
▪These measures do not consider the potentially dilutive impact of stock-based compensation.
▪Adjusted Net Income and Adjusted EBITDA do not include COVID-19 expenses not expected to recur once the pandemic subsides.
▪Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements.
▪Although excess provision represents the portion of provision for loan losses not attributable to net principal charge-offs occurring in the current period, it is expected that net principal charge-offs in the amount of the excess provision will occur in future periods.
▪Although the fair value mark-to-market adjustment is a non-cash adjustment, it does reflect our estimate of the price a third party would pay for our Fair Value Loans or our Fair Value Notes.
▪Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.

Fair Value Pro Forma

We have elected the fair value option to account for all Initial Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we have provided below unaudited financial information for the three and six months ended June 30, 2020 and 2019 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans which were previously measured at amortized cost. Accordingly, for the three and six months ended June 30, 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the three and six months ended June 30, 2020.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$136,086	$—	$136,086	$129,760	$(420)	$129,340	$6,746	5.2%
Non-interest income	6,621	—	6,621	12,836	—	12,836	(6,215)	(48.4)%
Total revenue	142,707	—	142,707	142,596	(420)	142,176	531	0.4%
Less:
Interest expense	15,110	(190)	14,920	14,633	(351)	14,282	638	4.5%
Provision (release) for loan losses	—	—	—	(2,963)	2,963	—	—	—%
Net decrease in fair value	(81,482)	(9,409)	(90,891)	(28,812)	(2,920)	(31,732)	(59,159)	186.4%
Net revenue	46,115	(9,219)	36,896	102,114	(5,952)	96,162	(59,266)	(61.6)%
Operating expenses:
Technology and facilities	31,512	—	31,512	24,436	—	24,436	7,076	29.0%
Sales and marketing	20,060	—	20,060	23,101	—	23,101	(3,041)	(13.2)%
Personnel	27,681	—	27,681	18,900	—	18,900	8,781	46.5%
Outsourcing and professional fees	11,123	—	11,123	13,207	—	13,207	(2,084)	(15.8)%
General, administrative and other	2,640	—	2,640	3,572	—	3,572	(932)	(26.1)%
Total operating expenses	93,016	—	93,016	83,216	—	83,216	9,800	11.8%
Income (loss) before taxes	(46,901)	(9,219)	(56,120)	18,898	(5,952)	12,946	(69,066)	(533.5)%
Income tax expense (benefit)	(12,653)	(2,570)	(15,223)	5,106	(1,608)	3,498	(18,721)	(535.2)%
Net income (loss)	$(34,248)	$(6,649)	$(40,897)	$13,792	$(4,344)	$9,448	$(50,345)	(532.9)%

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$286,786	$—	$286,786	$256,506	$(1,325)	$255,181	$31,605	12.4%
Non-interest income	19,349	—	19,349	24,418	—	24,418	(5,069)	(20.8)%
Total revenue	306,135	—	306,135	280,924	(1,325)	279,599	26,536	9.5%
Less:
Interest expense	31,471	(682)	30,789	29,252	(699)	28,553	2,236	7.8%
Provision (release) for loan losses	—	—	—	(3,329)	3,329	—	—	—%
Net decrease in fair value	(147,951)	2,246	(145,705)	(54,228)	(10,834)	(65,062)	(80,643)	123.9%
Net revenue	126,713	2,928	129,641	200,773	(14,789)	185,984	(56,343)	(30.3)%
Operating expenses:
Technology and facilities	62,286	—	62,286	46,077	—	46,077	16,209	35.2%
Sales and marketing	44,887	—	44,887	44,367	—	44,367	520	1.2%
Personnel	53,263	—	53,263	37,777	—	37,777	15,486	41.0%
Outsourcing and professional fees	24,741	—	24,741	26,756	—	26,756	(2,015)	(7.5)%
General, administrative and other	6,453	—	6,453	6,930	—	6,930	(477)	(6.9)%
Total operating expenses	191,630	—	191,630	161,907	—	161,907	29,723	18.4%
Income (loss) before taxes	(64,917)	2,928	(61,989)	38,866	(14,789)	24,077	(86,066)	(357.5)%
Income tax expense (benefit)	(17,368)	1,057	(16,311)	10,460	(3,977)	6,483	(22,794)	(351.6)%
Net income (loss)	$(47,549)	$1,871	$(45,678)	$28,406	$(10,812)	$17,594	$(63,272)	(359.6)%

Fair Value Pro Forma Condensed Consolidated Balance Sheet Data:

	June 30, 2020			December 31, 2019			Period-to-period Change in FV PF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$139,218	$—	$139,218	$72,179	$—	$72,179	$67,039	92.9%
Restricted cash	58,742	—	58,742	63,962	—	63,962	(5,220)	(8.2)%
Loans receivable (1)	1,635,684	—	1,635,684	1,920,559	5,011	1,925,570	(289,886)	(15.1)%
Other assets	140,978	—	140,978	145,174	(6,579)	138,595	2,383	1.7%
Total assets	1,974,622	—	1,974,622	2,201,874	(1,568)	2,200,306	(225,684)	(10.3)%
Total debt (2)	1,393,897	(1,372)	1,392,525	1,549,223	1,557	1,550,780	(158,255)	(10.2)%
Other liabilities	126,393	1,057	127,450	163,885	(1,621)	162,264	(34,814)	(21.5)%
Total liabilities	1,520,290	(315)	1,519,975	1,713,108	(64)	1,713,044	(193,069)	(11.3)%
Total stockholder's equity	454,332	315	454,647	488,766	(1,504)	487,262	(32,615)	(6.7)%
Total liabilities and stockholders' equity	$1,974,622	$—	$1,974,622	$2,201,874	$(1,568)	$2,200,306	$(225,684)	(10.3)%
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

•We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular income tax items that do not reflect ongoing business operations.
•We believe it is useful to exclude the impact of depreciation and amortization and stock-based compensation expense because they are noncash charges.
•We believe it is useful to exclude the impact of the litigation reserve, if any, and COVID-19 expenses because these items do not reflect ongoing business operations.
•We also reverse origination fees for Fair Value Loans, net. As a result of our election of the fair value option for our Fair Value Loans, we recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value mark-to-market adjustment on Fair Value Loans	$63,055	$8,545	$(92,070)	$13,412
Fair value mark-to-market adjustment on asset-backed notes	(108,226)	(10,610)	33,519	(17,535)
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$(45,171)	$(2,065)	$(58,551)	$(4,123)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA (in thousands)	2020	2019	2020	2019
Net income	$(34,248)	$13,792	$(47,549)	$28,406
Adjustments:
Fair Value Pro Forma net income adjustment	(6,649)	(4,344)	1,871	(10,812)
Income tax expense (benefit)	(15,223)	3,498	(16,311)	6,483
COVID-19 expenses	2,437	—	3,041	—
Depreciation and amortization	5,103	3,188	9,761	6,067
Stock-based compensation expense	4,972	2,035	9,123	4,015
Litigation reserve	—	—	—	—
Origination fees for Fair Value Loans, net	3,274	(355)	4,816	469
Fair value mark-to-market adjustment	45,171	2,065	58,551	4,123
Adjusted EBITDA (1)	$4,837	$19,879	$23,303	$38,751
(1) For the three and six months ended June 30, 2020, Adjusted EBITDA includes a pre-tax impact of $(3.2) million and $(6.6) million, respectively, related to the launch of new products and services (such as auto and credit card). For the three and six months ended June 30, 2019, Adjusted EBITDA includes a pre-tax impact of $(2.5) million and $(4.9) million, respectively, related to the launch of new products and services (such as auto and credit card).

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as our net income (loss), adjusted for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), COVID-19 expenses, stock-based compensation expenses and litigation reserve. We believe that Adjusted Net Income (Loss) is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period.

•We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular tax items that do not reflect our ongoing business operations.
•We believe it is useful to exclude the impact of the litigation reserve, if any, and COVID-19 expenses because these items do not reflect ongoing business operations.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and six months ended June 30, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income (Loss) (in thousands)	2020	2019	2020	2019
Net income (loss)	$(34,248)	$13,792	$(47,549)	$28,406
Adjustments:
Fair Value Pro Forma net income adjustment	(6,649)	(4,344)	1,871	(10,812)
Income tax expense (benefit)	(15,223)	3,498	(16,311)	6,483
COVID-19 expenses	2,437	—	3,041	—
Stock-based compensation expense	4,972	2,035	9,123	4,015
Litigation reserve	—	—	—	—
Adjusted income (loss) before taxes	(48,711)	14,981	(49,825)	28,092
Normalized income tax expense (benefit)	(13,584)	4,046	(13,917)	7,562
Adjusted Net Income (Loss) (1)	$(35,127)	$10,935	$(35,908)	$20,530
Income tax rate (2)	27.9%	27.0%	27.9%	26.9%
(1) For the three and six months ended June 30, 2020, Adjusted Net Income includes an after-tax impact of $(2.3) million and $(5.3) million, respectively, related to the launch of new products and services (such as auto and credit card). For the three and six months ended June 30, 2019, Adjusted Net Income includes an after-tax impact of $(2.0) million and $(3.7) million, respectively, related to the launch of new products and services (such as auto and credit card).
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

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and six months ended June 30, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Diluted earnings (loss) per share	$(1.26)	$0.52	$(1.75)	$1.08
Adjusted EPS
Adjusted Net Income (Loss)	$(35,127)	$10,935	$(35,908)	$20,530

Basic weighted-average common shares outstanding	27,233,394	2,942,833	27,125,054	2,940,164
Weighted-average common shares outstanding based on assumed convertible preferred conversion	—	19,075,000	—	19,075,000
Weighted average effect of dilutive securities:
Stock options	—	—	—	32,669
Restricted stock units	—	1,326	—	2,565
Warrants	—	11,755	—	11,745
Diluted adjusted weighted-average common shares outstanding	27,233,394	22,030,914	27,125,054	22,062,143
Adjusted Earnings (Loss) Per Share	$(1.29)	$0.50	$(1.32)	$0.93

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

The following table presents a reconciliation of stockholders' equity to Adjusted TBVPS as of June 30, 2020 and December 31, 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	June 30,	December 31,
Adjusted TBVPS (in thousands, except share and per share data)	2020	2019
Stockholders' equity	$454,332	$488,766
Adjustments:
Fair Value Pro Forma stockholders' equity adjustment	315	(1,504)
Intangible assets, net (1)	(24,815)	(18,455)
Adjusted Tangible Book Value	$429,832	$468,807

Total common shares outstanding	27,330,800	27,003,157

Book Value Per Share	$16.62	$18.10
Adjusted Tangible Book Value Per Share	$15.73	$17.36
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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the three and six months ended June 30, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Return on Equity	(29.4)%	14.9%	(20.3)%	15.7%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$(35,127)	$10,935	$(35,908)	$20,530
Fair Value Pro Forma average stockholders' equity	$472,576	$374,037	$470,955	$368,983
Adjusted Return on Equity	(29.9)%	11.7%	(15.3)%	11.1%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as Fair Value Pro Forma total operating expenses (excluding COVID-19 expenses, stock-based compensation expense and litigation reserve, if any) divided by Fair Value Pro Forma Total Revenue. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and six months ended June 30, 2020 and 2019:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating Efficiency	65.2%	58.4%	62.6%	57.6%
Adjusted Operating Efficiency
Total revenue	$142,707	$142,596	$306,135	$280,924
Fair Value Pro Forma Total Revenue adjustments	—	(420)	—	(1,325)
Fair Value Pro Forma Total Revenue	142,707	142,176	306,135	279,599
Total operating expense	93,016	83,216	191,630	161,907
COVID-19 expenses	(2,437)	—	(3,041)	—
Stock-based compensation expense	(4,972)	(2,035)	(9,123)	(4,015)
Litigation reserve	—	—	—	—
Total Fair Value Pro Forma adjusted operating expenses	$85,607	$81,181	$179,466	$157,892
Adjusted Operating Efficiency	60.0%	57.1%	58.6%	56.5%

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

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of June 30, 2020:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$97,194
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.22%	250,000
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
Asset-Backed Securitization-Series 2018-B Notes	7/1/2021	4.09%	213,159
Asset-Backed Securitization-Series 2018-A Notes	3/1/2021	3.83%	200,004
Asset-Backed Securitization-Series 2017-B Notes	10/1/2020	3.51%	200,000
			$1,410,359

On July 8, 2020, we redeemed all $200.0 million of our asset-backed notes (Series 2017-B) and satisfied and discharged Oportun Funding VII, LLC's obligations under the 2017-B Notes and the indenture. The redemption was funded by drawing upon the Company's Secured Financing facility for $149.0 million and using $51.0 million of unrestricted cash. The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party financial institution are not on our balance sheet once sold.

Lenders do not have direct recourse to Oportun Financial Corporation or Oportun, Inc.

Debt

Our ability to utilize our Secured Financing facility as described herein is subject to compliance with various requirements, including:

•Eligibility Criteria. In order for our loans to be eligible for purchase by Oportun Funding V, they must meet all applicable eligibility criteria;
•Concentration Limits. The collateral pool is subject to certain concentration limits that, if exceeded, would reduce our borrowing base availability by the amount of such excess; and
•Covenants and Other Requirements. The Secured Financing facility contains several financial covenants, portfolio performance covenants and other covenants or requirements that, if not complied with, may result in an event of default and/or an early amortization event causing the accelerated repayment of amounts owed. The Secured Financing facility also requires us to get lender consent prior to making material changes to our credit and collection policies.
As of June 30, 2020, we were in compliance with all covenants and requirements per the debt facility.

For more information regarding our Secured Financing facility, see Notes 4 and 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. We entered into a material definitive agreement with Wilmington Trust, National Trustee, the Eighth Amendment to the Base Indenture, the Fifth Amendment to the Series 2015 Supplement and other related documents to our Secured Financing facility in order to, among other things, assist in the implementation of the Emergency Hardship Deferral program. Refer to the Current Report on Form 8-K filed on May 28, 2020.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including:

•Eligibility Criteria. In order for our loans to be eligible for purchase by our wholly owned special purpose subsidiaries they must meet all applicable eligibility criteria; and
•Covenants and Other Requirements. Our securitization facilities contain pool concentration limits, pool performance covenants and other covenants or requirements that, if not complied with, may result in an event of default, and/or an early amortization event causing the accelerated repayment of amounts owed.

As of June 30, 2020, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4, 8 and 16 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2014, we initially entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. Pursuant to this agreement, we have committed to sell at least 10% of our loan originations, subject to certain eligibility criteria, with an option to sell an additional 5%. We retain all rights and obligations involving the servicing of the loans and earn servicing revenue of 5% of the daily average principal balance of loans sold each month. The term of the current agreement expires on November 10, 2020. If either party decides not to renew the agreement and we are unable or we choose not to replace the agreement with an alternate whole loan sale opportunity, our revenue and liquidity may be negatively impacted in the short term by the loss of the gain on sale generated by our whole loan sales. This could have an impact on our financial condition.

We will continue to evaluate additional loan sale opportunities in the future and have not made any determinations regarding the percentage of loans we may sell.

The loans are randomly selected and sold at the pre-determined contractual purchase price above par and we recognize a gain on the loans. We sell loans twice per week. We have not repurchased any of the loans sold related to this agreement and do not anticipate repurchasing loans sold in the future. We therefore do not record a reserve related to our repurchase obligations from the whole loan sale agreement.

In addition, we entered into a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of our loans originated under our Access Loan Program. We recognize servicing revenue of 5% of the daily average principal balance of sold loans for the month. The term of the whole loan sale arrangement with respect to the Access Loan Program expired on August 5, 2020. We chose not renew the arrangement and allowed the agreement to expire on its terms.

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash, cash equivalents and restricted cash	$197,960	$104,635
Cash provided by (used in)
Operating activities	94,017	98,688
Investing activities	93,574	(153,300)
Financing activities	(125,772)	30,072

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $94.0 million and $98.7 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $93.6 million and $(153.3) million for the six months ended June 30, 2020 and 2019, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to the decrease in the number of loans originated for the six months ended June 30, 2020. The decrease in number of loans originated is attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. Further, the decrease is due to the reduced number of applications which we believe is attributable both to increased economic uncertainty as well as a redirection of our marketing efforts.

Financing Activities

Our net cash provided by (used in) financing activities was $(125.8) million and $30.1 million for the six months ended June 30, 2020 and 2019, respectively. During those time periods, net cash provided by financing activities was primarily driven by borrowings and repayments on our Secured Financing and repayments on asset-backed notes. On March 9, 2020, we redeemed our Series 2017-A asset-backed notes. An advance under our Secured Financing facility was the primary source of funds for the redemption.

Operating and capital expenditure requirements

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We believe our liquidity position at June 30, 2020 remains strong as we continue to navigate through a period of uncertain economic conditions related to COVID-19, and we will continue to closely monitor our liquidity as economic conditions change. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, total revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in credit performance, market rates, prepayments, interest rates, credit spreads and foreign exchange currency rates. The COVID-19 pandemic has increased market volatility and the impact from changes in the market on our financial results. While we expect the pandemic to continue to have a negative impact on our credit losses, the resulting decrease in the fair value of our loans and asset-backed notes rebounded somewhat in the second quarter of 2020. The specific impact is difficult to assess, and may differ materially from the sensitivity analyses provided in our 2019 Form 10-K. Our election of the fair value option on our loans and asset-backed notes generally results in a natural offset of the related market risks; however, we cannot be certain that these changes will offset each other, particularly during the current period of market uncertainty and disruption.

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

As of June 30, 2020, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience additional delays in resolving these and other pending litigation matters as a result of COVID-19-related temporary court and administrative body closures and postponements. At this stage in these litigation matters, any possible monetary loss or range of monetary loss cannot be estimated. The outcome of litigation is inherently uncertain. If one or more of these legal matters were resolved against us in a reporting period, or settled on unfavorable terms, our consolidated financial statements for that reporting period could be materially adversely affected.

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

See Note 15, Leases, Commitments and Contingencies, in the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information regarding litigation reserves, if any, for legal proceedings in which we are involved.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our 2019 Form 10-K.

Risks Relating to Our Business

The global COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.*

The ongoing COVID-19 pandemic has spread across the globe and is significantly impacting worldwide economic activity and increasing economic uncertainty. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price as well as our ability to access capital markets. If funds become unavailable, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to further curtail our origination of loans, which could result in volatility in our results of operations, financial condition and cash flows.

Many of our customers have been and may continue to become impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home" orders). These events have caused and may continue to cause a significant increase in unemployment, decreased consumer spending and economic deterioration. In addition, the COVID-19 pandemic and corresponding shelter in place orders have adversely affected our business in a number of ways, including a decreased demand for our products, which, combined with our credit tightening, has decreased originations, which could negatively impact our liquidity position and our growth strategy. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and charge-offs and may cause other unpredictable and adverse events. If the pandemic continues or worsens, there may be continued or heightened impact on demand for our loans and on our customers’ ability to repay their loans.

Similar to relief options we have previously offered to customers impacted by natural disasters such as hurricanes and wildfires, we are offering payment relief options to customers impacted by the COVID-19 pandemic, including emergency hardship programs, reduced payment plans, late fee waivers and other customer accommodations. Unlike the relief options offered for natural disasters, which were limited to the affected geographies, COVID-19 related relief is being offered in all states in which we do business and may adversely affect our business, financial condition, results of operations, and cash flows. Legal, regulatory and media concerns about the lending industry in general, or our practices, during the COVID-19 pandemic could result in additional restrictions affecting the conduct of our business in the future either due to regulatory requirements or made voluntarily due to reputational or other pressures. These changes could include, but not limited to, requirements that we waive or lower interest, payments, or otherwise alter our collection practices or forgive debt for those impacted by COVID-19. If we implement any of these changes, such changes could adversely affect our income and other results of operations in the near term, make collection of our personal loans more difficult, reduce income received from such loans or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to such loans.

We have incurred COVID-19 related expenses for items and services including sanitation kits, facilities equipment, contingency call center, payment option flyers, childcare relief, special medical enrollment, sick leave, emergency assistance fund and charitable contributions, among other things. Until the COVID-19 pandemic subsidies, we expect to continue to incur such expenses and may incur additional COVID-19 related expenses, which may adversely affect our results of operations, financial condition and cash flows.

The majority of our retail locations remain open subject to local health orders. If one or more of our retail locations becomes unavailable, our ability to attract new customers, conduct business and collect payments from customers may be adversely affected, which could result in increased delinquencies and losses. In addition, changes in consumer behavior and health concerns may continue to impact demand for our loans and customer traffic at our retail locations. We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. We may also face claims related to the pandemic, including claims from employees or customers who allege that they contracted COVID-19 at our retail locations or offices. Any such allegations of exposure or illness could result in litigation and harm to our reputation, which could negatively affect our business, results of operations and financial condition.

Substantially all of our corporate non-retail employees in the United States are subject to shelter-in-place requirements which have resulted in most of the team being required to work remotely. Our contact centers (either owned or through our outsourcing partners) are also located in various jurisdictions within three countries, all of which have varying shelter in place and social distancing orders in place. While we have been successful thus far in complying with these orders and keeping the contact centers operational, predominately by moving the majority of our contact center employees to home working environments, our ability to continue to originate loans and service our customers is highly dependent on the ability of contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our workforce is unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work arrangements or technology, utility or other failures or limitations, our operations may be adversely impacted. The increase in remote working may also result in consumer or employee privacy, IT security and fraud concerns as well as increase our exposure to potential regulatory or civil claims. Additionally, if any of our critical vendors are adversely impacted by the COVID-19 pandemic and unable to deliver services to us, our operations may be adversely impacted.

The duration and scope of the pandemic, and our ability to make necessary adjustments from it, is highly uncertain. The ultimate extent of the impact of the COVID-19 pandemic on our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, timing of global recovery and economic normalization and responses taken by governmental authorities and other third parties due to the COVID-19 pandemic, including economic assistance programs and stimulus efforts,.

To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our losses, liquidity, our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have incurred net losses and may incur net losses in the future.*

For the year ended December 31, 2019, we generated net income of $61.6 million. However, for the six months ended June 30, 2020, we experienced a net loss of $47.5 million and for the year ended December 31, 2017, we experienced a net loss of $10.2 million. In addition, we have experienced a net loss in years prior to 2017. As of June 30, 2020, our retained earnings were $34.0 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.*

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, especially as a result of our election of the fair value option as of January 1, 2018 and now as a result of the COVID-19 pandemic. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•loan volumes, loan mix and the channels through which our loans are originated;
•the effectiveness of our direct marketing and other marketing channels;
•the timing and success of new products and origination channels;
•the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;
•net charge-off rates;
•adjustments to the fair value of our Fair Value Loans and Fair Value Notes;
•our cost of borrowing money and access to the capital markets; and
•general economic, industry and market conditions, including those stemming from the COVID-19 pandemic.

In addition, we experience significant seasonality in demand for our loans, which is generally lower in the first quarter. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our customers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces their borrowing needs. While our growth has obscured this seasonality from our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. However, the impact of the COVID-19 pandemic has and may continue to disrupt the seasonal trends our business has consistently experienced.

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of future growth. If we fail to manage our growth effectively, our results of operations may suffer.*

We have recently experienced rapid growth in our business and operations. Our revenue was $361.0 million, $497.6 million and $600.1 million in 2017, 2018 and 2019, respectively, representing annual growth rates of 38% and 21%, respectively. We believe our revenue growth depends on a number of factors, including but not limited to our ability to:

•increase the volume of loans originated through our various origination channels, including retail locations, direct mail marketing, contact centers and online, which includes our mobile origination solution;
•increase the effectiveness of our direct mail marketing, radio advertising, digital advertising and other marketing strategies;
•efficiently manage and expand our presence and activities in states in which we operate, as well as expand into new states;
•successfully build our brand and protect our reputation from negative publicity;
•manage our Annualized Net Charge-Off Rate;
•maintain the terms on which we lend to our customers;
•protect against increasingly sophisticated fraudulent borrowing and online theft;
•enter into new markets and introduce new products and services;
•continue to expand our customer demographic focus from our original customer base of Spanish- speaking customers;

•successfully maintain our diversified funding strategy, including loan warehouse facilities, whole loan sales and securitization transactions;
•successfully manage our interest rate spread against our cost of capital;
•successfully adjust our proprietary credit risk models, products and services in response to changing macroeconomic conditions and fluctuations in the credit market;
•effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad;
•effectively secure and maintain the confidentiality of the information provided and utilized across our systems;
•successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer financial services to low-to-moderate income customers underserved by traditional, mainstream financial institutions;
•attract, integrate and retain qualified employees; and
•successfully adapt to complex and evolving regulatory environments.

If we are unable to accomplish these tasks, our revenue growth may be harmed. In addition, our historical rapid growth has placed, and our future growth will continue to place significant demands on our management and our operational and financial resources. We will need to improve our operational, financial and management controls and our reporting systems and procedures as we continue to grow our business and add more personnel. If we cannot manage our growth effectively, our results of operations will suffer.

Further, many economic and other factors outside of our control, including general economic and market conditions, global pandemics, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, may adversely affect our ability to sustain revenue growth consistent with recent history. For example, since the onset of the COVID-19 pandemic in March 2020, we have experienced a slowdown in our loan originations and it is uncertain how long this slowdown may continue. If our loan originations and revenue growth continue to slow due to the COVID-19 pandemic or other factors outside of our control, our results of operations, financial condition and cash flows will suffer.

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

As our loan mix changes and as our product offerings evolve, our risk management strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. Other of our methods for managing risk depend on the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible to us. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our risk management efforts are ineffective, we could suffer losses that could harm our business, financial condition and results of operations.

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

Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. See more information about our outstanding debt in Note 8 to the Notes to the Condensed Consolidated Financial Statements (Unaudited). However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to the COVID-19 pandemic and other disruptions, as well as uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail our origination of loans. In addition, in July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is not possible to predict whether LIBOR will cease to exist after calendar year 2021, whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance, and any of these outcomes could increase our interest rate risk related to our Secured Financing which is currently tied to LIBOR. Changes in interest rates or foreign currency exchange rates could affect our interest expense, which could result in volatility in our results of operations, financial condition and cash flows.

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

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 83% of our total assets and Fair Value Notes represented 72% of our total liabilities as of June 30, 2020. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If net charge-off rates are in excess of expected loss rates, our business and results of operations may be harmed.*

Our unsecured personal loans are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a customer is unwilling or unable to repay them. A customer’s ability to repay us can be negatively impacted by increases in his or her payment obligations to other lenders under mortgage, credit card and other loans, or loss of employment due to economic turmoil, particularly in light of the COVID-19 pandemic. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, the success of any economic assistance program or stimulus legislation due to COVID-19 is unknown, and we cannot determine the impact of any such program has had, or will have on our net charge-off rates.

At the end of July 2020, we announced a change in our small claims filing practices, which includes the dismissal of all pending small claims court filings, suspension of all new small claims filings and the commitment to reduce court filings by 60% in the future. If we are unable to employ alternative means of engaging severely delinquent customers the effectiveness of our efforts to collect on defaulted loans may be impacted. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans are dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of customers who successfully discharge their loans in a bankruptcy action, our revenue and results of operations could be adversely affected.

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

In addition, major medical expenses, divorce, death or other issues that affect our customers could affect our customers’ willingness or ability to make payments on their loans. Further, our business currently is heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted towards consumer credit. If the United States experiences an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenue, earnings and cash flows. If our customers default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us. For example, since the beginning of January 2020, the COVID-19 pandemic has caused disruption and volatility in the global financial markets and the continued spread of COVID-19 has led to an economic slowdown. In addition, the pandemic has resulted in all states and the federal government declaring a state of emergency and in many locations, schools, bars and restaurants, gyms and other non-essential businesses have been ordered closed at a county, city or state level. Jurisdictions have issued shelter in place or similar orders, restricting movement of most citizens for other than to/from essential activities. These developments have caused an increase in unemployment levels and affect our customers' ability to satisfy their obligations. In addition, the cost to service our loans has and may continue to increase without a corresponding increase in our interest on loans. As a result of the COVID-19 pandemic, we have and may continue to be exposed to increased credit risk from our customers and third parties who have obligations to us.

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

Negative publicity or public perception of our industry or our company could adversely affect our reputation, business and results of operations.*

Negative publicity about our industry or our company in the media, even if inaccurate, could adversely affect our reputation and the confidence in our brand and business model. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new customers and retaining existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will continue to maintain a good relationship with customers.

Consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict the dollar amount, interest rate, or other terms of consumer loans, particularly “small dollar” loans and those with short terms. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which may be higher than the interest typically charged by issuers to consumers with more historical creditworthiness; for example, some groups are critical of loans with APRs greater than 36%. The consumer groups, public officials and government and media reports frequently characterize these short-term consumer loans as predatory or abusive toward consumers. While we recently announced the implementation of an "all-in" APR cap of 36% for all newly originated loans, until such previously originated loans are paid-off, a portion of our portfolio will consist of loans with APRs greater than 36%. If the negative characterization of short-term consumer loans becomes associated with this remaining portion of our portfolio, our business model or loan terms, even if inaccurate, demand for our consumer loans could significantly decrease, and it could be less likely that investors purchase our loans or our asset-backed securities, or our lenders extend or renew lines of credit to us, any of which could adversely affect our results of operations and financial condition.

Negative perception of our consumer loans, our loan origination, servicing and collections processes or other activities may also result in us being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our consumer loans, or our marketing and servicing of such loans, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected.

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of customer information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution, or CDFI. Since the onset of the COVID-19 pandemic, we have been working with certain customers to waive fees and offer deferrals of loan payments and reduced payment plans. We believe our actions are consistent with our mission and regulatory guidance, but we cannot be certain that our approaches to servicing our customers will not lead to criticism which could harm our reputation. For instance, we recently announced changes to our small claims court filing practices following inquiries from consumer advocates and the media regarding the scale of such program.

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

•identification of new locations and negotiation of acceptable lease terms; and
•incurrence of additional indebtedness (if necessary to finance new retail locations).

Our continued growth is dependent upon a number of factors, including the availability of suitable retail locations, the ability to obtain any required government permits and licenses, zoning and occupancy requirements, hiring qualified management and customer service personnel, and other factors, some of which are beyond our control. If we fail to anticipate customers’ needs or market dynamics related to the region or neighborhood of a new retail location, such retail location may not deliver the expected financial results. A recent trend among some municipalities has been to enact zoning restrictions in certain markets. These zoning restrictions may limit the number of non-bank lenders that can operate in an area or require certain distance requirements between competitors, residential areas or highways. Depending on the way a zoning restriction may be drafted, such restriction may restrict our ability to operate within those zoned areas. We may not be able to continue to expand our business successfully through new retail location openings in the future. Additionally, due to economic impact of COVID-19 and shelter-in-place orders, we have paused the opening of new retail locations until such time as economic activity recovers, which may reduce our opportunity for growth.

We could experience a decline in repeat customers.*

As of December 31, 2019, 2018, and 2017, returning customers comprised 80%, 80% and 78%, respectively, of our Owned Principal Balance at End of Period. In order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning customers who have successfully repaid their previous loans. Our repeat loan rates may decline or fluctuate as a result of pricing changes, our expansion into new products and markets or because our customers are able to obtain alternative sources of funding based on their credit history with us, and new customers we acquire in the future may not be as loyal as our current customer base. If our repeat loan rates decline, including due to COVID-19 related issues, we may not realize consistent or improved operating results from our existing customer base.

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

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. Product or service introductions may not always be successful. For example, we invested resources in development, marketing, and support for the pilot launch of OportunPath to a limited number of customers but decided in the fourth quarter of 2019 to discontinue the service in order to strategically realign our resources to focus on other products. In addition, the borrower profile of customers using our new products and services may not be as attractive as the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease operating margins or take longer than anticipated to achieve target margins. Additionally, due to the economic impact of COVID-19, we expect the growth of revenue from new products to be much slower than previously anticipated in the near term. Coupled with the fact that as newer initiatives the majority of the expenses associated with new products are fixed, so any potential future profitability of such new products will be delayed. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.

We may change our strategy or underwriting and servicing practices, which may adversely affect our business.*

We may change our strategy or any of our underwriting guidelines at any time without notice or the consent of our stockholders. For example, given the economic crisis resulting from the COVID-19 pandemic, in late March 2020, we significantly tightened our underwriting criteria. In addition, we recently announced that we were implementing a nationwide 36% APR cap for newly originated loans which may have unanticipated impacts that could adversely affect our results of operations and financial condition. We may also decide to retain more loans rather than sell them to third parties. We continue to evaluate our business strategies and underwriting and servicing practices and in the future, may make additional changes, including due to to changing economic conditions, regulatory requirements and industry practices. Any of these changes could result in us holding a loan portfolio with a different risk profile from our current risk profile. Additionally, a change in our strategy or underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk, all of which could adversely affect our business, results of operations and financial condition.

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

Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our customers, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.*

We rely on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, customer application data and our credit experience gained through monitoring the payment performance of our customers over time. If we are unable to access certain third-party data used in our credit risk models, or our access to such data is limited, our ability to accurately evaluate potential customers will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations. Third-party data sources include credit bureau data and other alternative data sources. Such data is electronically obtained from third parties and is aggregated by our risk engine to be used in our credit risk models to score applicants and make credit decisions and in our verification processes to confirm customer reported information. Data from consumer reporting agencies and other information that we receive from third parties about a customer may be inaccurate or may not accurately reflect the customer’s creditworthiness, which may cause us to provide loans to higher risk customers than we intend through our underwriting process and/or inaccurately price the loans we make. In response to the economic impact of COVID-19, regulators may require banks and other lenders to not report negative performance data to the credit bureaus. As a result, credit bureau data may prove less reliable in predicting credit risk for borrowers. We use numerous third-party data sources and multiple credit factors within our proprietary credit risk models, which helps mitigate, but does not eliminate, the risk of an inaccurate individual report. In addition, there are risks that the costs of our access to third-party data may increase or our terms with such third-party data providers could worsen. In recent years, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict our third-party data sources from sharing information, or could restrict our use of personal data when developing our proprietary credit risk models, or for fraud prevention purposes. These restrictions could also inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers or make the models less effective at predicting credit outcomes or preventing fraud.

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

If we are unable to collect payment on and service the loans we make to our customers, our business would be harmed.*

Our ability to adequately service our loans is dependent upon our ability to grow and appropriately train our customer service and collections staff, our ability to expand existing and open new contact centers as our loans increase, and our ability to reach our customers via phone, text, or email when they default. Additionally, our customer service and collections staff are dependent upon our maintaining adequate information technology, telephony and internet connectivity such that they can perform their job functions. If we fail to adequately leverage these technologies to service and collect amounts owed in respect of our loans, or if consumers opt to block us from calling, texting, emailing or otherwise contacting them when they are in default, then payments to us may be delayed or reduced.

At the end of July 2020, we announced a change in our legal collections filing practices, which includes the dismissal of all pending small claims court filings, suspension of all new small claims filings and the commitment to reduce court filings by 60% in the future. If we are unable to employ alternative means of engaging severely delinquent customers the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, our contact centers, either owned or through our outsourcing partners, are located in various jurisdictions within three countries, all of which have varying shelter-in-place and social distancing orders in place. While we have been successful thus far in complying with these orders and keeping contact centers operational, predominantly by moving the majority of our contact center employees to home working environments, our ability to perform collections activities is highly dependent on the ability of contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our contact center workforce is unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work arrangements or technology, utility or other failures or limitations. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our financing arrangements, revenue and results of operations could be adversely affected.

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

We are exposed to geographic concentration risk.*

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or pandemics such as the current outbreak of the COVID-19 pandemic in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables is originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or pandemics or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of June 30, 2020, 58%, 25%, 5%, and 5% of our Owned Principal Balance at End of Period related to customers from California, Texas, Illinois, and Florida, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Interest rate changes may require us to make adjustments to the fair value of our Fair Value Loans or Fair Value Notes, which may in turn adversely affect our results of operations. For instance, interest rates recently declined significantly. When interest rates fall, the fair value of our Fair Value Loans increases, which increases Net Revenue. In addition, decreasing interest rates also increase the fair value of our Fair Value Notes, which reduces Net Revenue. Because the duration and fair value of our loans and asset- backed notes are different, the respective changes in fair value did not fully offset each other resulting in a negative impact on Net Revenue. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations and financial condition. We recently announced that we are implementing a nationwide 36% APR cap for newly originated loans, which we expect will reduce our interest rate spread and may have an adverse effect on our business, results of operations and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. On August 24, 2019, we identified an incident involving unauthorized access to a small number of company email accounts. Forensic investigation indicated that a small amount of consumer and employee sensitive information was contained in these email accounts, which resulted in breach notices sent and credit monitoring provided to approximately 700 consumers.

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

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality- related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Cybersecurity experts are warning about a growing use of COVID-19-related themes by malicious cyber actors. At the same time, the surge in teleworking has increased the use of potentially vulnerable services, such as virtual private networks, amplifying the threat to individuals and organizations. Cybercriminals are targeting individuals and organizations with COVID-19-related scams and phishing emails. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents.

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

We may not be able to make technological improvements as quickly as demanded by our customers, including to address their needs during the COVID-19 pandemic, which could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.*

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology, such as mobile and online services, to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our customers. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity. Additionally, the economic impact of the COVID–19 has required and continues to require us to make rapid changes to our systems in order to be able to offer our customers appropriate reduced payment plans and alternative payment options. If we are not able to implement these changes quickly enough, it could impact our credit performance.

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

Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.*

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in the San Francisco Bay Area where our headquarters is located. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment so significant volatility or a decline in the price of our stock may adversely affect our recruitment strategies. Additionally, changes to U.S. immigration policies, as well as restrictions on global travel due to public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent.

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

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of June 30, 2020, we had 1,609 employees in three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Colombia, Jamaica and Mexico, and may in the future include additional locations in other countries. In addition, we have engaged vendors that utilize employees or contractors based outside of the United States. As of June 30, 2020, our business process outsourcing partners have provided us, on an exclusive basis, the equivalent of 690 full-time equivalents in Mexico, Colombia and Jamaica. Additionally, in 2019, we began utilizing outsourcing partners in the United States to provide offshore technology delivery services in India. These activities in Mexico, Colombia, Jamaica, India and other future locations are subject to inherent risks that are beyond our control, including:

•risks related to government regulation or required compliance with local laws;
•local licensing and reporting obligations;
•difficulties in developing, staffing and simultaneously managing a number of varying foreign operations as a result of distance, language and cultural differences;
•different, uncertain, overlapping or more stringent local laws and regulations;
•political and economic instability, tensions, security risks and changes in international diplomatic and trade relations;
•state or federal regulations that restrict offshoring of business operational functions or require offshore partners to obtain additional licenses, registrations or permits to perform services on our behalf;
•geopolitical events, including natural disasters, public health issues, epidemics or pandemics, acts of war and terrorism;
•the impact of, and response of local governments to, the COVID-19 pandemic;
•compliance with applicable U.S. laws and foreign laws related to consumer protection, intellectual property, privacy, data security, corruption, money laundering and export/trade control;
•misconduct by our outsourcing partners and their employees or even unsubstantiated allegations of misconduct;
•risks due to lack of direct involvement in hiring and retaining personnel; and
•potentially adverse tax developments and consequences.

Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations and offshore activities of our service providers may result in heightened regulatory scrutiny, fines, criminal actions or sanctions against us, our directors, our officers or our employees, as well as restrictions on the conduct of our business and reputational damage.

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

Our IT systems are backed up regularly to highly available, alternate data centers in a different region, and we have conducted disaster recovery testing of our mission critical systems. Despite any precautions we may take, however, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of war, terrorism and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data.

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, from time to time we have temporarily closed a few of our retail locations due to public health orders or other concerns relating to the COVID-19 pandemic, which we believe partially contributed to the decrease in Aggregate Originations in the three and six months ended June 30, 2020 as compared to the corresponding periods ending June 30, 2019. We may have to close retail locations as necessary due to public health orders or other concerns relating to the COVID-19 pandemic. The closure of additional retail locations would further adversely affect our loan originations, results of operations and financial condition.

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

For more information with respect to the regulatory framework affecting our businesses, see “Business - Regulations and Compliance” included in our 2019 Form 10-K.

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

We offer our customers a reloadable debit card marketed under the trade name “Ventiva” in six states in which we operate. Since March 2012, we are registered with the Financial Crimes Enforcement Network as a Money Services Business in relation to our reloadable debit card. Although we do not currently allow the Ventiva card to be reloaded with cash at our retail locations, in connection with our role as program manager for the issuer of our reloadable debit cards, we are required to be compliant with a variety of federal and state statutes and regulations which impact the manner in which we conduct our reloadable debit card business. These include, but are not limited to state money transmitter laws, the USA PATRIOT Act, the Office of Foreign Asset Control, the Bank Secrecy Act, Anti-Money Laundering laws, and Know-Your-Customer requirements, collectively referred to as AML Laws, indirect regulation and direct audit and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. Although we have committed resources to our AML Laws compliance program to ensure compliance with these various requirements, there could be heightened liability and reputational risk for us, our officers and our Board members if a regulatory agency were to deem our compliance program to be deficient or there were to be a break-down in compliance controls related to these regulations or heightened enforcement in this area.

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

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.*

We receive, transmit and store a large volume of personally identifiable information and other sensitive data from customers and potential customers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which broadly defines personal information and took effect on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections and provides for civil penalties for CCPA violations, in addition to providing for a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses to comply. Whereas we have implemented the CCPA, compliance with other current and future customer privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any violations of these laws and regulations may require us to change our business practices or operational structure, address legal claims and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies.

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

We have in the past incurred, and expect to continue to incur, substantial debt to fund our loan activities. We depend on securitization transactions, warehouse facilities, whole loan sales and other forms of debt financing in order to finance the growth of our business and the origination of most of the loans we make to our customers. The incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our and our subsidiaries’ assets if asset performance and our operating revenue are insufficient to repay debt obligations;
•mandatory repurchase obligations for any loans conveyed or sold into a debt financing or under a whole loan purchase facility if the representations and warranties we made with respect to those loans were not correct when made;
•acceleration of obligations to repay the indebtedness (or other outstanding indebtedness to the extent of cross default triggers), even if we make all principal and interest payments when due, if we breach any covenants that require the maintenance of certain financial ratios with respect to us or the loan portfolio securing our indebtedness or the maintenance of certain reserves or tangible net worth and do not obtain a waiver for such breach or renegotiate our covenant;
•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•our inability to obtain necessary additional financing if changes in the characteristics of our loans or our collection and other loan servicing activities change and cease to meet conditions precedent for continued or additional availability under our debt financings;
•diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;
•creating limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•defaults based on loan portfolio performance or default in our collection and loan servicing obligations could result in our being replaced by a third-party or back-up servicer and notification to our customers to redirect payments;
•downgrades or revisions of agency ratings for our debt financing; and
•monitoring, administration and reporting costs and expenses, including legal, accounting and other monitoring reporting costs and expenses, required under our debt financings.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 8,819,821 shares for issuance under our 2019 Equity Incentive Plan and 996,217 shares for issuance under our 2019 Employee Stock Purchase Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

The price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock has been and may continue to be volatile and will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•failure to meet quarterly or annual guidance with regard to revenue, margins, earnings or other key financial or operational metrics;
•fluctuations in the trading volume of our share or the size of our public float;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of similar companies;
•failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•public reaction to our press releases, other public announcements and filings with the SEC;
•any major change in our management;
•sales of shares of our common stock by us or our stockholders;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•changes in prevailing interest rates;
•quarterly fluctuations in demand for our loans;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•litigation, government investigations and regulatory actions;
•developments or disputes concerning our intellectual property or other proprietary rights;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•widespread public health crises such as the COVID-19 pandemic; and
•other general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers, employees, and contractors are located.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our Board. These provisions include the following:

•a classified Board with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board;
•our Board has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill Board vacancies;
•our stockholders may not act by written consent or call special stockholders’ meetings;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our Board may issue, without stockholder approval, shares of undesignated preferred stock, which may make it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or the U.S. federal district courts will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder.

However, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act of 1933, as amended (“Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the Delaware of the enforceability of such exclusive forum provision. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39050	3.1	September 30, 2019
3.2	Amended and Restated Bylaws	8-K	001-39050	3.2	September 30, 2019
10.1¥	Amendment No. 4 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of January 31, 2020	10-K	001-39050	10.2	February 28, 2020
10.2	Ninth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 22, 2020.					x
10.3	Sixth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 22, 2020.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	August 7, 2020	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)