Form 10-Q
period 2020-09-30
Oportun Financial Corp
filed 2020-11-12
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
The number of shares of registrant’s common stock outstanding as of November 5, 2020 was 27,607,142.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate (1)	Unpaid principal balance for our owned loans that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Access Loan Program	A program intended to make credit available to select borrowers who do not qualify for credit under Oportun's core loan origination program
Active Customers (1)	Number of customers with an outstanding loan serviced by us at the end of a period. Active Customers includes customers whose loans are owned by us and loans that have been sold that we continue to service. Customers with charged-off accounts are excluded from Active Customers
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted for the impact of our election of the fair value option and further adjusted to eliminate the effect of the following items: income tax expense (benefit), COVID-19 expenses, stock-based compensation expense, depreciation and amortization, litigation reserve, origination fees for Fair Value Loans, net and fair value mark-to-market adjustment
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding. Weighted-average diluted common shares outstanding have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss), for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), COVID-19 expenses, stock-based compensation expense and litigation reserve, net of tax
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing total operating expenses (excluding COVID-19 expenses, stock-based compensation expense and litigation reserve) by Fair Value Pro Forma Total Revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by Average Fair Value Pro Forma total stockholders’ equity
Adjusted Tangible Book Value	Fair Value Pro Forma total stockholders' equity, excluding intangible assets and system development costs
Adjusted Tangible Book Value Per Share	Adjusted Tangible Book Value divided by common shares outstanding at period end. Common shares outstanding at period end have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period.
Aggregate Originations (1)	Aggregate amount disbursed to borrowers during a specific period. Aggregate Originations excludes any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate (1)	Annualized loan principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Principal Balance (1)	Average of outstanding principal balance of owned loans at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Book Value	Total assets less total liabilities, or equal to total stockholders' equity
Book Value Per Share	Book Value divided by common shares outstanding at period end
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (1)	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated to new and returning customers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government such as a natural disaster, government shutdown or pandemic
Fair Value Loans (or "Loans Receivable at Fair Value")	All loans receivable held for investment that were originated on or after January 1, 2018
Fair Value Pro Forma	In order to facilitate comparisons to periods prior to January 1, 2018, certain metrics included in this presentation have been shown on a pro forma basis as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued
Fair Value Pro Forma Total Revenue	Fair Value Pro Forma Total Revenue is calculated as the sum of Fair Value Pro Forma interest income and non-interest income. Fair Value Pro Forma interest income includes interest on loans and fees; origination fees are recognized upon disbursement. Non-interest income includes gain on sales, servicing fees and other income. The Company adopted ASU 2019-05 as of January 1, 2020 and as a result Fair Value Pro Forma Total Revenue and GAAP Total Revenue are equal for all prospective reporting periods
Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
First Payment Defaults	Calculated as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same period
GAAP	Generally Accepted Accounting Principles

Term or Abbreviation	Definition
Initial Fair Value Loans	All loans receivable held for investment that were originated on or after January 1, 2018
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Amortized Cost	Loans held for investment that were originated prior to January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 this line item has been eliminated for all prospective reporting periods
Loans Receivable at Fair Value (or "Fair Value Loans")	All Initial Fair Value Loans, together with the Subsequent Fair Value Loans
Managed Principal Balance at End of Period (1)	Total amount of outstanding principal balance for all loans, including loans sold, which we continue to service, at the end of the period
Net Revenue	Net Revenue is calculated by subtracting interest expense and provision (release) for loan losses from total revenue and adding the net increase (decrease) in fair value.
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period (1)	Total amount of outstanding principal balance for all loans, excluding loans sold, at the end of the period
Portfolio Yield (1)	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received to date
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Subsequent Fair Value Loans	All loans receivable held for investment, previously measured at amortized cost for which the Company elected the fair value option upon adoption of ASU 2019-05, effective January 1, 2020
TDR Finance Receivables
Troubled debt restructured finance receivables. This is only applicable to Loans Receivable at Amortized Cost. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties. Upon the adoption of ASU 2019-05 as of January 1, 2020 this line item has been eliminated for all prospective reporting periods

Secured Financing	Asset-backed revolving debt facility
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt
(1) Credit card data has been excluded from these metrics for the three and nine months ended September 30, 2020 because they are de minimis.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$109,656	$72,179
Restricted cash	53,824	63,962
Loans receivable at fair value	1,605,388	1,882,088
Loans receivable at amortized cost	—	42,546
Less:
Unamortized deferred origination costs and fees, net	—	(103)
Allowance for loan losses	—	(3,972)
Loans receivable at amortized cost, net	—	38,471
Loans held for sale	1,046	715
Interest and fees receivable, net	16,535	17,185
Right of use assets - operating	48,762	50,503
Other assets	82,312	76,771
Total assets	$1,917,523	$2,201,874

Liabilities and stockholders' equity
Liabilities
Secured financing	$191,180	$60,910
Asset-backed notes at fair value	1,125,444	1,129,202
Asset-backed notes at amortized cost	—	359,111
Amount due to whole loan buyer	26,810	33,354
Lease liabilities	51,692	53,357
Other liabilities	69,376	77,174
Total liabilities	1,464,502	1,713,108
Stockholders' equity
Preferred stock, $0.0001 par value - 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Preferred stock, additional paid-in capital	—	—
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2020 and December 31, 2019; 27,855,051 shares issued and 27,583,028 shares outstanding at September 30, 2020; 27,262,639 shares issued and 27,003,157 shares outstanding at December 31, 2019	6	6
Common stock, additional paid-in capital	431,673	418,299
Common stock warrants	—	63
Accumulated other comprehensive loss	(268)	(162)
Retained earnings	27,919	76,679
Treasury stock at cost, 272,023 and 259,482 shares at September 30, 2020 and December 31, 2019	(6,309)	(6,119)
Total stockholders’ equity	453,021	488,766
Total liabilities and stockholders' equity	$1,917,523	$2,201,874
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Interest income	$128,739	$139,272	$415,525	$395,778
Non-interest income	8,028	14,608	27,377	39,026
Total revenue	136,767	153,880	442,902	434,804
Less:
Interest expense	13,408	15,499	44,879	44,751
Provision (release) for loan losses	—	(426)	—	(3,755)
Decrease in fair value	(29,633)	(24,339)	(177,584)	(78,567)
Net revenue	93,726	114,468	220,439	315,241

Operating expenses:
Technology and facilities	31,641	26,772	93,927	72,849
Sales and marketing	20,634	24,717	65,521	69,084
Personnel	26,662	28,637	79,925	66,414
Outsourcing and professional fees	11,491	16,041	36,232	42,797
General, administrative and other	11,138	3,886	17,591	10,816
Total operating expenses	101,566	100,053	293,196	261,960

Income (loss) before taxes	(7,840)	14,415	(72,757)	53,281
Income tax expense (benefit)	(1,794)	4,386	(19,162)	14,846
Net income (loss)	$(6,046)	$10,029	$(53,595)	$38,435
Change in post-termination benefit obligation	6	8	(106)	(36)
Total comprehensive income (loss)	$(6,040)	$10,037	$(53,701)	$38,399

Net income (loss) attributable to common stockholders	$(6,046)	$(27,427)	$(53,595)	$—

Share data:
Earnings (loss) per share:
Basic	$(0.22)	$(6.39)	$(1.97)	$—
Diluted	$(0.22)	$(6.39)	$(1.97)	$—
Weighted average common shares outstanding:
Basic	27,459,192	4,294,107	27,237,246	3,397,503
Diluted	27,459,192	4,294,107	27,237,246	3,397,503
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2020
	Convertible Preferred Stock			Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	—	$—	$—	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3,161	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	4,151	—	—	—	4,151
Vesting of restricted stock units, net	—	—	—	—	—	137,479	—	(813)	—	—	—	(813)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	—	—	—	—	(13,301)	—	(13,301)
Balance – March 31, 2020	—	$—	$—	23,512	$63	27,143,797	$6	$421,657	$(279)	$68,213	$(6,119)	$483,541

Issuance of common stock upon exercise of stock options	—	$—	$—	—	—	22,407	—	79	—	—	—	79
Stock-based compensation expense	—	—	—	—	—	—	—	4,972	—	—	—	4,972
Issuance of common stock upon exercise of warrants	—	—	—	(23,512)	(63)	10,972	—	253	—	—	(190)	—
Vesting of restricted stock units, net	—	—	—	—	—	153,624	—	(17)	—	—	—	(17)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	—	—	—	(34,248)	—	(34,248)
Balance – June 30, 2020	—	$—	$—	—	$—	27,330,800	$6	$426,944	$(274)	$33,965	$(6,309)	$454,332

Issuance of common stock upon exercise of stock options	—	$—	$—	—	—	4,018	—	24	$—	—	—	24
Stock-based compensation expense	—	—	—	—	—	—	—	5,194	—	—	—	5,194
Vesting of restricted stock units, net	—	—	—	—	—	248,210	—	(489)	—	—	—	(489)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	—	—	—	(6,046)	—	(6,046)
Balance – September 30, 2020	—	$—	$—	—	$—	27,583,028	$6	$431,673	$(268)	$27,919	$(6,309)	$453,021
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
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(53,595)	$38,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,878	9,658
Fair value adjustment, net	177,584	78,567
Origination fees for loans receivable at fair value, net	3,520	(2,172)
Gain on loan sales	(13,406)	(25,291)
Stock-based compensation expense	14,317	15,178
Provision (release) for loan losses	—	(3,755)
Deferred tax provision, net	(14,913)	5,082
Other, net	10,688	6,557
Originations of loans sold and held for sale	(134,552)	(248,441)
Proceeds from sale of loans	147,627	269,546
Changes in operating assets and liabilities:
Interest and fee receivable, net	(3,678)	(3,407)
Other assets	(8,242)	(23,283)
Amount due to whole loan buyer	(6,544)	2,159
Other liabilities	5,723	48,408
Net cash provided by operating activities	139,407	167,241
Cash flows from investing activities
Originations of loans	(665,148)	(1,035,536)
Repayments of loan principal	804,619	753,072
Purchase of fixed assets, net	(3,610)	(5,765)
Capitalization of system development costs	(16,492)	(11,734)
Net cash provided by (used in) investing activities	119,369	(299,963)
Cash flows from financing activities
Borrowings under secured financing	414,000	82,000
Proceeds from initial public offering, net of offering costs	—	60,479
Borrowings under asset-backed notes	—	249,951
Repayments of secured financing	(284,006)	(169,000)
Repayments of asset-backed notes	(360,001)	—
Repayments of capital lease obligations	(29)	(102)
Payments of deferred financing costs	(205)	—
Net payments related to stock-based activities	(1,196)	638
Net cash provided by (used in) financing activities	(231,437)	223,966
Net increase in cash and cash equivalents and restricted cash	27,339	91,244
Cash and cash equivalents and restricted cash, beginning of period	136,141	129,175
Cash and cash equivalents and restricted cash, end of period	$163,480	$220,419

Supplemental disclosure of cash flow information
Cash and cash equivalents	$109,656	$154,512
Restricted cash	53,824	65,907
Total cash and cash equivalents and restricted cash	$163,480	$220,419

Cash paid for income taxes, net of refunds	$2,443	$2,786
Cash paid for interest and prepayment fees	$44,219	$42,845
Cash paid for amounts included in the measurement of operating lease liabilities	$11,730	$9,337
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$7,404	$46,156
Additional common stock issued to Series G shareholders upon initial public offering	$—	$37,456
Non-cash investments in capitalized assets	$491	$862
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") is a technology-powered and mission-driven provider of inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," meaning that the Company believes that traditional credit scores do not properly reflect such customers’ credit worthiness. The Company's primary product offerings are small dollar, unsecured installment loans that are affordably priced and that help customers establish a credit history. The Company has begun to expand beyond its core offering into other financial services that a significant portion of its customers already use, such as auto loans and credit cards. The Company has developed a proprietary lending platform that enables the Company to underwrite the risk of low- and moderate-income customers that are credit invisible or mis-scored, leveraging data collected through the application process and data obtained from third-party data providers, and a technology platform for application processing, loan accounting and servicing. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss)	$(6,046)	$10,029	$(53,595)	$38,435
Less: Additional common stock issued to Series G shareholders	—	(37,456)	—	(37,456)
Less: Net income allocated to participating securities (1)	—	—	—	(979)
Net (loss) income attributable to common stockholders	$(6,046)	$(27,427)	$(53,595)	$—

Basic weighted-average common shares outstanding	27,459,192	4,294,107	27,237,246	3,397,503
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Warrants	—	—	—	—
Diluted weighted-average common shares outstanding	27,459,192	4,294,107	27,237,246	3,397,503

Earnings (loss) per share:
Basic	$(0.22)	$(6.39)	$(1.97)	$—
Diluted	$(0.22)	$(6.39)	$(1.97)	$—
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

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	4,462,158	4,571,154	4,352,649	4,705,200
Restricted stock units	2,331,678	1,325,166	2,120,068	779,776
Warrants	—	24,880	13,866	24,933
Convertible preferred stock	—	16,266,773	—	16,886,597
Total anti-dilutive common share equivalents	6,793,836	22,187,973	6,486,583	22,396,506

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2020	2019
Consolidated VIE assets
Restricted cash	$25,004	$28,821
Loans receivable at fair value	1,488,861	1,745,465
Loans receivable at amortized cost	—	41,747
Interest and fee receivable	15,352	15,874
Total VIE assets	1,529,217	1,831,907
Consolidated VIE liabilities
Secured financing (1)	191,994	62,000
Asset-backed notes at fair value	1,125,444	1,129,202
Asset-backed notes at amortized cost (1)	—	360,001
Total VIE liabilities	$1,317,438	$1,551,203
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Receivable at Amortized Cost, Net

Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. Accordingly, for the three and nine months ended September 30, 2020, the Company did not have any loans receivable measured at amortized cost. Therefore, the relevant disclosures related to loans receivable at amortized cost, net, such as credit quality information, past due loans receivable, troubled debt restructurings, and allowance for loan losses are not applicable for the nine months ended September 30, 2020. As of December 31, 2019, loans receivable at amortized cost, net, of $38.5 million consisted of loans receivable at amortized cost of $42.5 million; deferred origination costs and fees, net, of $(0.1) million, and an allowance for loan losses of $(4.0) million.

6.	Loans Held for Sale

The originations of loans sold and held for sale during the three months ended September 30, 2020 was $39.8 million and the Company recorded a gain on sale of $3.9 million and servicing revenue of $3.5 million. The originations of loans sold and held for sale during the three months ended September 30, 2019 was $95.2 million and the Company recorded a gain on sale of $9.5 million and servicing revenue of $3.9 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2020 was $134.6 million and the Company recorded a gain on sale of $13.4 million and servicing revenue of $12.0 million. The originations of loans sold and held for sale during the nine months ended September 30, 2019 was $248.4 million and the Company recorded a gain on sale of $25.3 million and servicing revenue of $11.1 million.

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement was set to expire on November 10, 2020. The parties have agreed to extend the agreement on the same terms through December 10, 2020. Additional extensions may be considered on a month-to-month basis. Pursuant to the agreement, the Company sells at least 10% of its unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes.

In addition, from July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor providing for a commitment to sell 100% of the Company’s loans originated under its Access Loan Program. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020.

7.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Fixed assets
Computer and office equipment	$10,993	$10,432
Furniture and fixtures	11,030	10,768
Purchased software	4,945	4,527
Vehicles	79	171
Leasehold improvements	28,987	27,701
Total cost	56,034	53,599
Less: Accumulated depreciation	(37,298)	(30,765)
Total fixed assets, net	$18,736	$22,834

System development costs:
System development costs	$53,186	$36,795
Less: Accumulated amortization	(26,071)	(18,456)
Total system development costs, net	$27,115	$18,339

Servicer fee and whole loan receivables	1,102	6,621
Prepaid expenses	13,318	12,217
Deferred tax assets	1,346	1,563
Tax assets and other	20,695	15,197
Total other assets	$82,312	$76,771

Fixed Assets

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $2.2 million and $2.3 million, respectively, and for the nine months ended September 30, 2020 and 2019 it was $7.3 million, and $6.2 million, respectively.

System Development Costs

Amortization of system development costs for the three months ended September 30, 2020 and 2019 was $2.9 million and $1.3 million, respectively, and for the nine months ended September 30, 2020 and 2019 they were $7.6 million and $3.2 million, respectively. System development costs capitalized in the three months ended September 30, 2020 and 2019, were $5.3 million and $5.1 million, respectively, and for the nine months ended September 30, 2020 and 2019 they were $16.4 million and $12.2 million, respectively.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facility:

	September 30, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$191,180	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2019
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$60,910	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	September 30, 2020
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$252,049	$299,659	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	177,768	187,641	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	278,618	294,913	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	216,490	241,294	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	200,519	226,632	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,125,444	$1,250,139

	December 31, 2019
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$251,090	$299,813	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,980	187,447	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	280,852	294,380	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	216,306	241,000	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	201,974	225,945	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,129,202	$1,248,585
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,413	$225,925	3.51%	3 years
Oportun Funding VI, LLC (Series 2017-A)	160,001	188,241	159,698	191,223	3.36%	3 years
Total asset-backed notes recorded at amortized cost	$360,001	$410,472	$359,111	$417,148
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

On July 8, 2020, the Company redeemed its 2017-B asset-backed notes. The redemption was funded by drawing upon the Company's Secured Financing facility for $149.0 million and using $51.0 million of unrestricted cash. On March 9, 2020, the Company redeemed its Series 2017-A asset-backed notes. Advances under the Company’s Secured Financing facility were the primary source of funds for the redemption. After the redemptions of our Series 2017-B and 2017-A asset-back notes, the Company did not have any asset-backed notes recorded at amortized cost as of September 30, 2020.

As of September 30, 2020, and December 31, 2019, the Company was in compliance with all covenants and requirements of the Secured Financing facility and asset-backed notes.

In October 2020, the Company raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Accounts payable	$2,579	$5,919
Accrued compensation	25,983	22,226
Accrued expenses	23,139	12,965
Accrued interest	3,067	3,842
Deferred tax liabilities	9,738	24,868
Current tax liabilities and other	4,870	7,354
Total other liabilities	$69,376	$77,174

10.	Stockholders' Equity

Convertible Preferred Stock - Immediately prior to the completion of the IPO, all 14,043,977 shares of convertible preferred stock were converted into 19,075,167 shares of the Company's common stock. The conversion of all of the Company's convertible preferred stock included an additional 1,873,355 shares of common stock issued for the conversion of the Series G convertible preferred stock to reflect the conversion rate of the Series G convertible preferred stock. The additional 1,873,355 shares issued to Series G convertible preferred stock holders resulted in a $37.5 million reduction to retained earnings and a corresponding increase to additional paid-in capital. There were no shares of convertible preferred stock issued or outstanding as of September 30, 2020 or December 31, 2019.

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2020 or December 31, 2019.

Common Stock - As of September 30, 2020 and December 31, 2019, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2020, 27,855,051 and 27,583,028 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2019, 27,262,639 and 27,003,157 shares were issued and outstanding, respectively, and 259,482 shares were held in treasury stock.

Warrants - On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants. All 3,969 shares of convertible preferred stock were converted to common stock in connection with the IPO. On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of September 30, 2020.

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

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Technology and facilities	$1,010	$1,310	$2,693	$2,068
Sales and marketing	32	43	92	95
Personnel	4,152	9,810	11,532	13,015
Total stock-based compensation	$5,194	$11,163	$14,317	$15,178

As of September 30, 2020, and December 31, 2019, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was $11.0 million and $10.1 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.8 years and 2.4 years, respectively. As of September 30, 2020 and December 31, 2019, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was $41.6 million and $21.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.1 years and 3.0 years, respectively.

The Company capitalized compensation expense related to stock-based compensation of $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and capitalized $0.4 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The total income tax expense (benefit) recognized in the income statement for stock-based compensation arrangements for the three and nine months ended September 30, 2020 was $1.2 million and $2.4 million, respectively. The Company had no realized excess tax benefits from share-based compensation arrangements for the three and nine months ended September 30, 2019.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest income
Interest on loans	$127,267	$136,803	$410,124	$389,104
Fees on loans	1,472	2,469	5,401	6,674
Total interest income	128,739	139,272	415,525	395,778

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Non-interest income
Gain on loan sales	$3,882	$9,495	$13,406	$25,291
Servicing fees	3,515	3,932	12,003	11,149
Other income	631	1,181	1,968	2,586
Total non-interest income	$8,028	$14,608	$27,377	$39,026

13.	Income Taxes

Income tax benefit for the three and nine months ended September 30, 2020 was $1.8 million and $19.2 million, respectively, representing an effective tax rate of 22.9% and 26.3%, respectively. Income tax expense for the three and nine months ended September 30, 2019 was $4.4 million and $14.8 million, respectively, representing an effective income tax rate of 30.4% and 27.9%, respectively.

Interest and penalties related to the Company’s unrecognized tax benefits accrued at September 30, 2020 were not material. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company does not expect its uncertain tax positions to have a material impact on its consolidated financial statements within the next 12 months.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The Company previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans" and together with the Initial Fair Value Loans, the "Fair Value Loans"). Accordingly, for the nine months ended September 30, 2020, the Company did not have any loans receivable measured at amortized cost. Asset-backed notes issued prior to January 1, 2018 are accounted for at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we did not have any asset-backed notes at amortized cost as of September 30, 2020. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2020		December 31, 2019
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,575,183	$1,605,388	$1,800,418	$1,882,088
Liabilities
Asset-backed notes	1,113,165	1,125,444	1,113,165	1,129,202

The Company calculates the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. With the impact of COVID-19 on the securities market, the Company has included some expected market degradation in its model to reflect the possibility of delinquency rates increasing in the near term (and the corresponding increase in charge-offs and decrease in payments), deviating from what historical trends would suggest. The impact of COVID-19 on the economy continues to be a fluid situation and the Company will continue to adapt accordingly. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements:

	September 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted Average (2)	Minimum (3)	Maximum (3)	Weighted Average
Remaining cumulative charge-offs (1)	6.52%	64.07%	10.61%	—	—	9.61%
Remaining cumulative prepayments (1)	—%	34.71%	28.34%	—	—	34.95%
Average life (years)	0.21	1.30	0.78	—	—	0.81
Discount rate	—	—	7.84%	—	—	7.77%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).
(3) The Company adopted ASU 2018-13 on a prospective basis, effective January 1, 2020, therefore, these disclosures are not required as of December 31, 2019.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the nine months ended September 30, 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The Company developed an internal model to estimate the Fair Value Loans. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

The Company tested the fair value model by comparing modeled cash flows to historical loan performance to ensure that the model was complete, accurate and reasonable for the Company’s use. The Company also engaged a third party to create an independent fair value estimate for the Fair Value Loans, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model generates expected cash flows which were then aggregated and compared to the Company’s actual cash flows within an acceptable range.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance – beginning of period	$1,635,684	$1,513,413	$1,882,088	$1,227,469
Adjustment upon adoption of ASU 2019-05	—	—	43,323	—
Principal disbursements	283,894	459,227	804,767	1,216,582
Principal payments from customers	(305,883)	(266,663)	(927,175)	(696,173)
Gross charge-offs	(48,135)	(31,229)	(145,373)	(82,275)
Net increase (decrease) in fair value	39,828	7,141	(52,242)	16,286
Balance – end of period	$1,605,388	$1,681,889	$1,605,388	$1,681,889

As of September 30, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.0 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $11.6 million. As of December 31, 2019, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.6 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $15.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$109,656	$109,656	$109,656	$—	$—
Restricted cash	53,824	53,824	53,824	—	—
Loans receivable at amortized cost, net (Note 5)	—	—	—	—	—
Loans held for sale (Note 6)	1,046	1,046	—	—	1,046
Liabilities
Accounts payable	2,579	2,579	2,579	—	—
Secured financing (Note 8)	191,994	189,716	—	189,716	—

	December 31, 2019
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72,179	$72,179	$72,179	$—	$—
Restricted cash	63,962	63,962	63,962	—	—
Loans receivable at amortized cost, net (Note 5)	38,471	43,482	—	—	43,482
Loans held for sale (Note 6)	715	772	—	—	772
Liabilities
Accounts payable	5,919	5,919	5,919	—	—
Secured financing (Note 8)	62,000	62,000	—	62,000	—
Asset-backed notes at amortized cost (Note 8)	359,111	360,668	—	360,668	—

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

There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019.

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

As of September 30, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020 (remaining three months)	$4,148
2021	14,767
2022	11,971
2023	10,117
2024	8,615
2025	6,562
Thereafter	1,443
Total lease payments	57,623
Imputed interest	(5,499)
Total leases	$52,124

Sublease income
2020 (remaining three months)	$(435)
2021 and thereafter	—
Total lease payments	(435)
Imputed interest	3
Total sublease income	$(432)

Net lease liabilities	$51,692
Weighted average remaining lease term	4.6 years
Weighted average discount rate	4.46%

As of December 31, 2019, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020	15,227
2021	12,439
2022	9,663
2023	8,340
2024	7,488
Thereafter	7,293
Total lease payments	60,450
Imputed interest	(6,240)
Total leases	$54,210

Sublease income
2020	(861)
2021 and thereafter	—
Total lease payments	(861)
Imputed interest	8
Total sublease income	$(853)

Net lease liabilities	$53,357
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.49%

Rental expenses under operating leases for the three and nine months ended September 30, 2020, were $5.2 million, and $15.5 million, respectively, and for the three and nine months ended September 30, 2019, were $4.5 million, and $13.2 million, respectively.
Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $2.1 million for the remainder of 2020, $10.8 million in 2021, $7.0 million in 2022, $1.1 million in 2023, and $0.0 million thereafter.

Whole Loan Sale Program ‑ The Company has a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. For details regarding the whole loan sale program, refer to Note 6, Loans Held for Sale.

Access Loan Sale Program ‑ From July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of the originations pursuant to the Company’s Access Loan Program and service the sold loans. For details regarding the Access Loan Sale Program, refer to Note 6, Loans Held for Sale.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at September 30, 2020 and December 31, 2019 were $8.0 million and $2.3 million, respectively.

Litigation - On June 13, 2017, a complaint, captioned Atinar Capital II, LLC and James Gutierrez v. David Strohm, et. al., CGC 17-559515, (the "Atinar Lawsuit"), was filed by plaintiffs James Gutierrez and Atinar Capital II, LLC (an LLC controlled by Gutierrez) (the "Gutierrez Plaintiffs"), in the Superior Court of the State of California, County of San Francisco, against certain of the Company's current and former directors and officers, and certain of the Company's stockholders alleging that the defendants breached their fiduciary duties to the Company's common stockholders in their capacities as officers, directors and/or controlling stockholders by approving certain of the Company's convertible preferred stock financing rounds that diluted the ownership of the Company's common stockholders, and that certain defendants allegedly aided and abetted such breaches. On October 17, 2019, after being given leave by the court to amend its complaint, the plaintiffs filed a second amended complaint that added Gutierrez Family Holdings, LLC (another entity controlled by Gutierrez) as an additional plaintiff, and pleading the case in the alternative as a derivative shareholder suit. As part of the derivative shareholder suit, Oportun Financial Corporation was added as a nominal defendant only. The second amended complaint sought unspecified monetary damages and other relief. On November 18, 2019, the Company filed a demurrer of the second amended complaint. On April 1, 2020, the Court issued an order sustaining the Company's demurrer in part, by dismissing Gutierrez Family Holdings, LLC from the case, and denying it in part. The Court subsequently ordered the parties to mediation. While the Company believes the claims in the Atinar lawsuit were without merit, the Company wanted to avoid the costs and management distraction of litigation and at mediation the parties have agreed to settle this matter. The Company has indemnified the current and former directors, officers and shareholders to whom it has indemnification obligations.

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

In late October 2020, the Company executed a settlement agreement regarding the Atinar Lawsuit. As a result, the Company established an $8.8 million litigation reserve as of September 30, 2020 and reported a liability of $8.8 million within Other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020. The income statement impact of $8.8 million was reported as part of General, administrative and other on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020.

In October 2020, the Company raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to its 2019-A and 2018-B asset-backed notes.

On November 10, 2020, the Company announced a partnership with MetaBank, N.A., a national bank, to make personal loans capped at a 36% APR available to low- and moderate-income consumers with limited or no credit history in certain states outside of its current state-licensed footprint. The partnership is expected to launch in mid-2021.

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

Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

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
•our ability to expand our presence in states in which we operate, as well as expand into new states, including through the successful development and execution of strategic partnerships;
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
•our ability to successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer loans to low- and moderate-income customers underserved by traditional, mainstream financial institutions;
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

Overview

We are a mission-driven Community Development Financial Institution ("CDFI"). We provide inclusive, affordable financial services powered by a deep, data-driven understanding of our customers and advanced proprietary technology. Our proprietary lending platform and application of machine learning to our unique alternative data set enable us to provide loans at a fraction of the price of other providers. Using methodology provided in a study commissioned by us and conducted by the Financial Health Network, we estimate that, as of September 30, 2020, our customers have saved more than $1.8 billion in aggregate interest and fees compared to alternative products available to them. Our customers include those who either do not have a credit score, known as credit invisibles, or who may have a limited credit history and are “mis-scored,” meaning that traditional credit scores do not properly reflect their credit worthiness. By lending money to hardworking, low- and moderate-income individuals, we help them move forward in their lives, demonstrate their creditworthiness, and establish the credit history they need to access new opportunities. In our 15-year history, we have originated more than 3.9 million loans, representing over $9.3 billion of credit extended, to more than 1.8 million customers.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan. Our personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from six to 51 months. As part of our commitment to be a responsible lender, we verify income for 100% of our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our retail locations, direct mail, broadcast and digital marketing, strategic partnerships and other channels. We also benefit from customers learning about Oportun from friends or family members and other word-of-mouth referrals. Our omni-channel network provides our customers with flexibility to apply for a loan at one of over 340 retail locations, over the phone, or via mobile or online.

Consistent with our objective of smart, sustainable growth, on November 10, 2020, we announced a partnership with Metabank, N.A. Partnering with a national bank will allow us to offer a uniform product across the nation, creating access to our responsible unsecured installment loans quickly in over 30 additional states while greatly reducing operational complexity and passing savings onto our customers. We are currently working on the technology that will enable the rollout of our MetaBank, N.A. partnership by mid-2021. We also formed a strategic partnership with DolEx Financial Services in the third quarter whereby we will market each other’s products and services via our websites and locations. DolEx offers a comprehensive selection of essential financial products and services, including, among others, domestic and international remittances, check cashing, bill payments and installment loans. The purpose of the partnership is to increase our network and make our loans available to consumers at DolEx's locations in some of the states where we are licensed to offer personal loans, starting with a soft launch anticipated to begin in the fourth quarter of 2020.

As part of our strategy, we have begun to expand beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. In 2019, we began offering direct auto loans and an auto refinance product that enables customers to refinance an existing secured auto loan or to consolidate an existing secured auto loan with an unsecured Oportun loan. We launched the pilot of personal loans secured by a vehicle in the second quarter of 2020. Currently, our auto loans range from $5,000 to $35,000 with terms from 24 to 72 months. In December 2019, we launched the Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, to a limited number of potential customers. Currently, the range of credit lines extended on our credit cards is from $300 to $1,500 and we have credit card customers in 24 states as of September 30, 2020.

The map below show the states in which we offer our products as of September 30, 2020.

On July 28, 2020, we announced the implementation of an APR cap of 36% for all newly originated loans—nationwide. The 36% APR cap was implemented on all loans originated on or after August 6, 2020. While there is an impact on our yield, we believe our testing of new marketing messages with regards to pricing has thus far shown results in line with our expectation that the APR cap will have a positive impact on our volume as we have access to incremental marketing opportunities. We also announced changes to our legal collections practices which were effective immediately.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past six years, we have executed 14 bond offerings in the asset-backed securities market, the last 11 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In November 2014, we entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement was set to expire on November 10, 2020. The parties have agreed to extend the agreement on the same terms through December 10, 2020. Additional extensions may be considered on a month-to-month basis. Pursuant to this agreement, we have committed to sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. In addition, from July 2017 to August 2020, we were party to a separate whole loan sale arrangement with an institutional investor providing for a commitment to sell 100% of our loans originated under our Access Loan Program. We chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020. In addition to our whole loan sale program, we also have a $400.0 million Secured Financing facility committed through October 2021, which also helps to fund our loan portfolio growth. In October 2020 we raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed notes.

We closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing our investment in our technology platform and development of new capabilities.

We previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). As compared to the loans held for investment that were originated prior to January 1, 2018 (the "Loans Receivable at Amortized Cost"), we believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans," and together with the Initial Fair Value Loans, the "Fair Value Loans"). Upon the adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loan Receivables at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale are accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of September 30, 2020. We estimate the fair value of the Fair Value Loans using a discounted cash flow model, which considers various factors such as the price that we could sell our loans to a third party in a non-public market, credit risk, net charge-offs, customer payment rates and market conditions such as interest rates. We estimate the fair value of our Fair Value Notes based upon the prices at which our or similar asset-backed notes trade. We reevaluate the fair value of our Fair Value Loans and our Fair Value Notes at the close of each measurement period.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. We have historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our customers' available cash flow around the holidays. General increases in our customers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our customers’ borrowing needs. We experienced this seasonal trend in 2019, consistent with prior years. The economic impact of COVID-19 has disrupted these seasonal trends in March and for the second and third quarters of 2020 which may have been mitigated in part due to government stimulus measures. The disruption to our typical seasonal trends may continue to occur in subsequent periods.

COVID-19 Update

We continue to monitor and proactively navigate the COVID-19 pandemic, taking actions to manage our business in a thoughtful and conservative manner throughout this fluid situation, while ensuring the health and safety of our employees and customers. The actions taken over the last three quarters have resulted in improving credit trends, steadily increasing originations, and a continued strong balance sheet. We believe we remain well-positioned strategically and financially in the current environment, however, factors such as economic conditions, the unemployment rate, and further stimulus measures may impact our future performance. As of September 30, 2020, 99% of our retail locations were open to serve customers. Customers can also apply for a loan directly over the phone or complete the entire lending process online via their mobile device through our end-to-end mobile solution. In order to provide more meaningful and timely insight into how we continue to respond to the environment created by COVID-19, we present certain figures as of October 31, 2020 and other time frames subsequent to September 30, 2020 below. These figures are preliminary.

Improving Credit Trends

Deferrals We believe that our rapid implementation of emergency hardship programs and reduced payment plans have been effective in providing impacted customers sufficient time to return to repayment status. We may consider Emergency Hardship Deferrals, granted one month at a time, for borrowers who continue to be impacted by the pandemic. As of September 30, 2020, 1.5% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program, down from a peak of 14.6% at the end of April 2020. We believe that our customers are currently managing through the crisis and returning to repayment status. As of October 31, 2020, 1.0% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program. Further, 39.0% of the small number of customers that remain in Emergency Hardship Deferral status made a payment in October.

Delinquencies We ended the third quarter of 2020 with a 30+ Day Delinquency Rate of 3.5%, down from 3.7% at the end of the second quarter of 2020. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. As a standard practice, we offer a grace period ranging between 7 and 15 days before a late fee is assessed, allowing customers extra time to make a payment if needed. We monitor our early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options. We have seen a decrease in early-stage delinquencies, with 8 to 14 day delinquencies and 15 to 29 day delinquencies of 1.6% and 1.7%, respectively, as of September 30, 2020 as compared to 1.8% and 1.9%, respectively, as of June 30, 2020. Further, as of October 31, 2020, we have seen our early-stage delinquencies continue to stabilize, with our 8-14 day and 15-29 day delinquencies were at 1.2% and 1.5%, respectively. In addition, our 30+ Day Delinquency Rate as of October 31, 2020 was 3.6%.

Delinquencies and Deferrals
(Percentage of Outstanding Principal Balance of Owned Receivables)

Days Delinquent	As of 3/31/2020	As of 4/30/2020	As of 5/31/2020	As of 6/30/2020	As of 7/31/2020	As of 8/31/2020	As of 9/30/2020	As of 10/31/2020
0	88.9%	90.2%	87.8%	89.5%	90.8%	90.0%	90.3%	91.3%
1-7	3.3	2.6	3.5	3.2	2.6	3.2	2.9	2.4
8-14	2.2	1.6	1.9	1.8	1.5	1.5	1.6	1.2
15-29	1.8	1.6	2.8	1.9	1.8	1.8	1.7	1.5
30-59	1.7	1.8	1.7	1.7	1.6	1.8	1.7	1.7
60-89	1.2	1.3	1.3	1.0	1.0	1.0	1.1	1.1
90-119	0.9	1.0	1.0	1.0	0.8	0.7	0.7	0.8
120+ (1)	—	—	—	—	—	—	—	—

30+	3.8	4.0	4.0	3.7	3.4	3.5	3.5	3.6

Emergency Hardship Deferrals (2)	6.1	14.6	7.6	5.0	3.9	2.8	1.5	1.0
(1) The 120+ delinquent balances are excluded from the 30+ delinquency rate and percent current rate calculations because these balances are charged off on the last day of a given month.
(2) Emergency Hardship Deferrals excluded from delinquent balances.

Net Charge-Offs Our Annualized Net Charge-Off Rate for the third quarter ended September 30, 2020 was 10.4%, down from 10.6% for the second quarter ended June 30, 2020. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $11.2 million and $15.3 million of additional charge-offs for the three and nine months ended September 30, 2020, respectively. We expect to continue to experience elevated charge-offs from some loans impacted by the pandemic that are deemed unlikely to be collectible. Our Annualized Net Charge-Off Rate for the month of October was 8.9% as compared to 9.0% for the month of September 2020. October included $2.8 million of additional charge-offs on loans deemed uncollectible prior to becoming 120 days contractually past due.

Steadily Increasing Originations

Loan originations in the third quarter ended September 30, 2020 increased 91.8% as compared to the second quarter ended June 30, 2020 due to increasing approval rates, the refinement of our marketing efforts, including increased digital initiatives and optimization of direct mail, and by maintaining the availability of our omni-channel network. While we have seen a rebound in originations following the decline in April 2020, originations for the month of September 2020 were down 32.7% year over year, which is an improvement relative to the earlier months compared to the same period in 2019 since the start of the COVID-19 pandemic. Loan originations were $133.6 million in October 2020, a 15.4% increase compared to September, and down 30.8% year over year, which was also an improvement relative to September.

	Start of Pandemic	Recovery							Quarterly Comparison
P/P (1)	-23%	-64%	12%	46%	24%	19%	14%	15%	-64%	92%
Y/Y	-16%	-71%	-71%	-60%	-54%	-45%	-33%	-31%	-67%	-44%
CAC	$215	$574	$461	$298	$240	$210	$180	NA	$413	$207
(1) 'P/P' refers to period-over-period and is month-over-month from March '20 through October '20 and quarter-over-quarter for the quarterly comparisons for 2Q20 and 3Q20.

Credit Trends of New Originations

Due to our credit tightening in mid-March, First Payment Defaults on newly-originated loans trended better than pre-pandemic and 2019 levels. Based upon this performance, we prudently increased our approval rates in mid-June and have focused on increasing approval rates for our returning customers. We calculate First Payment Defaults, shown below, as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same week. We regard First Payment Defaults to be an early indicator of credit performance as the outstanding principal balance of loans that have their first payment past due are regarded as more likely to default and result in a charge off. We continue to monitor the external environment and intend to continue to adjust approval rates, verification procedures and loan sizes accordingly.

Owned Principal Balance

Owned Principal Balance at September 30, 2020 was $1.57 billion, which was down from $1.64 billion at June 30, 2020. The decrease is primarily driven by net charge-offs and loan repayments exceeding loan originations in the quarter. Our Owned Principal balance at October 31, 2020 was $1.58 billion. Average Daily Principal Balance for the three months ended September 30, 2020 and June 30, 2020 was $1.60 billion and $1.74 billion, respectively. We anticipate that our lower Average Daily Principal Balance will continue to have a corresponding impact on revenue.

Impact on net change in fair value

Our net increase or decrease in fair value, or net change in fair value, includes our current period principal net charge-offs and mark-to-market adjustments on our Fair Value Loans and our Fair Value Notes.

The fair value of our Loans Receivable at Fair Value increased $39.8 million in the third quarter of 2020 from the second quarter of 2020 driven by an increase in the fair value price of our loans from 99.4% as of June 30, 2020 to 101.9% as of September 30, 2020. The increase in the fair value price of our loans is due to (a) a decrease in the discount rate from 8.84% as of June 30, 2020 to 7.84% as of September 30, 2020 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 12.73% as of June 30, 2020 to 10.61% as of September 30, 2020 due to customers returning to repayment, and (c) offset by a decrease in average life from 0.80 years as of June 30, 2020 to 0.775 years as of September 30, 2020 due to fewer than expected Emergency Hardship Deferrals.

The fair value of our Asset-Backed Notes at Fair Value increased $27.5 million in the third quarter of 2020 from the second quarter of 2020 driven by an increase in the weighted average price of our asset-backed notes from 98.63% at June 30, 2020 to 101.10% as of September 30, 2020. This increase was due to the improvement in liquidity in the asset backed-market and increased investor risk appetite during the third quarter of 2020.

Investment in new products

We ended the third quarter of 2020 with $3.2 million of credit card receivables issued through a partner bank, with our credit card product available in 24 states. In addition, we ended the third quarter of 2020 with $4.3 million in auto loans following the launch of the pilot of personal loans secured by a vehicle in the second quarter of 2020. We believe that secured personal loans will complement our unsecured product and provide us with the opportunity to serve additional customers and offer larger loans. In the near term we expect to continue to make investments in both our auto and credit card products to expand the features and availability of these offerings.

COVID-19 expenses

Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees and customers. As a result, the three and nine months ended September 30, 2020 includes approximately $1.0 million and $4.1 million, respectively, in COVID-19 expenses for items and services including sanitation kits, facilities equipment, contingency call center, payment option flyers, childcare relief, special medical enrollment, sick leave, emergency assistance fund and charitable contributions. The COVID-19 expenses were separable from our normal business operations and are not expected to recur once the pandemic subsides. We expect that these expenses may significantly decrease after the fourth quarter of 2020.

Capital and liquidity

Our balance sheet is characterized by relatively low leverage, and our term securitizations and warehouse line are non-recourse to Oportun Financial Corporation and our operating subsidiaries. Our term securitizations allow us to fund new loan originations for the remainder of each securitization’s revolving period. To provide sufficient collateral to maintain our outstanding low-cost securitization bonds, on July 8, 2020, the issuer redeemed all $200.0 million of outstanding Series 2017-B asset-backed notes. The revolving periods for the remaining securitizations have end dates which range from February 2021 to July 2022. In October 2020, due to the strong market appetite for asset-backed notes, we raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed securitizations.

As of September 30, 2020, we had $163.5 million of cash, cash equivalents and restricted cash with $425.1 million of Adjusted Tangible Book Value. Additionally, our business generated $139.4 million of cash from operations in the nine months ended September 30, 2020. As of September 30, 2020, we had $208.0 million undrawn capacity on our $400.0 million warehouse line that is committed through October 2021. Based upon our recent projections, we have determined that we have more than 12 months of liquidity runway.

See Item 1A. Risk Factors included elsewhere in this report for further discussion of the risks and uncertainties relating to the COVID–19 pandemic. See "Results of Operations" included elsewhere in this report for further discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2020.

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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars, except CAC)	2020	2019	2020	2019
Aggregate Originations (1)	$302,397	$543,541	$892,798	$1,432,569
Number of Loans Originated (1)	97,826	192,709	289,169	513,124
Active Customers (1)	624,205	745,089	624,205	745,089
Customer Acquisition Cost (1)	$207	$128	$223	$135
Owned Principal Balance at End of Period (1)	$1,571,980	$1,691,773	$1,571,980	$1,691,773
Managed Principal Balance at End of Period (1)	$1,835,764	$2,018,638	$1,835,764	$2,018,638
Average Daily Principal Balance (1)	$1,598,141	$1,647,195	$1,731,748	$1,575,526
Charge-offs, Net of Recoveries (1)	$41,897	$33,696	$129,049	$94,634
30+ Day Delinquent Principal Balance at End of Period (1)	$54,875	$64,818	$54,875	$64,818
30+ Day Delinquency Rate (1)	3.5%	3.8%	3.5%	3.8%
Annualized Net Charge-Off Rate (1)	10.4%	8.1%	10.0%	8.0%
Operating Efficiency	74.3%	65.0%	66.2%	60.2%
Adjusted Operating Efficiency	63.3%	57.9%	60.1%	57.0%
Return on Equity	(5.3)%	9.6%	(15.2)%	12.7%
Adjusted Return on Equity	3.7%	14.6%	(9.0)%	11.7%
(1) Credit card data has been excluded from these metrics for the three and nine months ended September 30, 2020 because they are de minimis.

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $302.4 million for the three months ended September 30, 2020 from $543.5 million for the three months ended September 30, 2019, representing a 44.4% decrease. The decrease is primarily driven by a reduced number of applications attributable both to increased economic uncertainty surrounding the COVID-19 pandemic, as well as a redirection of our marketing efforts. Further, the decrease is due to the reduced number of loans originated attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. We originated 97,826 and 192,709 loans for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of 49.2%. The decrease in Aggregate Originations was partially offset by an increase in average loan size, as our updated underwriting criteria favors returning customers who generally receive larger loans.

Aggregate Originations decreased to $892.8 million for the nine months ended September 30, 2020 from $1,432.6 million for the nine months ended September 30, 2019, representing a 37.7% decrease. The decrease is primarily driven by the reduced number of applications attributable both to increased economic uncertainty surrounding the COVID-19 pandemic, as well as a redirection of our marketing efforts. Further, the decrease is due to the reduced number of loans originated attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. We originated 289,169 and 513,124 loans for the nine months ended September 30, 2020 and 2019, respectively, representing a 43.6% decrease. The decrease in Aggregate Originations was partially offset by an increase in average loan size, as our updated underwriting criteria favors returning customers who generally receive larger loans.

Active Customers

As of September 30, 2020, Active Customers decreased by 16.2% from September 30, 2019 due to lower originations as a result of a reduction in application volume attributable to economic uncertainty surrounding the COVID-19 pandemic, tightened lending criteria and underwriting practices, as well as a redirection in marketing efforts.

Customer Acquisition Cost

For the three months ended September 30, 2020 and 2019, our Customer Acquisition Cost was $207 and $128, respectively, an increase of 61.7%. For the nine months ended September 30, 2020 and 2019, our Customer Acquisition Cost was $223 and $135, respectively, an increase of 65.2%. The increase is primarily due to the decline in number of loans originated period over period due to the COVID-19 pandemic. The increase is partially offset by the lower sales and marketing expenses due to the temporary redeployment of retail employees to assist with customer service, which concluded August 31, 2020, and the reduction in direct mail volume due to the redirection of our marketing efforts.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of September 30, 2020 decreased by 9.1% from September 30, 2019, driven by fewer loans originated year-over-year. This decline is a result of a reduced number of applications attributable both to increased economic uncertainty surrounding the COVID-19 pandemic, the proactive measures we implemented to tighten our lending criteria and underwriting practices, as well as a redirection of our marketing efforts.

Average Daily Principal Balance

Average Daily Principal Balance decreased by 3.0% from $1.65 billion for the three months ended September 30, 2019 to $1.60 billion for the three months ended September 30, 2020. The decrease is driven by decreased Aggregate Originations due to the impact of the COVID-19 pandemic.

Average Daily Principal Balance increased by 9.9% from $1.58 billion for the nine months ended September 30, 2019 to $1.73 billion for the nine months ended September 30, 2020. The increase is primarily driven by increases in average loan size and growth in originations prior to the issuance of shelter-in-place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic. These increases are partially offset by a decrease in the Aggregate Originations, which has declined due to the impact of the COVID-19 pandemic.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 3.5% and 3.8% as of September 30, 2020 and 2019, respectively. The decrease is due to the effectiveness of our collections tools and payment options that have helped our customers manage through the pandemic as well as tighter underwriting criteria for loans originated since the pandemic began. We monitor early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. As of September 30, 2020, 1.5% of our Owned Principal Balance at End of Period was in active deferral status under our Emergency Hardship Deferral program.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended September 30, 2020 and 2019 was 10.4% and 8.1%, respectively. Annualized Net Charge-Off Rate for the nine months ended September 30, 2020 and 2019 was 10.0% and 8.0%, respectively. Net charge-offs increased due to both increased unemployment caused by the economic uncertainty surrounding the COVID-19 pandemic and additional charge-offs for some loans impacted by the COVID-19 pandemic deemed unlikely to be collectible. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $11.2 million and $15.3 million of additional charge-offs for the three and nine months ended September 30, 2020, respectively. Management expects to continue to experience elevated charge-offs due to the impact of the pandemic. Further, the increase in Annualized Net Charge-Off Rate is due to the decline in our portfolio late in March and the second and third quarters of 2020 as a result of the current COVID-19 pandemic.

Operating Efficiency and Adjusted Operating Efficiency

For the three months ended September 30, 2020 and 2019, Operating Efficiency was 74.3% and 65.0% respectively, and Adjusted Operating Efficiency for the same period was 63.3% and 57.9%, respectively. For the nine months ended September 30, 2020 and 2019, Operating Efficiency was 66.2%, and 60.2%, respectively, and Adjusted Operating Efficiency was 60.1% and 57.0%, respectively.

The increase in Operating Efficiency for the three months ended September 30, 2020 is primarily due to a legal settlement of $8.8 million. The increase in Operating Efficiency for the nine months ended September 30, 2020 is due to operating expenses growing faster than total revenue. Increased operating expenses were driven by $4.2 million and $12.4 million in investments in new products, for the three and nine months ended September 30, 2020, respectively, as well as additional investments in technology, engineering, and data science.

Adjusted Operating Efficiency excludes COVID-19 expenses, stock-based compensation expense and litigation reserve. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the three months ended September 30, 2020 and 2019, Return on Equity was (5.3)% and 9.6%, respectively, and Adjusted Return on Equity was 3.7% and 14.6%, respectively, For the nine months ended September 30, 2020 and 2019, Return on Equity was (15.2)% and 12.7%, respectively, and Adjusted Return on Equity was (9.0)% and 11.7%, respectively. The decreases in Return on Equity and Adjusted Return on Equity are primarily due to lower net income. Net income was lower due to the decrease in fair value of our Fair Value Loans and Fair Value Notes on an aggregate basis as a result of macroeconomic changes associated with the COVID-19 pandemic. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Historical Credit Performance

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2020 divided by the total origination loan volume for that year. Loans are charged off no later than after becoming 120 days contractually delinquent.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We have managed to stabilize cumulative net lifetime loan losses since the financial crisis that started in 2008. Our proprietary, centralized credit scoring model and continually evolving data analytics have enabled us to maintain consistent net lifetime loan loss rates ranging between 5.5% and 8.9% since 2009. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The chart below includes all personal loan originations by vintage, excluding loans originated under the Access Loan Program. At this time, the 2019 vintage is not yet matured enough to show the impact of the COVID-19 pandemic.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Net lifetime loan losses as of September 30, 2020 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.3%	8.9%*	3.9%*
Outstanding principal balance as of September 30, 2020 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	1.1%	17.3%	62.1%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Revenue
Interest income	$128,739	$139,272	$415,525	$395,778
Non-interest income	8,028	14,608	27,377	39,026
Total revenue	136,767	153,880	442,902	434,804
Less:
Interest expense	13,408	15,499	44,879	44,751
Provision (release) for loan losses	—	(426)	—	(3,755)
Total decrease in fair value	(29,633)	(24,339)	(177,584)	(78,567)
Net revenue	93,726	114,468	220,439	315,241
Operating expenses:
Technology and facilities	31,641	26,772	93,927	72,849
Sales and marketing	20,634	24,717	65,521	69,084
Personnel	26,662	28,637	79,925	66,414
Outsourcing and professional fees	11,491	16,041	36,232	42,797
General, administrative and other	11,138	3,886	17,591	10,816
Total operating expenses	101,566	100,053	293,196	261,960
Income before taxes	(7,840)	14,415	(72,757)	53,281
Income tax expense (benefit)	(1,794)	4,386	(19,162)	14,846
Net income (loss)	$(6,046)	$10,029	$(53,595)	$38,435

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Revenue
Interest income	$128,739	$139,272	$(10,533)	(7.6)%	$415,525	$395,778	$19,747	5.0%
Non-interest income	8,028	14,608	(6,580)	(45.0)%	27,377	39,026	(11,649)	(29.8)%
Total revenue	$136,767	$153,880	$(17,113)	(11.0)%	$442,902	$434,804	$8,098	1.9%
Percentage of total revenue:
Interest income	94.1%	90.5%			93.8%	91.0%
Non-interest income	5.9%	9.5%			6.2%	9.0%
Total revenue	100.0%	100.0%			100.0%	100.0%

Total Revenue. Total revenue decreased by $17.1 million, or 11.0%, from $153.9 million for the three months ended September 30, 2019 to $136.8 million for the three months ended September 30, 2020. Total revenue increased by $8.1 million, or 1.9%, from $434.8 million for the nine months ended September 30, 2019 to $442.9 million for the nine months ended September 30, 2020.

Interest Income. Total interest income decreased by $10.5 million, or 7.6%, from $139.3 million for the three months ended September 30, 2019 to $128.7 million for the three months ended September 30, 2020. This decrease was primarily attributable to lower Average Daily Principal Balance, which declined from $1.65 billion for the three months ended September 30, 2019 to $1.60 billion for the three months ended September 30, 2020. The decrease is due to shrinkage in our portfolio as a result of economic uncertainty following the onset of the COVID-19 pandemic. This decrease was further impacted by a decrease in portfolio yield of 156 basis points due to returning customers receiving lower interest rates. We anticipate that the 36% APR cap we implemented on August 6, 2020, may have a potential negative impact on our yield, but we believe there may be an offsetting positive impact on our volume as we may have access to incremental marketing opportunities.

Total interest income increased by $19.7 million, or 5.0%, from $395.8 million for the nine months ended September 30, 2019 to $415.5 million for the nine months ended September 30, 2020. This growth was primarily attributable to higher Average Daily Principal Balance, which grew from $1.58 billion for the nine months ended September 30, 2019 to $1.73 billion for the nine months ended September 30, 2020. The increase is due to growth in our portfolio over the twelve months prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic. This was offset by a decrease in portfolio yield of 156 basis points as we reward our returning customers with lower interest rates.

Non-interest income. Total non-interest income decreased by $6.6 million, or 45.0%, from $14.6 million for the three months ended September 30, 2019 to $8.0 million for the three months ended September 30, 2020. Under our whole loan sale programs, gain on loans sold decreased by $5.6 million, or 59.1% due to a decline in loans sold resulting from lower originations as a result of the impact of the COVID-19 pandemic and our decision in March 2020 to sell 10% versus 15% of originated loans. This decrease was further impacted by decreased servicing fees of $0.4 million for the three months ended September 30, 2020, or 10.6%, related to a reduction in the serviced portfolio of sold loans due to lower loan sale volume.

Total non-interest income decreased by $11.6 million, or 29.8%, from $39.0 million for the nine months ended September 30, 2019 to $27.4 million for the nine months ended September 30, 2020. Under our whole loan sale programs, gain on loans sold decreased by $11.9 million, or 47.0% due to a decline in loans sold resulting from lower originations as a result of the impact of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans. This decrease was partially offset by increased servicing fees of $0.9 million for the nine months ended September 30, 2020, or 7.7%, related to growth in our serviced portfolio of sold loans prior to the impact of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Interest expense	$13,408	$15,499	$(2,091)	(13.5)%	$44,879	$44,751	$128	0.3%
Percentage of total revenue	9.8%	10.1%			10.1%	10.3%
Cost of Debt	4.0%	4.3%			4.1%	4.4%
Leverage as a percentage of Average Daily Principal Balance	82.6%	87.1%			84.1%	86.1%

Interest Expense. Interest expense decreased by $2.1 million, or 13.5%, from $15.5 million for the three months ended September 30, 2019 to $13.4 million for the three months ended September 30, 2020. We financed approximately 82.6% of our loans receivable through debt for the three months ended September 30, 2020, as compared to 87.1% for the three months ended September 30, 2019, and our Average Daily Debt Balance decreased from $1.44 billion for the three months ended September 30, 2019 to $1.32 billion for the three months ended September 30, 2020, a decrease of 8.0%. Our Cost of Debt has decreased as interest rates have declined since the start of the COVID-19 pandemic and as we have become a more established issuer with our ability to refinance and increase the size of our securitizations.

Interest expense increased by $0.1 million, or 0.3%, from $44.8 million for the nine months ended September 30, 2019 to $44.9 million for the nine months ended September 30, 2020. We financed approximately 84.1% of our loans receivable through debt for the nine months ended September 30, 2020, as compared to 86.1% for the nine months ended September 30, 2019, and our Average Daily Debt Balance increased from $1.36 billion for the nine months ended September 30, 2019 to $1.46 billion for the nine months ended September 30, 2020, an increase of 7.4%. While interest expense has increased in aggregate as we have grown loans receivable, our Cost of Debt has decreased as interest rates have declined since the start of the pandemic and as we have become a more established issuer with our ability to refinance and increase the size of our securitizations.

Provision (release) for loan losses

Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. There is no provision for loan losses for the Fair Value Loans because lifetime loan losses are incorporated in the measurement of fair value for loans receivable. Accordingly, for the three and nine months ended September 30, 2020, we did not have any loans receivable measured at amortized cost and, therefore, the provision (release) for loan losses is not applicable for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$3,746	$(3,746)	*	$—	$15,649	$(15,649)	*
Excess provision on loans receivable at amortized cost	—	(4,172)	4,172	*	—	(19,404)	19,404	*
Provision (release) for loan losses	$—	$(426)	$426	*	$—	$(3,755)	$3,755	*
Allowance for loan losses rate on amortized cost portfolio	—%	9.09%			—%	9.09%
Percentage of total revenue	—%	(0.3)%			—%	(0.9)%
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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$39,828	$7,141	$32,687	*	$(52,242)	$16,286	$(68,528)	*
Fair value mark-to-market adjustment on asset-backed notes	(27,515)	(1,530)	(25,985)	*	3,758	(15,868)	19,626	*
Total fair value mark-to-market adjustment	12,313	5,611	6,702	*	(48,484)	418	(48,902)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	(41,946)	(29,950)	(11,996)	*	(129,100)	(78,985)	(50,115)	*
Total decrease in fair value	$(29,633)	$(24,339)	$(5,294)	*	$(177,584)	$(78,567)	$(99,017)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	9.0%	3.6%			(10.9)%	0.1%
Charge-offs, net of recoveries on loans receivable at fair value	(30.7)%	(19.5)%			(29.1)%	(18.2)%
Total net increase (decrease) in fair value	(21.7)%	(15.8)%			(40.1)%	(18.1)%
Discount rate	7.84%	7.93%			7.84%	7.93%
Remaining cumulative charge-offs	10.61%	9.87%			10.61%	9.87%
Average life in years	0.78	0.78			0.78	0.78
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05 effective January 2020.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended September 30, 2020 was $29.6 million. This amount represents a total fair value mark-to-market increase of $12.3 million, and $41.9 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $39.8 million mark-to-market adjustment on Fair Value Loans due to (a) a decrease in the discount rate from 8.84% as of June 30, 2020 to 7.84% as of September 30, 2020 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 12.73% as of June 30, 2020 to 10.61% as of September 30, 2020 due to improving credit trends, and (c) offset by a decrease in average life from 0.80 years as of June 30, 2020 to 0.78 years as of September 30, 2020, due to fewer expected Emergency Hardship Deferrals. The $27.5 million mark-to-market adjustment on Fair Value Notes is due to the improvement in liquidity in the asset-backed market and increased investor risk appetite during the third quarter of 2020.

Net decrease in fair value for the nine months ended September 30, 2020 was $177.6 million. This amount represents a total fair value mark-to-market decrease of $48.5 million, and $129.1 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $52.2 million mark-to-market adjustment on Fair Value Loans due to (a) an increase in the discount rate from 7.77% as of December 31, 2019 to 7.84% as of September 30, 2020 caused by increasing credit spreads offset by declining interest rates, and (b) an increase in remaining cumulative charge-offs from 9.61% as of December 31, 2019 to 10.61% as of September 30, 2020 due to the impact of the pandemic, partially offset by (c) a slight decrease in average life from 0.81 years as of December 31, 2019 to 0.78 years as of September 30, 2020 due increased portfolio seasoning caused by lower originations. The $3.8 million mark-to-market adjustment on Fair Value Notes is due to a widening of credit spreads due to illiquidity and increase in risk premiums in the secondary market for asset-backed notes due to the pandemic.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$3,746	$(3,746)	*	$—	$15,649	$(15,649)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	41,946	29,950	11,996	40.1%	129,100	78,985	50,115	63.4%
Total charge-offs, net of recoveries	$41,946	$33,696	$8,250	24.5%	$129,100	$94,634	$34,466	36.4%
Average Daily Principal Balance	$1,598,141	$1,647,195	$(49,054)	(3.0)%	$1,731,748	$1,575,526	$156,222	9.9%
Annualized Net Charge-Off Rate	10.4%	8.1%			10.0%	8.0%
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05, effective January 2020.

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 10.4% and 10.0% for the three months and nine months ended September 30, 2020, respectively, from 8.1% and 8.0% for the three and nine months ended September 30, 2019, respectively. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $11.2 million and $15.3 million of additional charge-offs for the three and nine months ended September 30, 2020, respectively. We expect to continue to experience elevated charge-offs due to the impact of the COVID-19 pandemic.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses. Operating expenses include $4.2 million and $12.4 million related to new products for the three and nine months ended September 30, 2020, respectively. Operating expenses include $3.7 million and $9.2 million related to new products for the three and nine months ended September 30, 2019, respectively. For Fair Value Loans, we no longer capitalize direct loan origination expenses, instead expensing them in operating expenses as incurred. For Fair Value Notes, we no longer capitalize financing expenses, instead including them within operating expenses as incurred.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Technology and facilities	$31,641	$26,772	$4,869	18.2%	$93,927	$72,849	$21,078	28.9%
Percentage of total revenue	23.1%	17.4%			21.2%	16.8%

Technology and facilities. Technology and facilities expense increased by $4.9 million, or 18%, from $26.8 million for the three months ended September 30, 2019 to $31.6 million for the three months ended September 30, 2020. The increase is primarily due to $1.3 million higher compensation expense and benefits and $0.7 million higher depreciation on leasehold improvements and rent expense due to the increased number of retail locations as we have continued to build our omni-channel network. Our retail locations grew from 327 at September 30, 2019 to 346 at September 30, 2020, or 6%. We also had a $1.2 million increase in service costs related to higher usage of software and cloud services and $1.5 million related to depreciation of additions related to internally developed software for the three months ended September 30, 2020 from the corresponding costs for the three months ended September 30, 2019.

Technology and facilities expense increased by $21.1 million, or 29%, from $72.8 million for the nine months ended September 30, 2019 to $93.9 million for the nine months ended September 30, 2020. The increase is primarily due to $7.0 million higher compensation expense and benefits and $3.0 million higher depreciation on leasehold improvements and rent expense due to the increased number of retail locations as we have continued to build our omni-channel network. Our retail locations grew from 327 at September 30, 2019 to 346 at September 30, 2020, or 6%. We also had a $5.0 million increase in service costs related to higher usage of software and cloud services, $4.3 million related to depreciation of additions related to internally developed software and $1.8 million increase in professional services and other related costs to supplement staffing for the nine months ended September 30, 2020 from the corresponding costs for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$20,634	$24,717	$(4,083)	(16.5)%	$65,521	$69,084	$(3,563)	(5.2)%
Percentage of total revenue	15.1%	16.1%			14.8%	15.9%
Customer Acquisition Cost (CAC)	$207	$128	$79	61.7%	$223	$135	$88	65.2%

Sales and marketing. Sales and marketing expenses to acquire our customers decreased by $4.1 million, or 17%, from $24.7 million for the three months ended September 30, 2019 to $20.6 million for the three months ended September 30, 2020. As a result of the COVID-19 pandemic, during the three months ended September 30, 2020, we had a $3.2 million decrease related to a 43% decline in direct mail volume, $0.8 million in savings due to discontinued use of radio media buys in 2020 and a decrease of $0.7 million in personnel-related costs due to the redeployment of retail employees to assist with customer service, which was partially offset by an increase of $0.2 million in other personnel-related costs primarily attributable to certain COVID-19 expenses on behalf of our retail employees. CAC has increased by 62% from the three months ended September 30, 2019 to the three months ended September 30, 2020 due to a 49.2% decline in the number of loans originated, partially offset by a reduction in our sales and marketing expenses. Our sales-related costs decreased from $12.9 million for the three months ended September 30, 2019 to $12.4 million for the three months ended September 30, 2020. We were also able to reduce our marketing-related costs from $11.8 million for the three months ended September 30, 2019 to $8.2 million for the three months ended September 30, 2020.

Sales and marketing expenses to acquire our customers decreased by $3.6 million, or 5%, from $69.1 million for the nine months ended September 30, 2019 to $65.5 million for the nine months ended September 30, 2020. As a result of the COVID-19 pandemic, during the three months ended September 30, 2020, we had a $4.2 million decrease related to a 21% decline in direct mail volume, a decrease of $2.7 million in personnel-related costs due to the redeployment of retail employees to assist with customer service and $2.5 million in savings due to discontinued use of radio media buys in 2020.These decreases were partially offset by $2.8 million of increased marketing spend related to investment in marketing initiatives across various marketing channels, including digital advertising channels, lead aggregators, and brand marketing and an increase of $2.4 million in other personnel-related costs primarily attributable to certain COVID-19 expenses on behalf of our retail employees. As a result of our 43.6% decline in number of loans originated during the period due to the COVID-19 pandemic, our CAC has increased by 65% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Our sales-related costs increased from $38.9 million for the nine months ended September 30, 2019 to $39.2 million for the nine months ended September 30, 2020. However, we were able to reduce our marketing-related costs from $30.2 million for the nine months ended September 30, 2019 to $26.3 million for the nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Personnel	$26,662	$28,637	$(1,975)	(6.9)%	$79,925	$66,414	$13,511	20.3%
Percentage of total revenue	19.5%	18.6%			18.0%	15.3%

Personnel. Personnel expense decreased by $2.0 million, or 7%, from $28.6 million for the three months ended September 30, 2019 to $26.7 million for the three months ended September 30, 2020, primarily driven by a $5.7 million decrease in stock compensation expense due to $7.2 million decrease in vested RSU expense with double-trigger conditions that became probable in September 2019 due to our successful IPO. This decrease is partially offset by a 5.0% increase in corporate employee headcount associated with risk management, data analytics and finance and annual salary increases and $0.7 million increase due to redeployment of retail employees to assist with customer service during the COVID-19 pandemic.

Personnel expense increased by $13.5 million, or 20%, from $66.4 million for the nine months ended September 30, 2019 to $79.9 million for the nine months ended September 30, 2020, primarily driven by a 5.0% increase in corporate employee headcount associated with risk management, data analytics and finance, $2.7 million increase due to redeployment of retail employees to assist with customer service attributed to COVID-19 pandemic and $0.5 million in severance pay related to the corporate reorganization of auto in January 2020. These increases were partially offset by a lower stock compensation expense of $1.5 million.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Outsourcing and professional fees	$11,491	$16,041	$(4,550)	(28.4)%	$36,232	$42,797	$(6,565)	(15.3)%
Percentage of total revenue	8.4%	10.4%			8.2%	9.8%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $4.6 million, or 28%, from $16.0 million for the three months ended September 30, 2019 to $11.5 million for the three months ended September 30, 2020. This decrease resulted primarily from a $2.4 million decrease in debt financing fees in August 2019 related to an asset-backed securitization, $1.0 million decrease in legal fees, $1.5 million decrease in credit reports due to lower application volume attributed to the COVID-19 pandemic and an $0.8 million decrease of professional services primarily due to lower usage of temporary contractors to supplement staffing. These decreases were partially offset by a $1.1 million increase due to 34% growth in contact center outsourced headcount. This increase in headcount is presumed to be temporary, and is the result of collections contingency staffing due to the uncertainty around the COVID-19 pandemic and the potential impact on delinquencies.

Outsourcing and professional fees decreased by $6.6 million, or 15%, from $42.8 million for the nine months ended September 30, 2019 to $36.2 million for the nine months ended September 30, 2020. This decrease resulted primarily from a $2.4 million decrease in debt financing fees in August 2019 related to an asset-backed securitization, a $3.8 million decrease in professional services fees to support public company readiness in 2019, $1.5 million decrease in credit reports due to lower application volume attributed to the COVID-19 pandemic and $2.0 million of lower legal fees. The decrease was partially offset by a $3.2 million increase due to 20% growth in contact center outsourced headcount. This increase in headcount is presumed to be temporary, and is the result of collections contingency staffing due to the uncertainty around the COVID-19 pandemic and the potential impact on delinquencies.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
General, administrative and other	$11,138	$3,886	$7,252	186.6%	$17,591	$10,816	$6,775	62.6%
Percentage of total revenue	8.1%	2.5%			4.0%	2.5%

General, administrative and other. General, administrative and other expense increased by $7.3 million, or 187%, from $3.9 million for the three months ended September 30, 2019 to $11.1 million for the three months ended September 30, 2020, primarily due to a $8.8 million litigation reserve; partially offset by decreases in travel expenses and postage/printing costs due to the travel restrictions and remote work arrangements resulting from the COVID-19 pandemic.

General, administrative and other expense increased by $6.8 million, or 63%, from $10.8 million for the nine months ended September 30, 2019 to $17.6 million for the nine months ended September 30, 2020, primarily due to an $8.8 million litigation reserve and increases in foreign exchange losses due to the decline in the value of the Mexican Peso as a result of the COVID-19 pandemic. These increases were partially offset by decreases in travel expenses and postage/printing costs due to travel restrictions and remote working arrangements resulting from the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2020 and 2019, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands of dollars)	2020	2019	$	%	2020	2019	$	%
Income tax expense (benefit)	$(1,794)	$4,386	$(6,180)	(140.9)%	$(19,162)	$14,846	$(34,008)	(229.1)%
Percentage of total revenue	(1.3)%	2.9%			(4.3)%	3.4%
Effective tax rate	22.9%	30.4%			26.3%	27.9%

Income tax expense (benefit). Income tax expense decreased by $6.2 million or 141%, from an expense of $4.4 million for the three months ended September 30, 2019 to a benefit of $1.8 million for the three months ended September 30, 2020, primarily as a result of a pretax loss for the three months ended September 30, 2020.

Income tax expense decreased by $34.0 million or 229%, from an expense of $14.8 million for the nine months ended September 30, 2019 to a benefit of $19.2 million for the nine months ended September 30, 2020, primarily as a result of a pretax loss for the nine months ended September 30, 2020.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Election of Fair Value Option

We previously elected the fair value option to account for loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). We believe the fair value option for loans held for investment and asset-backed notes is a better fit for us given our high growth, short duration, high quality assets and funding structure. We believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans," and together with the Initial Fair Value Loans, the "Fair Value Loans"). Upon the adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loan Receivables at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of September 30, 2020.

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

Discount rate is the sum of the interest rate and the credit spread. The interest rate is based upon the interpolated LIBOR/swap curve rate that corresponds to the average life. The credit spread is based upon the credit spread implied by the whole loan purchase price at the time the flow sale agreement was entered into, updated for observable changes in the fixed income markets, which serve as a proxy for how a whole loan buyer would adjust their yield requirements relative to the originally agreed price.

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

The table below reflects the application of this methodology for the seven quarters since January 1, 2019, on loans held for investment effective as of January 1, 2018. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, for the three and nine months ended September 30, 2020, we did not have any loans receivable measured at amortized cost, and as a result, there are no Fair Value Pro Forma adjustments related to loans receivable and the results below only reflect Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost. However, after the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of September 30, 2020.

	Three Months Ended
	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.50%	30.78%	30.74%	31.45%	32.08%	32.43%	32.59%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.50%	25.78%	25.74%	26.45%	27.08%	27.43%	27.59%
Multiplied by: Weighted average life in years	0.775	0.797	0.903	0.814	0.781	0.792	0.804
Pre-loss cash flow	19.75%	20.54%	23.25%	21.53%	21.13%	21.67%	22.07%
Less: Remaining cumulative charge-offs	(10.61)%	(12.73)%	(14.56)%	(9.61)%	(9.87)%	(10.05)%	(10.00)%
Net cash flow	9.14%	7.81%	8.69%	11.92%	11.26%	11.62%	12.07%
Less: Discount rate multiplied by average life	(6.07)%	(7.04)%	(11.54)%	(6.33)%	(6.19)%	(6.62)%	(7.09)%
Gross fair value premium (discount) as a percentage of loan principal balance	3.07%	0.77%	(2.85)%	5.59%	5.07%	5.00%	4.98%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.15)%	(1.35)%	(1.11)%	(1.05)%	(0.97)%	(0.93)%	(0.97)%
Fair value premium (discount) as a percentage of loan principal balance	1.92%	(0.58)%	(3.96)%	4.54%	4.10%	4.07%	4.01%
Discount Rate	7.84%	8.84%	12.78%	7.77%	7.93%	8.38%	8.86%

The table below reflects the application of this methodology for the seven quarters since January 1, 2019 under Fair Value Pro Forma, as if we had elected the fair value option since inception. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, for the three and nine months ended September 30, 2020, we did not have any loans receivable measured at amortized cost and as a result there are no Fair Value Pro Forma adjustments related to loans receivable and the results below only reflect Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost. However, after the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of September 30, 2020.

	Three Months Ended
	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.50%	30.78%	30.74%	31.47%	31.89%	32.37%	32.45%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.50%	25.78%	25.74%	26.47%	26.89%	27.37%	27.45%
Multiplied by: Weighted average life in years	0.775	0.797	0.903	0.804	0.765	0.764	0.754
Pre-loss cash flow	19.75%	20.54%	23.25%	21.28%	20.71%	20.80%	20.59%
Less: Remaining cumulative charge-offs	(10.61)%	(12.73)%	(14.56)%	(9.51)%	(9.83)%	(9.94)%	(9.83)%
Net cash flow	9.14%	7.81%	8.69%	11.77%	10.88%	10.86%	10.76%
Less: Discount rate multiplied by average life	(6.07)%	(7.04)%	(11.54)%	(6.25)%	(6.11)%	(6.37)%	(6.65)%
Gross fair value premium (discount) as a percentage of loan principal balance	3.07%	0.77%	(2.85)%	5.52%	4.77%	4.49%	4.11%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.15)%	(1.35)%	(1.11)%	(1.04)%	(0.96)%	(0.92)%	(0.96)%
Fair value premium (discount) as a percentage of loan principal balance	1.92%	(0.58)%	(3.96)%	4.48%	3.81%	3.57%	3.15%
Discount Rate	7.84%	8.84%	12.78%	7.77%	7.93%	8.38%	8.86%

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

Fair Value Pro Forma

We have elected the fair value option to account for all Initial Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we have provided below unaudited financial information for the three and nine months ended September 30, 2020 and 2019 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans which were previously measured at amortized cost. Accordingly, for the three and nine months ended September 30, 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the three and nine months ended September 30, 2020. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of September 30, 2020.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$128,739	$—	$128,739	$139,272	$(270)	$139,002	$(10,263)	(7.4)%
Non-interest income	8,028	—	8,028	14,608	—	14,608	(6,580)	(45.0)%
Total revenue	136,767	—	136,767	153,880	(270)	153,610	(16,843)	(11.0)%
Less:
Interest expense	13,408	(207)	13,201	15,499	(355)	15,144	(1,943)	(12.8)%
Provision (release) for loan losses	—	—	—	(426)	426	—	—	—%
Net decrease in fair value	(29,633)	(1,579)	(31,212)	(24,339)	(3,219)	(27,558)	(3,654)	13.3%
Net revenue	93,726	(1,372)	92,354	114,468	(3,560)	110,908	(18,554)	(16.7)%
Operating expenses:
Technology and facilities	31,641	—	31,641	26,772	—	26,772	4,869	18.2%
Sales and marketing	20,634	—	20,634	24,717	—	24,717	(4,083)	(16.5)%
Personnel	26,662	—	26,662	28,637	—	28,637	(1,975)	(6.9)%
Outsourcing and professional fees	11,491	—	11,491	16,041	—	16,041	(4,550)	(28.4)%
General, administrative and other	11,138	—	11,138	3,886	—	3,886	7,252	186.6%
Total operating expenses	101,566	—	101,566	100,053	—	100,053	1,513	1.5%
Income (loss) before taxes	(7,840)	(1,372)	(9,212)	14,415	(3,560)	10,855	(20,067)	(184.9)%
Income tax expense (benefit)	(1,794)	(375)	(2,169)	4,386	(1,083)	3,303	(5,472)	(165.7)%
Net income (loss)	$(6,046)	$(997)	$(7,043)	$10,029	$(2,477)	$7,552	$(14,595)	(193.3)%

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$415,525	$—	$415,525	$395,778	$(1,595)	$394,183	$21,342	5.4%
Non-interest income	27,377	—	27,377	39,026	—	39,026	(11,649)	(29.8)%
Total revenue	442,902	—	442,902	434,804	(1,595)	433,209	9,693	2.2%
Less:
Interest expense	44,879	(889)	43,990	44,751	(1,054)	43,697	293	0.7%
Provision (release) for loan losses	—	—	—	(3,755)	3,755	—	—	—%
Net decrease in fair value	(177,584)	667	(176,917)	(78,567)	(14,053)	(92,620)	(84,297)	91.0%
Net revenue	220,439	1,556	221,995	315,241	(18,349)	296,892	(74,897)	(25.2)%
Operating expenses:
Technology and facilities	93,927	—	93,927	72,849	—	72,849	21,078	28.9%
Sales and marketing	65,521	—	65,521	69,084	—	69,084	(3,563)	(5.2)%
Personnel	79,925	—	79,925	66,414	—	66,414	13,511	20.3%
Outsourcing and professional fees	36,232	—	36,232	42,797	—	42,797	(6,565)	(15.3)%
General, administrative and other	17,591	—	17,591	10,816	—	10,816	6,775	62.6%
Total operating expenses	293,196	—	293,196	261,960	—	261,960	31,236	11.9%
Income (loss) before taxes	(72,757)	1,556	(71,201)	53,281	(18,349)	34,932	(106,133)	(303.8)%
Income tax expense (benefit)	(19,162)	682	(18,480)	14,846	(5,060)	9,786	(28,266)	(288.8)%
Net income (loss)	$(53,595)	$874	$(52,721)	$38,435	$(13,289)	$25,146	$(77,867)	(309.7)%

Fair Value Pro Forma Condensed Consolidated Balance Sheet Data:

	September 30, 2020			December 31, 2019			Period-to-period Change in FV PF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$109,656	$—	$109,656	$72,179	$—	$72,179	$37,477	51.9%
Restricted cash	53,824	—	53,824	63,962	—	63,962	(10,138)	(15.9)%
Loans receivable (1)	1,605,388	—	1,605,388	1,920,559	5,011	1,925,570	(320,182)	(16.6)%
Other assets	148,655	—	148,655	145,174	(6,579)	138,595	10,060	7.3%
Total assets	1,917,523	—	1,917,523	2,201,874	(1,568)	2,200,306	(282,783)	(12.9)%
Total debt (2)	1,316,624	—	1,316,624	1,549,223	1,557	1,550,780	(234,156)	(15.1)%
Other liabilities	147,878	682	148,560	163,885	(1,621)	162,264	(13,704)	(8.4)%
Total liabilities	1,464,502	682	1,465,184	1,713,108	(64)	1,713,044	(247,860)	(14.5)%
Total stockholder's equity	453,021	(682)	452,339	488,766	(1,504)	487,262	(34,923)	(7.2)%
Total liabilities and stockholders' equity	$1,917,523	$—	$1,917,523	$2,201,874	$(1,568)	$2,200,306	$(282,783)	(12.9)%
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value mark-to-market adjustment on Fair Value Loans	$39,828	$7,927	$(52,242)	$21,339
Fair value mark-to-market adjustment on asset-backed notes	(29,094)	(1,789)	4,425	(19,324)
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$10,734	$6,138	$(47,817)	$2,015

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2020	2019	2020	2019
Net income	$(6,046)	$10,029	$(53,595)	$38,435
Adjustments:
Fair Value Pro Forma net income adjustment	(997)	(2,477)	874	(13,289)
Income tax expense (benefit)	(2,169)	3,303	(18,480)	9,786
COVID-19 expenses	1,011	—	4,052	—
Depreciation and amortization	5,117	3,591	14,878	9,658
Stock-based compensation expense	5,194	11,163	14,317	15,178
Litigation reserve	8,750	—	8,750	—
Origination fees for Fair Value Loans, net	(1,296)	(909)	3,520	(440)
Fair value mark-to-market adjustment	(10,734)	(6,138)	47,817	(2,015)
Adjusted EBITDA (1)	$(1,170)	$18,562	$22,133	$57,313
(1) For the three and nine months ended September 30, 2020, Adjusted EBITDA includes a pre-tax impact of $(3.2) million and $(9.7) million, respectively, related to the launch of new products and services (such as auto and credit card). For the three and nine months ended September 30, 2019, Adjusted EBITDA includes a pre-tax impact of $(3.2) million and $(8.1) million, respectively, related to the launch of new products and services (such as auto and credit card).

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
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (Loss) (in thousands)	2020	2019	2020	2019
Net income (loss)	$(6,046)	$10,029	$(53,595)	$38,435
Adjustments:
Fair Value Pro Forma net income adjustment	(997)	(2,477)	874	(13,289)
Income tax expense (benefit)	(2,169)	3,303	(18,480)	9,786
COVID-19 expenses	1,011	—	4,052	—
Stock-based compensation expense	5,194	11,163	14,317	15,178
Litigation reserve	8,750	—	8,750	—
Adjusted income (loss) before taxes	5,743	22,018	(44,082)	50,110
Normalized income tax expense (benefit)	1,570	6,698	(12,347)	14,260
Adjusted Net Income (Loss) (1)	$4,173	$15,320	$(31,735)	$35,850
Income tax rate (2)	27.4%	30.4%	28.0%	27.9%
(1) For the three and nine months ended September 30, 2020, Adjusted Net Income includes an after-tax impact of $(2.6) million and $(7.9) million, respectively, related to the launch of new products and services (such as auto and credit card). For the three and nine months ended September 30, 2019, Adjusted Net Income includes an after-tax impact of $(2.4) million and $(6.1) million, respectively, related to the launch of new products and services (such as auto and credit card).
(2) Income tax rate for the three and nine months ended September 30, 2020 is based on a normalized statutory rate and the three and nine months ended September 30, 2019 is based on the effective tax rate.

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

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Diluted earnings (loss) per share	$(0.22)	$(6.39)	$(1.97)	$—
Adjusted EPS
Adjusted Net Income (Loss)	$4,173	$15,320	$(31,735)	$35,850

Basic weighted-average common shares outstanding	27,459,192	4,294,107	27,237,246	3,397,503
Weighted-average common shares outstanding based on assumed convertible preferred conversion	—	18,038,315	—	18,725,641
Weighted average effect of dilutive securities:
Stock options	1,188,396	1,386,546	—	1,306,785
Restricted stock units	75,282	114,337	—	38,935
Warrants	—	12,714	—	12,030
Diluted adjusted weighted-average common shares outstanding	28,722,870	23,846,019	27,237,246	23,480,894
Adjusted Earnings (Loss) Per Share	$0.15	$0.64	$(1.17)	$1.53

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

The following table presents a reconciliation of stockholders' equity to Adjusted TBVPS as of September 30, 2020 and December 31, 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	September 30,	December 31,
Adjusted TBVPS (in thousands, except share and per share data)	2020	2019
Stockholders' equity	$453,021	$488,766
Adjustments:
Fair Value Pro Forma stockholders' equity adjustment	(682)	(1,504)
Intangible assets, net (1)	(27,229)	(18,455)
Adjusted Tangible Book Value	$425,110	$468,807

Total common shares outstanding	27,583,028	27,003,157

Book Value Per Share	$16.42	$18.10
Adjusted Tangible Book Value Per Share	$15.41	$17.36
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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the three and nine months ended September 30, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Return on Equity	(5.3)%	9.6%	(15.2)%	12.7%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$4,173	$15,320	$(31,735)	$35,850
Fair Value Pro Forma average stockholders' equity	$453,493	$419,588	$469,801	$408,819
Adjusted Return on Equity	3.7%	14.6%	(9.0)%	11.7%

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

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and nine months ended September 30, 2020 and 2019:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating Efficiency	74.3%	65.0%	66.2%	60.2%
Adjusted Operating Efficiency
Total revenue	$136,767	$153,880	$442,902	$434,804
Fair Value Pro Forma Total Revenue adjustments	—	(270)	—	(1,595)
Fair Value Pro Forma Total Revenue	136,767	153,610	442,902	433,209
Total operating expense	101,566	100,053	293,196	261,960
COVID-19 expenses	(1,011)	—	(4,052)	—
Stock-based compensation expense	(5,194)	(11,163)	(14,317)	(15,178)
Litigation reserve	(8,750)	—	(8,750)	—
Total Fair Value Pro Forma adjusted operating expenses	$86,611	$88,890	$266,077	$246,782
Adjusted Operating Efficiency	63.3%	57.9%	60.1%	57.0%

Liquidity and Capital Resources

Sources of liquidity

To date, we have funded our lending activities and operations primarily through private issuances of debt, equity issuances, cash from operating activities, and the sale of loans to a third-party institutional investor. We anticipate issuing additional securitizations, entering into additional secured financings and continuing whole loan sales.

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of September 30, 2020:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$191,994
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.22%	250,000
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
Asset-Backed Securitization-Series 2018-B Notes	7/1/2021	4.09%	213,159
Asset-Backed Securitization-Series 2018-A Notes	3/1/2021	3.83%	200,004
			$1,305,159

The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party institutional investor are not on our balance sheet once sold. In October 2020, due to the strong market appetite for asset-backed notes, we raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed notes. Additionally, we co-sponsored a $188M securitization of our loans by the whole-loan purchaser, which closed on November 9, 2020; we will continue to receive a servicing fee for servicing the loans in the securitization but will not receive any other economics.

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
As of September 30, 2020, we were in compliance with all covenants and requirements per the debt facility.

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

As of September 30, 2020, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4, 8 and 16 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2014, we entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement was set to expire on November 10, 2020. The parties have agreed to extend the agreement on the same terms through December 10, 2020. Additional extensions may be considered on a month-to-month basis. Pursuant to the agreement, we sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. We retain all rights and obligations involving the servicing of the loans and earn servicing revenue of 5% of the daily average principal balance of loans sold each month. If either party decides not to renew the agreement and we are unable or we choose not to replace the agreement with an alternate whole loan sale opportunity, our revenue and liquidity may be negatively impacted in the short term by the loss of the gain on sale generated by our whole loan sales. This could have an impact on our financial condition.

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

In addition, from July 2017 to August 2020, we were party to a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of our loans originated under our Access Loan Program. We recognized servicing revenue of 5% of the daily average principal balance of sold loans for the month. We chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020.

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash, cash equivalents and restricted cash	$163,480	$220,419
Cash provided by (used in)
Operating activities	139,407	167,241
Investing activities	119,369	(299,963)
Financing activities	(231,437)	223,966

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $139.4 million and $167.2 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $119.4 million and $(300.0) million for the nine months ended September 30, 2020 and 2019, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to the decrease in the number of loans originated for the nine months ended September 30, 2020. The decrease in number of loans originated is attributable to the reduced number of applications which we believe is attributable both to increased economic uncertainty related to the COVID-19 pandemic as well as the redirection of our marketing efforts. Further, the decrease is due to proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic.

Financing Activities

Our net cash provided by (used in) financing activities was $(231.4) million and $224.0 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net cash used in financing activities was primarily driven by borrowings and repayments on our Secured Financing and repayments on asset-backed notes. In 2020, we redeemed our Series 2017-A and series 2017-B asset-backed notes. Advances under our Secured Financing facility were the primary source of funds for the redemptions. For the nine months ended September 30, 2019, net cash provided by financing activities was primarily driven by borrowings on our secured financing facility and asset-backed notes, partially offset by repayments on those borrowings, and net proceeds from our initial public offering.

Operating and capital expenditure requirements

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We believe our liquidity position at September 30, 2020 remains strong as we continue to navigate through a period of uncertain economic conditions related to COVID-19, and we will continue to closely monitor our liquidity as economic conditions change. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, total revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in credit performance, market rates, prepayments, interest rates, credit spreads and foreign exchange currency rates. The COVID-19 pandemic has increased market volatility and the impact from changes in the market on our financial results. While we expect the pandemic to continue to have a negative impact on our credit losses, the resulting decrease in the fair value of our loans and asset-backed notes rebounded somewhat in the third quarter of 2020. The specific impact is difficult to assess, and may differ materially from the sensitivity analyses provided in our 2019 Form 10-K. Our election of the fair value option on our loans and asset-backed notes generally results in a natural offset of the related market risks; however, we cannot be certain that these changes will offset each other, particularly during the current period of market uncertainty and disruption.

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

As of September 30, 2020, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, see Note 15, Leases, Commitments and Contingencies, in the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited). From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights and consumer litigation. Other than as described in this report, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors

Summary Risk Factors

Investing in our common stock involves a high degree of risk. If any of the factors enumerated in this section occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose some or all of your investment. Some of the more significant risks relating to an investment in our common stock include:

•The global COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.
•We have incurred net losses and may incur net losses in the future.
•Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.
•We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of future growth. If we fail to manage our growth effectively, our results of operations may suffer.
•Our risk management efforts may not be effective, which may expose us to market risks that harm our results of operations.
•We rely extensively on models in managing many aspects of our business. If our models contain errors or are otherwise ineffective, our business could be adversely affected.
•Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.
•We have elected the fair value option and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations.
•If net charge-off rates are in excess of expected loss rates, our business and results of operations may be harmed.
•Our results of operations and financial condition and our customers’ willingness to borrow money from us and ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.
•Negative publicity or public perception of our industry or our company could adversely affect our reputation, business and results of operations.
•If we do not compete effectively in our target markets, our results of operations could be harmed.
•Our success and future growth depend on our Oportun brand and our successful marketing efforts across channels, and if we are unable to attract or retain customers, our business and financial results may be harmed.
•Our current and future business growth strategy involves expanding into new markets with new retail location openings, and we may not effectively integrate or manage new retail locations we open or acquire.
•We could experience a decline in repeat customers.
•We are, and intend in the future to continue, developing new financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.
•We may change our strategy or underwriting and servicing practices, which may adversely affect our business.
•We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.
•Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our customers, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.
•If we are unable to collect payment on and service the loans we make to our customers, our business would be harmed.
•Because we receive a significant amount of cash in our retail locations through customer loan repayments, we may be subject to theft and cash shortages due to employee errors.

•We are exposed to geographic concentration risk.
•Changes in immigration patterns, policy or enforcement could affect some of our customers, including those who may be undocumented immigrants, and consequently impact the performance of our loans, our business and results of operations.
•Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.
•In connection with our securitizations, Secured Financing facility, and whole loan sales, we make representations and warranties concerning these loans. If those representations and warranties are not correct, we could be required to repurchase the loans. Any significant required repurchases could have an adverse effect on our ability to operate and fund our business.
•Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.
•Security breaches of customers’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.
•Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins, technical errors and similar disruptions.
•Any significant disruption in our computer systems could prevent us from processing or posting payments on loans, reduce the effectiveness of our credit risk models and result in a loss of customers.
•It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
•We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights.
•Our credit risk models and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
•Some aspects of our business processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
•We may not be able to make technological improvements as quickly as demanded by our customers, including to address their needs during the COVID-19 pandemic, which could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.
•A deterioration in the financial condition of counterparties, including financial institutions, could expose us to credit losses, limit access to liquidity or disrupt our business operations.
•Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.
•If we lose the services of any of our key management personnel, our business could suffer.
•Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.
•We are dependent on hiring an adequate number of hourly bilingual employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.
•Our mission to provide inclusive, affordable financial services that empower our customers to build a better future may conflict with the short-term interests of our stockholders.
•Our international operations and offshore service providers involve inherent risks which could result in harm to our business
•Financial regulatory reform relating to asset-backed securities has not been fully implemented and could have a significant impact on our ability to access the asset-backed securities market.
•Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
•Internet-based and electronic signature-based loan origination processes may give rise to greater risks than paper-based processes.
•The CFPB is a relatively new agency which has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.
•The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
•We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.
•Our bank sponsorship products may lead to regulatory risk and may increase our regulatory burden.
•We have incurred substantial debt and may issue debt securities or otherwise incur substantial debt in the future, which may adversely affect our financial condition and negatively impact our operations.

•A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.
•Our securitizations and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales market in the future, which may require us to seek more costly financing.

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

Risks Related to Our Business

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

We have incurred net losses and may incur net losses in the future.*

For the year ended December 31, 2019, we generated net income of $61.6 million. However, for the nine months ended September 30, 2020, we experienced a net loss of $53.6 million and we have experienced net losses in prior periods. As of September 30, 2020, our retained earnings were $27.9 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

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
•successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer financial services to low- and moderate-income customers underserved by traditional, mainstream financial institutions;
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

Further, many economic and other factors outside of our control, including general economic and market conditions, global pandemics, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, may adversely affect our ability to sustain revenue growth consistent with recent history. For example, since the onset of the COVID-19 pandemic in March 2020, we have experienced a slowdown in our loan originations and it is uncertain how long this slowdown may continue. While we have seen some increase in loan originations since the start of the COVID-19 pandemic, our originations have not yet returned to pre-pandemic levels. If our loan originations and revenue growth do not return to pre-pandemic levels or we experience additional slowdown in our loan origination due to the COVID-19 pandemic or other factors outside of our control, our results of operations, financial condition and cash flows will suffer.

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

Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. See more information about our outstanding debt in Note 8 to the Notes to the Condensed Consolidated Financial Statements (Unaudited). However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. For example, the November 2014 Agreement expired on November 10, 2020, and July 2017 Agreement expired on August 5, 2020, and we chose not renew either arrangement. If we are unable to replace the November 2014 Agreement and/or the July 2017 Agreement with a favorable alternate whole loan sale opportunity, our revenue and liquidity may be negatively impacted, which may adversely affect our financial condition. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to the COVID-19 pandemic and other disruptions, as well as uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail our origination of loans. In addition, in July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is not possible to predict whether LIBOR will cease to exist after calendar year 2021, whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance, and any of these outcomes could increase our interest rate risk related to our Secured Financing which is currently tied to LIBOR. Changes in interest rates or foreign currency exchange rates could affect our interest expense, which could result in volatility in our results of operations, financial condition and cash flows.

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

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 84% of our total assets and Fair Value Notes represented 77% of our total liabilities as of September 30, 2020. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If net charge-off rates are in excess of expected loss rates, our business and results of operations may be harmed.*

Our unsecured personal loans are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a customer is unwilling or unable to repay them. A customer’s ability to repay us can be negatively impacted by increases in his or her payment obligations to other lenders under mortgage, credit card and other loans, or loss of employment due to economic turmoil, particularly in light of the COVID-19 pandemic. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, the success of any economic assistance program or stimulus legislation due to COVID-19 is unknown, and we cannot determine the impact of any such program has had or will have on our net charge-off rates.

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

Our results of operations and financial condition and our customers’ willingness to borrow money from us and ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.*

Uncertainty and negative trends in general economic conditions in the United States and abroad, historically have created a difficult operating environment for our business and other companies in our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, our customers’ willingness to incur loan obligations and/or affect our customers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, immigration policies, gas prices, energy costs, government shutdowns, delays in tax refunds, significant tightening of credit markets and interest rates, as well as events such as natural disasters, acts of war, terrorism, social unrest, catastrophes, epidemics and pandemics, including COVID-19.

In addition, major medical expenses, divorce, death or other issues that affect our customers could affect our customers’ willingness or ability to make payments on their loans. Further, our business currently is heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted towards consumer credit. If the United States experiences an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenue, earnings and cash flows. If our customers default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us. For example, since the beginning of January 2020, the COVID-19 pandemic has caused disruption and volatility in the global financial markets and the continued spread of COVID-19 has led to an economic slowdown resulting in an increase in unemployment levels and affecting our customers' ability to satisfy their obligations. In addition, the cost to service our loans has and may continue to increase without a corresponding increase in our interest on loans. As a result of the COVID-19 pandemic, we have and may continue to be exposed to increased credit risk from our customers and third parties who have obligations to us.

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

Negative publicity or public perception of our industry or our company could adversely affect our reputation, business and results of operations.*

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of the proprietary credit risk model, privacy and security practices, collection practices, litigation, regulatory compliance and the experience of customers, even if inaccurate, could adversely affect our reputation and the confidence in our brand and business model. For example, on July 28, 2020 we published a press release and a blog post announcing, among other things, changes to our legal collections practices to better align with our mission. In the blog post, we acknowledged that this move was partially the result of inquiries we received from certain consumer advocates and media outlets. Despite our responsiveness to the inquiries, certain media outlets chose to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new customers and retaining existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will continue to maintain a good relationship with customers.

Consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict the dollar amount, interest rate, or other terms of consumer loans, particularly “small dollar” loans and those with short terms. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which may be higher than the interest typically charged by issuers to consumers with more historical creditworthiness; for example, some groups are critical of loans with APRs greater than 36%. The consumer groups, public officials and government and media reports frequently characterize these short-term consumer loans as predatory or abusive toward consumers. In August 2020 we implemented an APR cap of 36% for all newly originated loans, however, until such previously originated loans are paid-off, a portion of our portfolio will consist of loans with APRs greater than 36%. If the negative characterization of short-term consumer loans becomes associated with this remaining portion of our portfolio, our business model or loan terms, even if inaccurate, demand for our consumer loans could significantly decrease, and it could be less likely that investors purchase our loans or our asset-backed securities, or our lenders extend or renew lines of credit to us, any of which could adversely affect our results of operations and financial condition.

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

The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter into the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. We primarily compete with other consumer finance companies, credit card issuers, financial technology companies and financial institutions, as well as payday lenders and pawn shops focused on low- and moderate-income customers. Many of our competitors operate with different business models, such as lending as a service, lending through partners or point-of-sale lending, have different cost structures or participate selectively in different market segments. We may also face competition from companies that have not previously competed in the consumer lending market for customers with little or no credit history. For example, it is possible that the companies commonly referred to as “challenger banks” offering low-cost digital only deposit accounts may also begin to offer lending products catered to LMI customers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. Many of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, strategic partnerships, brand and reputation. Our competitors may also have longer operating histories, lower financing costs or costs of capital, more extensive customer bases, more diversified products and customer bases, operational efficiencies, more versatile technology platforms, greater brand recognition and brand loyalty and broader customer and partner relationships than we have. Our competitors may be better at developing new products, responding more quickly to new technologies and undertaking more extensive marketing campaigns. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the demand for our products could stagnate or substantially decline, or our products could fail to maintain or achieve more widespread market acceptance.

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

We may change our strategy or underwriting and servicing practices, which may adversely affect our business.*

We may change our strategy or any of our underwriting guidelines at any time without notice or the consent of our stockholders. For example, given the economic crisis resulting from the COVID-19 pandemic, in late March 2020, we significantly tightened our underwriting criteria. In addition, in August 2020, we implemented a nationwide 36% APR cap for newly originated loans which may have a potential impact on our yield or other unanticipated impacts that could adversely affect our results of operations and financial condition. We may also decide to retain more loans rather than sell them to third parties. We continue to evaluate our business strategies and underwriting and servicing practices and in the future, may make additional changes, including due to changing economic conditions, regulatory requirements and industry practices. For example, on July 28, 2020, we published a press release and a blog post announcing, among other things, changes to our legal collections practices to better align with our mission, including a reduction in future case filings. Any of these changes could result in us holding a loan portfolio with a different risk profile from our current risk profile. Additionally, a change in our strategy or underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk, all of which could adversely affect our business, results of operations and financial condition.

We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.

We intend to continue expanding into new geographic regions, including through strategic partnerships. We can provide no assurance that we will achieve similar levels of success, if any, in the new geographic regions where we do not currently operate. In addition, each of the new states where we do not currently operate may have different laws and regulations that apply to our products and services. As such, we expect to be subject to significant additional legal and regulatory requirements, including various federal and state consumer lending laws. We have limited experience in managing risks and the compliance requirements attendant to these additional legal and regulatory requirements in new geographies or related to strategic partnerships. The costs of compliance and any failure by us to comply with such regulatory requirements in new geographies could harm our business. If our partners decide to or are no longer able to provide their services, we could incur temporary disruptions in our loan transactions or we may be unable to do business in certain states or certain locations.

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

We follow procedures to verify each customer’s identity, income, and address, which are designed to minimize fraud. These procedures may include visual inspection of customer identification documents to ensure authenticity, review of paystubs or bank statements for proof of income and employment, and review of analysis of information from credit bureaus, fraud detection databases and other alternative data sources for verification of identity, employment, income and other debt obligations. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. If any of our procedures are not followed, or if these procedures fail, fraud may occur. Additionally, there is a risk that following the date of the loan application, a customer may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income or experienced other adverse financial events. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our results of operations, brand and reputation and require us to take additional steps to reduce fraud risk, which could increase our costs.

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

As of September 30, 2020, 57%, 26%, 5%, and 5% of our Owned Principal Balance at End of Period related to customers from California, Texas, Illinois, and Florida, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

Changes in immigration patterns, policy or enforcement could affect some of our customers, including those who may be undocumented immigrants, and consequently impact the performance of our loans, our business and results of operations.

Some of our customers are immigrants and some may not be U.S. citizens or permanent resident aliens. We follow appropriate customer identification procedures as mandated by law, including accepting government issued picture identification that may be issued by non-U.S. governments, as permitted by the USA PATRIOT Act, but we do not verify the immigration status of our customers, which we believe is consistent with industry best practices and is not required by law. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policy or enforcement could cause some customers to emigrate from the United States, either voluntarily or involuntarily, or slow the flow of new immigrants to the United States. Changes to current laws or the adoption of new laws could make it more difficult or less desirable for immigrants to work in the United States, resulting in increased delinquencies and losses on our loans or a decrease in future originations due to more difficulty for potential customers to earn income. In addition, if we or our competitors receive negative publicity around making loans to undocumented immigrants, it may draw additional attention from regulatory bodies or consumer advocacy groups, all of which may harm our brand and business. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action.

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

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Interest rate changes may require us to make adjustments to the fair value of our Fair Value Loans or Fair Value Notes, which may in turn adversely affect our results of operations. For instance, interest rates recently declined significantly. When interest rates fall, the fair value of our Fair Value Loans increases, which increases Net Revenue. In addition, decreasing interest rates also increase the fair value of our Fair Value Notes, which reduces Net Revenue. Because the duration and fair value of our loans and asset- backed notes are different, the respective changes in fair value did not fully offset each other resulting in a negative impact on Net Revenue. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations and financial condition. In August 2020, we implemented a nationwide 36% APR cap for newly originated loans, which we expect will reduce our interest rate spread and may have an adverse effect on our business, results of operations and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.*

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated, as well as during the COVID-19 pandemic. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. These new mobile technologies may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. If the level of our fraud losses increases, our results of operations could be harmed, our brand and reputation may be negatively impacted, we may be subjected to higher regulatory scrutiny and our costs may increase as we attempt to reduce such fraud.

Security breaches of customers’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.*

We are increasingly dependent on information technology systems and infrastructure, including mobile and cloud-based technologies, to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including the personal information, credit information and other sensitive data of our customers and potential customers. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Significant disruptions of our, our third-party vendors’ and/ or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. In August 2019, we identified an incident involving unauthorized access to a small number of company email accounts. Forensic investigation indicated that a small amount of consumer and employee sensitive information was contained in these email accounts, which resulted in breach notices sent and credit monitoring provided to approximately 700 consumers, and notices sent to employees in Mexico in accordance with Mexican law.

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

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our customers, our people and our culture and is consistently reinforced to and by our employees. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. In addition, the widespread stay-at-home orders resulting from the COVID-19 pandemic have required us to make substantial changes to the way that the vast majority of our employee population does their work. Any failure to preserve our culture, including a failure due to the growth from becoming a public company or resulting from remote work arrangements, could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of September 30, 2020, we had 1,546 employees in three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Mexico, Colombia, and Jamaica, and may in the future include additional locations in other countries. In addition, we opened a technology development center in India in 2019. We have engaged vendors that utilize employees or contractors based outside of the United States. As of September 30, 2020, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 521 full-time equivalents in Mexico, Colombia, Jamaica and India. These activities in Mexico, Colombia, Jamaica, India and other future locations are subject to inherent risks that are beyond our control, including:

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

To comply with Section 404A of the Sarbanes-Oxley Act, we may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (the "SEC") or other regulatory authorities, adversely affect our ability to access the credit markets and sell additional equity and commit additional financial and management resources to remediate deficiencies.

Our business is subject to the risks of natural disasters, public health crises and other catastrophic events, and to interruption by man-made problems.*

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, pandemics or other public health crises, power outages or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. Our headquarters is located in the San Francisco Bay Area, and our systems are hosted in multiple data centers across Northern California, a region known for seismic activity and wildfires and related power outages. Additionally, certain of our contact centers and retail locations are located in areas prone to natural disasters, including earthquakes, tornadoes and hurricanes, and certain of our retail locations and our contact centers may be located in areas with high levels of criminal activities.

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

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, from time to time we have temporarily closed a few of our retail locations due to public health orders or other concerns relating to the COVID-19 pandemic, which we believe partially contributed to the decrease in Aggregate Originations in the three and nine months ended September 30, 2020 as compared to the corresponding periods ending September 30, 2019. We may have to close retail locations as necessary due to public health orders or other concerns relating to the COVID-19 pandemic. The closure of additional retail locations would further adversely affect our loan originations, results of operations and financial condition.

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

Our business is subject to numerous federal, state and local laws and regulations. Following the financial crisis that began in 2008, supervisory efforts to enact and apply relevant laws, regulations and policies have become more intense. Statutes, regulations and policies affecting lending institutions are continually under review by Congress, state legislatures and federal and state regulatory agencies. Further changes in laws or regulations, or the regulatory application or interpretation of the laws and regulations applicable to us, could adversely affect our ability to operate in the manner in which we currently conduct business. Such changes in, and in the interpretation and enforcement of, laws and regulations may also make it more difficult or costly for us to originate additional loans, or for us to collect payments on our loans to customers or otherwise operate our business by subjecting us to additional licensing, registration and other regulatory requirements in the future. For instance, bills have been introduced in Congress and in several states in recent years proposing various usury caps and other provisions that could otherwise greatly restrict the rates and fees that lenders can charge customers for late and returned payments. Although there is no evidence that such bills would ever be enacted into law, if such a bill were to be enacted, it would greatly restrict profitability for us.

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

Our failure to comply with the regulations in the jurisdictions in which we conduct our business could harm our results of operations*.

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

State attorneys general have stated their intention to fill any void left by diminished CFPB enforcement and have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices. The California Consumer Financial Protection Law passed on September 30, 2020, with an effective date of January 1, 2021, expands the jurisdiction of and reorganizes the existing state regulator to have broad authority over providers of financial services and products and gives the regulator broad enforcement authority against covered persons with respect to unfair, deceptive or abusive act and discrimination violations. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general. Should the CFPB decrease its enforcement activity under the Trump administration, we expect to see an increase in actions brought by state attorneys general.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations, but we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have an adverse effect on our operations. There is also a chance that a regulator will believe that we or our service providers or strategic partners should obtain additional licenses above and beyond those currently held by us or our service providers, if any. Changes in laws or regulations applicable to us could subject us or our service providers to additional licensing, registration and other regulatory requirements in the future or could adversely affect our ability to operate or the manner in which we conduct business, including restrictions on our ability to open retail locations in certain counties, municipalities or other geographic locations.

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

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.*

We receive, transmit and store a large volume of personally identifiable information and other sensitive data from customers and potential customers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which broadly defines personal information and took effect on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections and provides for civil penalties for CCPA violations, in addition to providing for a private right of action for data breaches. On November 3, 2020, California approved the California Privacy Rights Act, or CPRA, that amends the CCPA to create new and additional privacy rights and obligations in California and creates the California Privacy Protection Agency to enforce the laws. Whereas we have implemented the CCPA, compliance with other current and future customer privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any violations of these laws and regulations may require us to change our business practices or operational structure, address legal claims and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

The Investment Company Act of 1940, as amended (the "Investment Company Act") contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company, including by relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

Our bank sponsorship products may lead to regulatory risk and may increase our regulatory burden.

We are currently in two bank sponsorship programs, one with MetaBank, N.A. for our prepaid debit card and one with WebBank for our credit card product. On November 10, 2020, we announced that we had entered into a bank sponsorship program agreement with Metabank, N.A. to offer unsecured installment loans, currently anticipated to launch in mid-2021. In addition, we continue to evaluate other options, including the possibility of obtaining a bank charter, in order to offer uniform installment loan product on a nationwide basis. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank sponsorship programs and may elect to alter standards or the interpretation of the standards applicable to these programs. For instance, the Colorado Credit Commissioner recently settled its lawsuit challenging two bank sponsorship programs requiring certain restrictions on such programs in order for them to continue in Colorado. Additionally, the OCC and FDIC recently issued "Valid when made" rules for which both regulators were sued by various states. The OCC also recently finalized a "true lender" rule but that rule is also expected to be challenged in court. The uncertainty of the federal and state regulatory environments around bank sponsorship programs means that our efforts to launch an installment loan product through a bank sponsor may not ultimately be successful, or it may be challenged by one or more states in which we launch such a program. Therefore, our efforts to launch an installment loan product through a bank sponsor may not ultimately be successful. Furthermore, federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards may limit the business activity of banks and affiliates under these structures and control the method by which we can conduct business. Regulation by a federal banking regulator may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny or limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

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

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.*

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the Secured Financing facility) and whole loan sale facilities. Our liquidity would be adversely affected by our inability to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For example, our securitizations contain collateral performance threshold triggers related to the three–month average annualized gross charge–off or net charge–off rate which, if exceeded, would lead to early amortization. We expect the economic impact of the COVID–19 pandemic to continue to cause our charge-offs to increase; depending upon how high charge–offs increase, the thresholds on our securitizations could be exceeded leading to an early amortization event. In addition, in response to the COVID-19 pandemic, we implemented certain credit tightening measures. Those measures, combined with lower customer demand, have led to lower originations. As such, to support our collateral requirements under our financing agreements, we have been using a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our backup servicer or another replacement servicer. If we are replaced as servicer to these loans, there is no guarantee that the backup services will be adequate. Any disruptions in services may cause the inability to collect and process repayments. For more information on covenants, requirements and events, see Note 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Our securitizations and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales market in the future, which may require us to seek more costly financing*.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 8,819,821 shares for issuance under our 2019 Equity Incentive Plan and 996,217 shares for issuance under our 2019 Employee Stock Purchase Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ( the "Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing standards of the Nasdaq Stock Market and other applicable securities rules and regulations, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

On September 30, 2019, we completed our initial public offering, (the "IPO"). The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232685), which was declared effective by the SEC on September 25, 2019. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1¥	Program Agreement, by and between Oportun, Inc. and MetaBank, N.A., dated as of August 11, 2020.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 10, 2020	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)