Form 10-K
period 2020-12-31
Oportun Financial Corp
filed 2021-02-23
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2020 as reported by the Nasdaq Global Select Market on such date was approximately $186.1 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of registrant’s common stock outstanding as of February 16, 2021 was 27,702,889.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Active Customers	Number of customers with an outstanding loan or an active credit card serviced by us at the end of a period. Active Customers includes customers whose loans are owned by us and loans that have been sold that we continue to service. Customers with charged-off accounts are excluded from Active Customers
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted for the impact of our election of the fair value option and further adjusted to eliminate the effect of the following items: income tax expense (benefit), COVID-19 expenses, stock-based compensation expense, depreciation and amortization, impairment charges, litigation reserve, origination fees for Fair Value Loans, net and fair value mark-to-market adjustment
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding. Weighted-average diluted common shares outstanding have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss), for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), COVID-19 expenses, stock-based compensation expense, impairment charges and litigation reserve, net of tax
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing total operating expenses (excluding COVID-19 expenses, stock-based compensation expense, impairment charges and litigation reserve) by Fair Value Pro Forma Total Revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by Average Fair Value Pro Forma total stockholders’ equity
Adjusted Tangible Book Value	Fair Value Pro Forma total stockholders' equity, excluding intangible assets and system development costs
Adjusted Tangible Book Value Per Share	Adjusted Tangible Book Value divided by common shares outstanding at period end. Common shares outstanding at period end have been adjusted to reflect the conversion of all preferred shares as of the beginning of each annual period.
Aggregate Originations	Aggregate amount disbursed to borrowers and purchases and cash advances, net of returns, on credit cards during a specific period. Aggregate Originations excludes any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Book Value	Total assets less total liabilities, or equal to total stockholders' equity
Book Value Per Share	Book Value divided by common shares outstanding at period end
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning customers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government such as a natural disaster, government shutdown or pandemic
Fair Value Loans (or "Loans Receivable at Fair Value")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods
Fair Value Pro Forma	In order to facilitate comparisons to periods prior to January 1, 2018, certain metrics included in this presentation have been shown on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued
Fair Value Pro Forma Total Revenue	Fair Value Pro Forma Total Revenue is calculated as the sum of Fair Value Pro Forma interest income and non-interest income. Fair Value Pro Forma interest income includes interest on loans and fees; origination fees are recognized upon disbursement. Non-interest income includes gain on sales, servicing fees and other income. We adopted ASU 2019-05 as of January 1, 2020 and as a result Fair Value Pro Forma Total Revenue and GAAP Total Revenue are equal for all prospective reporting periods
Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
First Payment Defaults	Calculated as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same period
GAAP	Generally Accepted Accounting Principles

Term or Abbreviation	Definition
Initial Fair Value Loans	All loans receivable held for investment that were originated on or after January 1, 2018
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Amortized Cost	Loans held for investment that were originated prior to January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 this line item has been eliminated for all prospective reporting periods
Loans Receivable at Fair Value (or "Fair Value Loans")	All Initial Fair Value Loans, together with the Subsequent Fair Value Loans
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period
Net Revenue	Net Revenue is calculated by subtracting interest expense and provision (release) for loan losses from total revenue and adding the net increase (decrease) in fair value.
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans sold, at the end of the period
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Subsequent Fair Value Loans	All loans receivable held for investment, previously measured at amortized cost for which we elected the fair value option upon adoption of ASU 2019-05, effective January 1, 2020
Secured Financing	Asset-backed revolving debt facility
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Forward-Looking Statements

This Annual Report on Form 10-K, including the documents referenced herein, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•our ability to increase the volume of loans we make;
•our ability to manage our net charge-off rates;
•our ability to successfully manage the potential adverse impact of the COVID-19 pandemic on our business, results and operations;
•our plans to consolidate a number of our retail locations
•our plans and timing for new product launches;
•our ability to successfully adjust our proprietary credit risk models and products in response to changing macroeconomic conditions and fluctuations in the credit market, including as a result of the COVID-19 pandemic;
•our expectations regarding our costs and seasonality;
•our ability to successfully build our brand and protect our reputation from negative publicity;
•our ability to expand our digital capabilities for origination and increase the volume of loans originated through our digital channels;
•our ability to increase the effectiveness of our marketing efforts;
•our ability to expand our presence in states in which we operate, as well as expand into new states, including through the successful development and execution of strategic partnerships, bank partnerships or by obtaining a national bank charter;
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

Summary of Risk Factors

Investing in our common stock involves risks. See Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a discussion of the following principal risks and other risks that make an investment in our common stock speculative or risky:

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
•If we are unable to collect payment and service the loans we make to customers, our net charge-off rates may exceed expected loss rates, our business and results of operations may be harmed.
•Our results of operations and financial condition and our customers’ willingness to borrow money from us and ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.
•Negative publicity or public perception of our company or our industry could adversely affect our reputation, business and results of operations.
•If we do not compete effectively in our target markets, our results of operations could be harmed.
•Our success and future growth depend on our Oportun brand and our successful marketing efforts across channels, and if we are unable to attract or retain customers, our business and financial results may be harmed.
•If we are unable to effectively execute our retail optimization strategy, our business and results of operations may be adversely affected.
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
•We are pursuing a national bank charter which could subject us to significant new regulation.
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

Overview

We leverage our digital platform to provide responsible consumer credit to hardworking people. Using models that are developed with Artificial Intelligence ("A.I.") and built on over 15 years of proprietary consumer insights and billions of data points, we have extended more than $9.8 billion in affordable credit, providing our customers with alternatives to payday and auto title loans. In recognition of our responsibly designed products, which help consumers build their credit history, and our service to the community, we have been certified as a Community Development Financial Institution (CDFI) by the U.S. Department of the Treasury, since 2009. CDFIs must have a primary mission of promoting community development, providing financial products and services, serving one or more defined low-income target markets, and maintaining accountability to the communities they serve.

Since our founding in 2005, we have empowered more than 1.8 million customers, through more than 4.1 million loans, saving them more than an estimated $1.8 billion in aggregate interest and fees compared to alternative products available to them, based on a study commissioned by us and conducted by the Financial Health Network (formerly known as the Center for Financial Services Innovation). We have helped over 890,000 customers who came to us without a FICO® score begin establishing a credit history. In addition, our proprietary credit scoring model and continually evolving data analytics have enabled us to maintain strong absolute and relative performance through varying stages of an economic cycle with net charge-off rates ranging between 7% and 9% from 2011 to 2019 and a 9.8% net charge-off rate for 2020.

Our Market Opportunity

We estimate that there are 100 million people living in the United States who find themselves outside the credit mainstream. According to a December 2016 study by the Consumer Financial Protection Bureau (“CFPB”), an estimated 45 million people in the United States are unable to access affordable credit options because they do not have credit scores. We believe there are another 55 million people in the United States who are "mis-scored," primarily because they have a credit history that is too limited to be accurately scored by the credit bureaus. Mainstream financial services such as banks typically rely on credit records maintained by nationwide credit bureaus and credit scores such as FICO® when making credit decisions. Online marketplace lenders, which have emerged as alternatives to banks, often are focused on customers with credit scores and robust credit histories. Other non-bank finance companies, including national and regional branch-based installment loan businesses, may serve those with damaged credit, but also place significant emphasis on credit scores and credit history. These lenders may also sell products such as credit insurance, which we believe may be ill-suited to meet the needs of our target customers.

Consequently, people outside the credit mainstream have to turn to alternatives with high rates and opaque payment terms ill-suited to their needs. These alternative lenders include high-cost installment, auto title, payday and pawn lenders. According to the Financial Health Network study that we commissioned, those products are on average more than four times more expensive with some options ranging up to eight times more expensive, than the cost of our offerings. These products may also be less transparent and structured with balloon repayments or carry fees that make the loan costly and difficult for the borrower to repay without rolling over into a subsequent loan. These lenders typically do not perform any ability-to-pay analysis to make sure that the borrower can repay the loan and often do not report the loans to the nationwide credit bureaus to help the customer establish a credit history. Establishing a credit history is important—it extends beyond just access to capital to various aspects of day-to-day life, such as credit checks by potential employers, landlords, internet and cell phone providers and beyond.

We also believe a significant portion of our customers proactively avoid many traditional and alternative financial service providers due to their distrust resulting from lack of pricing transparency and impersonal service; inability to provide service and loan disclosures in their preferred language; and inability to service customers through the channel of their choice. At Oportun, we strive to build strong, long-term relationships with our customers based on transparency and superior service across our convenient omni-channel platform.

In 2019, the U.S. market for consumers underserved by mainstream financial services was estimated by the Financial Health Network to be $196 billion. We believe our opportunity for future growth remains substantial, as our estimated share of the total market in 2019 was less than one percent based on our total revenue of $583.7 million for 2020 compared to an estimated $196 billion market for consumers underserved by mainstream financial services.

Beyond our core direct-to-consumer lending business, we believe that our proprietary credit scoring and underwriting model can be offered as a service to other companies. This Lending as a Service model is currently being piloted with our strategic partner, DolEx Dollar Express, Inc. (“DolEx”). In this partnership, DolEx will market loans and enter customer applications into Oportun’s system, and Oportun will underwrite, originate and service the loans. If successful, we believe we will be able to offer Lending as a Service to additional partners and thereby expand our reach into new consumer markets.

Our Solution

Consistent with our mission of financial inclusion, we design our products and services to be financially responsible and lower cost compared to market alternatives. We take a holistic approach to solve the needs of our customers and view it as our purpose to responsibly meet their current capital needs, help grow our customer’s financial profile, increase their financial awareness and put them on a path to establish a credit score.

Our application of A.I., specifically machine learning, to our unique alternative data set, allows us to rapidly build, test and develop our underwriting, pricing, marketing, fraud and servicing models across our business. This provides us with a strong competitive advantage and unique credit performance which allows us to offer a lower cost option to millions of customers. The current versions of our credit and fraud models were developed using 8.4 billion data points, and our targeted marketing models were developed making use of over 100 billion data points. Our solution delivers the following benefits:

•Expands access to affordable credit—Our A.I-driven technology platform is central to our business and we ingest billions of data points into our risk model development using traditional (e.g., credit bureau data) and alternative (e.g., transactional information, public records) data. This helps us to score 100% of the applicants who come to us, enabling us to serve more customers while minimizing risk. In comparison, incumbent financial institutions relying on traditional credit bureau-based and in some cases qualitative underwriting and/or legacy systems and processes either decline or inaccurately underwrite loans due to their inability to credit score our customers accurately.
•Quick and easy lending process—Our fully centralized and automated digital underwriting platform powers our ability to successfully preapprove borrowers in seconds after they complete an application process that typically takes as little as 8-10 minutes. Customers who are approved can receive their loan proceeds the same day.
•Transparent and trustworthy—Our loans are transparent, simple to understand, and are designed for customer success. We cap the APR for all newly originated loans at 36%, and our loans do not have prepayment penalties or balloon payments. As part of our responsible lending philosophy, we verify income for 100% of our personal loan customers, and we only make loans that our ability-to-pay model indicates customers should be able to afford after meeting their other debts and regular living expenses. To make sure a customer is comfortable with his or her repayment terms, the customer has the option to choose a lower loan amount or alternative repayment terms prior to the execution of the loan documents.
•Significant savings compared to alternatives—According to a study commissioned by us and conducted by the Financial Health Network, we save our customers an estimated $1,000 on their first loan with us compared to typically available alternative credit products, which are on average more than four times the cost of our loans, and some options range up to more than eight times the cost of our loans. For a typical new customer of ours, this equates to approximately one-third of their monthly net take-home pay. These savings create substantial benefits for our customers, allowing them access to liquidity during times of need, such as to help cover unexpected medical bills, repair their car that they rely upon to drive to work or to help pay off more expensive debt.
•Superior customer experience—We are available to work with our customers in the way they prefer and when it is convenient for them, online, over-the-phone, and in person seven days a week. In addition, our customers can make their loan payments via ACH, debit card or can pay online and in cash at Oportun retail locations, our partner locations, and at more than 55,000 third-party payment sites across the nation. Our employees embody our mission-driven approach, and, along with the speed and ease of use of our digital platform allows us to maintain a strong Net Promoter® Score, (“NPS”) that places us among the top consumer companies and is exceptional compared to legacy financial services companies.
•Rewarding customers when they demonstrate successful repayment behavior—We report payment history on every loan we make to nationwide credit bureaus, and since inception, have helped over 890,000 customers who came to us without a FICO® score begin establishing a credit history. In addition, we generally are able to offer customers who repay their loan and return to us for a subsequent loan a new loan that is on average, approximately $1,200 larger than their previous loan.

Our Lending Platform
Over the last 15 years of lending, we have developed a deep data-driven understanding of our customers’ needs through a combination of the rigorous application of A.I., the use of alternative data sets and continuous customer engagement, allowing us to continuously refine and tailor our platform and product set to our customers. Our technology is crucial to our approach and provides us a competitive advantage, unique credit performance, and a lower cost option to millions of consumers.

In response to the COVID-19 pandemic, we initiated a series of refinements to our scoring and decisioning platform based on real-time data and analysis. This serves as a testament to the adaptability and nimbleness of our scoring and decisioning platform. In response to changing macroeconomic conditions, we are able to respond, implement, and test the updates to our model quickly due to the adaptability of our underwriting, risk management, and fraud models. As a result, our 2020 annualized net charge-off rate rose to only 9.8% which was above our targeted range of 7 to 9% which we had maintained since 20.

Our lending platform has the following key attributes:

•Unique, large and growing data set that fuels our risk scoring models—In developing our risk scoring models, we leverage billions of data points derived from our research and development of alternative data sources and our proprietary data accumulated from more than 9.5 million customer applications, 4.1 million loans and 88.7 million customer payments to score 100% of the applicants who come to us, enabling us to serve millions of consumers others cannot.
•Virtuous cycle of risk model improvement—Our lending platform leverages machine learning processes large amounts of alternative along with traditional credit bureau data to assess creditworthiness across over 1,000 end nodes. The speed at which we can incorporate new data sources, test, learn, and implement changes into our scoring and decisioning platform allows for highly managed risk outcomes and timely adjustments to changes in consumer behavior or economic conditions. As our data set grows, our proprietary risk models can more accurately assess, price and manage risk, so we can diversify our product offerings, and grow our customer base.
•Scalable and rapidly evolving—Powered by A.I., our automated model development workflows enable us to develop and deploy a new credit risk model in as little as 25 days. We believe this is a process that can typically take 6-12 months for traditional lenders with legacy technology platforms. This quick turnaround time for a new scoring model allows us to quickly incorporate new data sources into our models or to react to changes in consumer behavior or the macroeconomic environment. We use this platform to rapidly build and test strategies across the customer lifecycle, including through direct mail and digital marketing targeting, underwriting, pricing, fraud and customer servicing.
•Refined fraud management—Our A.I.-driven fraud model helps us prevent fraud and manage risk. Our technology enables our model to learn how to deal with fraudulent and unusual activity by ingesting extensive data points including customer information as well as information from credit bureaus, fraud detection databases and other alternative data sources. Based on our calculations, early results indicate that our fraud model performs twice as effectively than commercially available alternatives.
•100% automated and centralized decision making—Fully automated and centralized decision making that does not allow any manual intervention enables us to achieve highly predictable credit performance and rapid, efficient scaling of our business.

Our Products

Personal Loans

Our personal loan serves as a responsible alternative to payday loans; a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2020, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 34 months and 32.7%, respectively. The average loan size for loans we originated in 2020 was $3,058. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of six to 51 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our customers' receipt of their wages. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria.

We fully re-underwrite all loans to returning customers and require all customers to have successfully repaid their previous loan before disbursing their new loan, with the exception of our “Good Customer Program.” Under our Good Customer Program, for certain of our best performing, low-risk customers, we will extend a new loan prior to receiving full repayment of their existing loan. In accordance with our policy to allow a customer to have only one personal loan outstanding, the new loan proceeds are used to pay off the prior loan and the excess amount is disbursed to the customer. Customers qualify for the Good Customer Program if they have made substantial progress in repaying their current loan, meaning they have repaid at least 40% of the original principal balance of the loan, are current on their loan and have made timely payments throughout the term of the loan. In recognition of good payment behavior, we typically grant returning customers, whether under the Good Customer Program or not, a lower rate on subsequent loans. As of December 31, 2020, returning customers, including Good Customer Program customers as well as customers who pay us off and return later for another loan, comprised 85% of our owned principal balance outstanding at the end of the period.

Credit Cards and Auto Loans

Since we launched the Oportun® Visa® Credit Card, issued by WebBank, in December 2019, we now offer our credit card product in 33 states. In addition, in April 2020, we launched personal loans secured by an automobile (“secured personal loan”) on a limited basis in California and expect to expand into additional states. In order to focus our resources on our secured personal loan product, we shifted our strategy away from purchase money auto loans. Due to the recent introduction of our credit card and secured personal loan products, the percentage of our principal balance attributable to these products is minimal compared to our core personal loan product.

Our Business Model

Our A.I.-driven technology platform derives data-driven customer insights to deliver a low cost of acquisition, enabling customer loan growth with low levels of credit losses and high risk-adjusted yields. Low and stable losses allow us to access capital at an attractive cost of funds, and our technology-driven approach generates improvements in our operating efficiency. Growing our high risk-adjusted yielding portfolio at low cost of funds, with improving operating efficiency, drives our profitability and enables increased investment in technology which only furthers our mission-aligned growth.

Components of the business model include:

Efficient customer acquisition—Through the application of A.I., we aim to increase our brand awareness, penetrate a greater percentage of our serviceable market and acquire customers at a low cost. Similar to our lending platform, our marketing engine applies machine learning and ingests billions of data points derived from millions of customer interactions, which enables us to rapidly build and test strategies across the customer lifecycle and drastically shorten processing time for campaigns across various marketing channels, including targeted digital and direct mail marketing.

We believe our Customer Acquisition Cost of $134 and $199 in 2019 and 2020, respectively, compares favorably to other lenders. We are applying our experience and use of A.I. and alternative data from our direct marketing campaigns to leverage aggregators like Credit Karma. We are enabling new marketing and acquisition channels, such as partnership channels, and intend to continue investing in marketing capabilities that can be applied to increase the volume and effectiveness of our targeted digital campaigns. We believe that utilizing these new marketing capabilities will allow us to efficiently scale the partnership with MetaBank, N.A. and to drive origination growth in all states. In addition, our exceptional NPS and success with customer referrals should help accelerate our brand recognition.

High Risk Adjusted Yields—Our A.I.-driven credit models enable us to originate loans with low and stable loss rates. Our net-charge-off rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the pandemic. Because the borrowing options typically available to our customers are on average four times the rates we charge, our loans with an average APR of 32.7% provide our customers with significant savings while providing us with an attractive risk adjusted yield in the mid-20's.

Low-cost term funding—Our consistent and strong credit performance has enabled us to build a large, scalable and low-cost debt funding program to support the growth of our loan originations. To fund our growth at a low and efficient Cost of Debt, we have built a diversified and well-established capital markets funding program which allows us to partially hedge our exposure to rising interest rates by locking in our interest expense for up to three years. Over the past seven years, we have executed 14 bond offerings in the asset-backed securities market, the last 11 of which include tranches that have been rated investment grade. We also have a committed three-year, $400 million secured line of credit, which funds our loan portfolio growth. Additionally, we sell between 10% to 15% of our core personal loan originations to an institutional investor under a forward commitment at a fixed price to demonstrate the value of our loans, increase our liquidity and further diversify our sources of funding. For the year ended December 31, 2020, our Cost of Debt was 4.1%. As of December 31, 2020, over 80% of our debt was at a fixed cost.

Operating Efficiency—To build our business, we have made, and will continue to make, significant investments in A.I., our proprietary digital platform, technology infrastructure, compliance and controls. We believe those investments will continue to enhance our Operating Efficiency and will improve our profit margins as we grow. Prior to the pandemic, we drove consistent improvements in operating efficiency from 2016 to 2019, as we scaled our business. We had Operating Efficiency of 67.4% and 60.4% for the years ended December 31, 2020 and 2019, respectively. We had Adjusted Operating Efficiency of 61.1% and 57.2% for the years ended December 31, 2020 and 2019, respectively. For more information about the non-GAAP financial measures discussed above, and for a reconciliation of these non-GAAP financial measures to their corresponding GAAP financial measures, see "Non-GAAP Financial Measures."

Our Growth Strategy

Our virtuous cycle centers around our customers, with A.I. and our digital platform accelerating our momentum and ability to efficiently, responsibly, and responsively serve even more customers. By improving each of our competitive advantages, we are able to grow our addressable market and increase customer satisfaction and loyalty.

Grow our loyal customer base

We leverage machine learning to rapidly build and test strategies across the customer lifecycle, including through targeted digital and direct mail marketing, underwriting, pricing, fraud and customer servicing. We plan to invest in technology and mobile-first experiences to further simplify the loan process for returning customers. We are also investing in our targeted digital marketing capabilities in 2021 to drastically shorten the processing time for campaigns and leveraging these capabilities in partnerships. In 2020, we enhanced our mobile platform, which is our fastest growing channel, to add additional features that simplified and expedited the origination and payment processes, including focusing on automated verification, touchless loans and increasing approval rates, in order to improve the customer experience. We also believe that as we scale new products and services, such as secured personal loans and credit cards, we will further improve customer loyalty and increase customer lifetime value. All of these new capabilities will be important in scaling the MetaBank partnership, and we expect that the partnerships with both MetaBank and DolEx will enhance our ability to attract new customers in our expanding geographic footprint.

Build on our data and technology strengths

We expect to continue to invest significantly in our credit, data analytics and technology capabilities. The evolution of our proprietary risk model enables us to underwrite more customers and make more credit available to new and returning customers, while maintaining consistent credit quality, which we believe benefits our direct-to-consumer lending as well as our ability to offer partners our Lending as a Service capability. The continuous development and rapid deployment of our credit models enabled by machine learning creates a virtuous cycle that increases our customer base and our alternative data set, improving our underwriting tools and ability to grow profitably.

We also intend to invest further in our digital origination and servicing platform as these capabilities give us a path for continued growth in a capital efficient manner. A shift to mobile preference among our customers was occurring gradually prior to 2020. The pandemic further accelerated the adoption of our digital channels, and we believe that for many of our customers, this shift will be permanent. We believe we can increase conversion rates in our fastest growing channel, mobile, by further developing our automatic verification and touchless loan capabilities. In addition, we utilize the application of machine learning to our proprietary data set identify ways to increase approval rates while keeping risk stable.

Along with enhancing our origination capabilities, we are planning to further expand our digital self-service processes. During the pandemic, we have built out a robust communications engine that delivers solutions such as hardship deferrals and rewrites to customers through multiple channels. Customers can self-serve on a mobile device for easy payments with a few clicks, execute a hardship restructure or an Emergency Hardship Deferral. Clearly communicated benefits, along with customized offers and the ability to self-serve, have improved contact rates and customer outcomes. In 2021, we plan on further leveraging A.I. to determine the best communication channel for reaching a customer and offering them a solution that best fits their situation to further drive improved customer outcomes.

Use our technology to power our channel ecosystem

Our digital platform enables end-to-end process management, from loan application through disbursement, to servicing and collections, allowing our customers to interact with us and seamlessly move between online, over-the-phone, and in person experiences seven days a week. With 65% of our new applications initiated online in the fourth quarter of 2020, we will continue to enhance our digital capabilities to simplify and expedite the origination and payment processes which we believe will improve the customer experience and increase customer lifetime value.

In addition, we believe we can drive additional customer growth by enabling new marketing and acquisition channels. For example, we will leverage our underwriting capabilities through our strategic partnership with DolEx, where DolEx will provide certain loan origination services, including marketing, using Oportun-approved materials; collecting information and assisting consumers with Oportun’s loan application and loan document execution; and certain customers can receive loan proceeds at a DolEx location. Oportun will underwrite, originate and service all loans made pursuant to this partnership, which started with an initial launch in stores in Florida in December 2020 and will be expanding to other states soon. As a pilot for our Lending as a Service offering, the DolEx relationship represents a new channel for growth in Oportun’s business, and we believe this initial offering can serve as the foundation for signing up additional strategic partners.

Expand our geographic reach

We are continuing to expand our geographic presence in existing states and enter new states. We currently offer our personal loan product in 12 states and offer our Oportun® Visa® Credit Card in 33 states. Our secured personal loans are currently available in California and we plan to expand the product into additional states. In addition through a partnership with MetaBank, N.A., a national bank, we are working to offer our personal loans in 30 additional states around mid-2021, initially through our mobile channel. Our intention is to offer loan products that are the same as our state-licensed, unsecured personal loans, with APRs capped at 36%. We estimate that by expanding across the nation through the MetaBank partnership we can nearly double our serviceable addressable market. In November 2020, we began the application process to obtain a national bank charter. If approved, we will be able to provide service to customers in all 50 states.

Expand product and service offerings

In line with our mission, we are constantly evaluating the needs of our customers. Our data indicates that approximately 50% of our customers who come to us initially without a credit score eventually take out a revolving credit card and approximately 30% take out an auto secured loan. To meet this demand, we are leveraging our unique business model, including our technology and risk models, to develop additional consumer financial services and products, including secured personal loans and credit cards. In December 2019, we launched the Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, and currently offer this product in 33 states states. In addition, in April 2020, we launched personal loans secured by an automobile ("secured personal loans") on a limited basis in California and expect to expand into additional states. Over time, we expect to continue to evaluate opportunities both organically and through acquisition to provide a broader suite of products and services that address our customers’ financial needs in a cost effective and transparent manner, leveraging the efficiency of our existing business model. For example, if our application to obtain a national bank charter is approved, in addition to our consumer lending offerings, we intend to provide customers with FDIC-insured deposit services.

Giving at Oportun

We understand that our long-term success is linked to the success of our customers and the communities we serve. That is why we annually dedicate one percent of our net profits to support charitable programs and nonprofit partnerships that help strengthen the communities in which we operate, and in which our employees live and work. Our employee volunteer program enables global team members to donate their time to support charitable organizations and the Company matches employee contributions to eligible non-profit organizations.

Our Competition

We primarily compete with other consumer finance companies, credit card issuers, financial technology companies and financial institutions, as well as other nonbank lenders serving credit-challenged consumers, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on low-and-moderate income customers. We may also face competition from companies that have not previously competed in the consumer lending market for customers with little or no credit history. For example, it is possible that the companies commonly referred to as “challenger banks” offering low-cost digital only deposit accounts may also begin to offer lending products catered to low- and middle-income customers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. While the consumer lending market is competitive, we believe that we can serve our target market with products that lead to better outcomes for consumers because they help establish credit and accelerate their entrance into the mainstream financial system. On the contrary, the offerings of payday, auto title and pawn lenders, for example, are provided at rates that are too expensive relative to the borrowers’ ability to pay, are often structured in a way that forces borrowers to become overextended, and typically lack the personalized touch that is essential to cultivating the trust of our target customer base. Few banks or traditional financial institutions lend to individuals who do not have a credit score. Those individuals that do have a credit score, but have a relatively limited credit history, also typically face constrained access and low approval rates for credit products.

The principal competitive factors in our sector include customer approval parameters (often described informally as “credit box”), price, flexibility of loan terms offered, customer convenience and customer satisfaction. We believe our technology, responsible construction of our products, omni-channel network and superior customer value proposition allow us to compete favorably on each of these factors. Going forward, however, our competition could include large traditional financial institutions that have more substantial financial resources than we do, and which can leverage established distribution and infrastructure channels. Additionally, new companies are continuing to enter the financial technology space and could deploy innovative solutions that compete for our customers. See “Risk Factors - If we do not compete effectively in our target markets, our results of operations could be harmed” and “Risk Factors - Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.”

Regulations and Compliance
The U.S. consumer lending industry is highly regulated under state and federal law. We are subject to examination, supervision and regulation by each state in which we are licensed. We are also currently, and expect in the future, to be regulated by the Consumer Financial Protection Bureau, (CFPB). In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as many state statutes provide a mechanism for state attorneys general to investigate us. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. Federal consumer protection laws that these regulators may enforce include laws related to the use of credit reports and credit reporting accuracy, data privacy and security, disclosure of applicable loan terms, anti-discrimination laws, laws protecting members of the military, laws governing payments, including recurring ACH payments and laws regarding electronic signatures and disclosures.

We are also subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which we do business. Many states have laws and regulations that are similar to the federal consumer protection laws referred to above, but the degree and nature of such laws and regulations vary from state to state. State laws also further dictate what state licenses we need to conduct business and also regulate how we conduct our business activities.

We are compliant with the USA PATRIOT Act, Office of Foreign Assets Control, Bank Secrecy Act, Anti-Money Laundering laws, and Know-Your-Customer requirements and certain state money transmitter laws.

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

We have deep experience with deploying secure environments and have partnered with industry-leading cloud service providers to host, manage and monitor our mission-critical systems. If required, sensitive data at rest is encrypted with industry standard advanced encryption standards, using keys that we manage. We ensure our network security with redundant multi-protocol label switching, circuits and site-to-site virtual private networks that provide a secure, private cloud network and allow us to monitor our sites behind our secure firewalls. Because we collect and store large amounts of customer personally identifiable information, we have invested in industry-proven methods of information security and we take our obligations to protect that information and avoid data breaches very seriously. These activities are supplemented with real-time monitoring and alerting for potential intrusions.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. For the three months ended December 31, 2020, our business exhibited growth in originations and revenue, normalization of our credit performance, and improved profitability. However, prior to the pandemic, we historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our customers' available cash flow around the holidays. General increases in our customers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our customers’ borrowing needs. We experienced this seasonal trend in 2019, consistent with prior years. The economic impact of COVID-19 has disrupted these seasonal trends in March and for the remainder of 2020. The disruption to our typical seasonal trends may continue to occur in subsequent periods.

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

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the United States and many other jurisdictions around the world. We will pursue additional trademark registrations to the extent we believe it will be beneficial. We also have registered domain names for websites that we use in our business. We may be subject to third party claims from time to time with respect to our intellectual property. See "Item 3. Legal Proceedings" for more information.

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

Our People

At Oportun, we are building a community of employees, partners, and customers who support each other on the path to new opportunities, because we believe that when we work together, we can make life better. To this end, below are some of the initiatives in which we are engaged:

•Employee Engagement – We conduct an annual engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our people strategies for the year ahead. Approximately 73% of our employees participated in our 2020 employee engagement survey, of which 78% reported that they were satisfied with Oportun as a place to work and 82% reported that they were proud to work at Oportun. In addition, in response to the COVID-19 pandemic, we also conducted company-wide pulse surveys throughout 2020 to assess how employees were feeling, what support they needed from Oportun, and the progress of initiatives adopted by Oportun. In response to employee responses, we enhanced our internal communications efforts, such as opening an employee hotline for pandemic-related questions and sending out daily briefings to customer-facing teams. We also adopted measures focused on promoting employee health and providing additional safety and mental wellness, and other wellness topics.

•Diversity and Inclusion – The vast majority of Oportun employees identify as people of color or women and the majority of each level of Oportun’s leadership team(1) identifies as either women or people of color. We strive to promote and maintain a diverse and inclusive workforce that both enables us to better understand and serve the communities that we serve. In 2020, we launched a global diversity, equity, and inclusion (DEI) initiative to actively assess and build on the progress we have made as an organization, including establishing a DEI council comprising a representative group of employees. Our team members have also organized and launched several employee resource groups to support diversity initiatives that are each supported by senior Oportun leaders.

•Employee Health and Safety – As we continue to monitor the global spread of COVID-19, we have quickly implemented company-wide measures to create a “culture of safety,” and we will continue to adapt our efforts to prioritize the safety of our employees and our customers. Our health and safety management system incorporates processes to proactively assess risks to the health and safety of our employees and the community, as well as tracking compliance, incidents, inspections, and corrective actions and we require employees to conduct extensive training every year on health and safety topics.

•Employee Hardship Support – Our Oportun Employee Assistance Fund is available to help employees who were experiencing hardships apply for cash support for emergency needs like food, rent and mortgage relief. Oportun matches any employee donations to this fund.

•Community Outreach and Engagement – Our community activities are focused on improving the communities of our customers and employees. We team with community and nonprofit partners to provide employees with opportunities to contribute directly to our local communities through our annual volunteer events, volunteer paid-time off and employee gift matching program.

During 2020, to address the safety and health of our employees due to the COVID-19 pandemic, we implemented the following, among other steps:

•Provided a meaningful short-term increase in the take-home pay of our hourly retail employees. We also offered supplemental pay of up to 14 days if that employee’s retail location was forced to close due to the COVID-19 pandemic and related governmental responses and that employee was unable to work from home due to the nature of their job.

•Provided supplemental childcare expense reimbursements for our essential employees who worked in retail locations for a limited amount of time; and

•Transitioned more than 800 of our contact center employees to work remotely and implemented employee screening and social distancing requirements in contact centers that remained open.

We had 2,725 full-time and 424 part-time employees worldwide as of December 31, 2020. This includes 577 corporate employees in the United States, of which 278 employees are dedicated to technology, risk, analytics, A.I., and data science.

(1) Leadership is defined as Directors, Senior Directors, Vice Presidents and above, inclusive of the Board of Directors. People of color is defined using the self-reported EEOC classifications of Black or African American, Hispanic or Latino, Asian, American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, and Two or More Races.

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

We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (www.oportun.com), the investor relations section of our website (investor.oportun.com), as well as social media, including our LinkedIn page (https://www.linkedin.com/company/oportun/) and Twitter account (@Oportun). The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, results of operations and financial condition. The following risks could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Many of our customers have been and may continue to become impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home" orders). These events have caused and may continue to cause a significant increase in unemployment, decreased consumer spending and economic deterioration. In addition, the continued impact of the COVID-19 pandemic has adversely affected our business in a number of ways, including a decreased demand for our products, which, combined with our credit tightening, has decreased originations, which could negatively impact our liquidity position and our growth strategy. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and charge-offs and may cause other unpredictable and adverse events. If the pandemic continues or worsens, there may be continued or heightened impact on demand for our loans and on our customers’ ability to repay their loans.

Similar to relief options we have previously offered to customers impacted by natural disasters such as hurricanes and wildfires, we have and are continuing to offer payment relief options to customers impacted by the COVID-19 pandemic, including emergency hardship programs, reduced payment plans, late fee waivers and other customer accommodations. Unlike the relief options offered for natural disasters, which were limited to the affected geographies, COVID-19 related relief is being offered in all states in which we do business and has and may continue to adversely affect our business, financial condition, results of operations, and cash flows. Legal, regulatory and media concerns about the lending industry in general, or our practices, during the COVID-19 pandemic could result in additional restrictions affecting the conduct of our business in the future either due to regulatory requirements or made voluntarily due to reputational or other pressures. These changes could include, but not limited to, requirements that we waive or lower interest, payments, or otherwise alter our collection practices or forgive debt for those impacted by COVID-19. If we implement any of these changes, such changes could adversely affect our income and other results of operations in the near term, make collection of our personal loans more difficult, reduce income received from such loans or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to such loans.

We have incurred COVID-19 related expenses for items and services including sanitation kits, facilities equipment, contingency call center, payment option flyers, childcare relief, special medical enrollment, sick leave, emergency assistance fund and charitable contributions, among other things. Until the COVID-19 pandemic subsidies, we expect to continue to incur such expenses and may incur additional COVID-19 related expenses, which may adversely affect our results of operations, financial condition, and cash flows.

The majority of our retail locations remain open subject to local health orders. If one or more of our retail locations becomes unavailable, our ability to attract new customers, conduct business and collect payments from customers may be adversely affected, which could result in increased delinquencies and losses. In addition, changes in consumer behavior and health concerns may continue to impact demand for our loans and customer traffic at our retail locations. We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. We may also face claims related to the pandemic, including claims from employees or customers who allege that they contracted COVID-19 at our retail locations or offices. Any such allegations of exposure or illness could result in litigation and harm to our reputation, which could negatively affect our business, results of operations, and financial condition.

Substantially all of our corporate non-retail employees in the United States are subject to varying shelter in place requirements and social distancing orders which have resulted in most of the team being required to work remotely. Our contact centers (either owned or through our outsourcing partners) are also located in various jurisdictions within three countries, all of which have varying shelter in place and social distancing orders in place. While we have been successful thus far in complying with these orders and keeping the contact centers operational, predominately by moving the majority of our contact center employees to home working environments, our ability to continue to originate loans and service our customers is highly dependent on the ability of contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our workforce is unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work arrangements or technology, availability of utilities, or other failures or limitations, our operations may be adversely impacted. The increase in remote working may also result in consumer or employee privacy, IT security, and fraud concerns as well as increase our exposure to potential regulatory or civil claims. Additionally, if any of our critical vendors are adversely impacted by the COVID-19 pandemic and unable to deliver services to us, our operations may be adversely impacted.

The duration and scope of the pandemic, and our ability to make necessary adjustments from it, is highly uncertain. The ultimate extent of the impact of the COVID-19 pandemic on our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, timing of global recovery, and economic normalization and responses taken by governmental authorities and other third parties due to the COVID-19 pandemic, including economic assistance programs and stimulus efforts,.

To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our losses, liquidity, our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have incurred net losses and may incur net losses in the future.

For the year ended December 31, 2020, we had a net loss of $45.1 million and we have experienced net losses in the past. As of December 31, 2020, our retained earnings were $36.4 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, especially as a result of our election of the fair value option and now as a result of the COVID-19 pandemic. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

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
•our cost of borrowing money and access to the capital markets; and
•general economic, industry, and market conditions, including those stemming from the COVID-19 pandemic.

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

We have recently experienced rapid growth in our business and operations, and our recent growth rates may not be indicative of our future growth rates. Our revenue was $583.7 million and $600.1 million in 2020 and 2019, respectively. We believe our revenue growth depends on a number of factors, including but not limited to our ability to:

•increase the volume of loans originated through our various origination channels, including mobile, retail locations, direct mail marketing, contact centers, and partnerships;
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
•successfully maintain our diversified funding strategy, including loan warehouse facilities, whole loan sales, and securitization transactions;
•successfully manage our interest rate spread against our cost of capital;
•successfully adjust our proprietary credit risk models, products, and services in response to changing macroeconomic conditions and fluctuations in the credit market;
•effectively manage and expand the capabilities of our contact centers, outsourcing relationships, and other business operations abroad;
•effectively secure and maintain the confidentiality of the information provided and utilized across our systems;
•successfully compete with companies that are currently in, or may in the future enter, the business of providing consumer financial services to low- and moderate-income customers underserved by traditional, mainstream financial institutions;
•attract, integrate, and retain qualified employees; and
•successfully adapt to complex and evolving regulatory environments.
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

Further, many economic and other factors outside of our control, including general economic and market conditions, global pandemics, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, may adversely affect our ability to sustain revenue growth consistent with recent history. For example, since the onset of the COVID-19 pandemic in March 2020, we have experienced a slowdown in our loan originations and it is uncertain how long this slowdown may continue. While we have seen some increase in loan originations since the start of the COVID-19 pandemic, our originations have not yet returned to pre-pandemic levels. If our loan originations and revenue growth do not return to pre-pandemic levels or we experience additional slowdown in our loan origination due to the COVID-19 pandemic or other factors outside of our control, our results of operations, financial condition, and cash flows will suffer.

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

Our ability to attract customers and to build trust in our loan products is significantly dependent on our ability to effectively evaluate a customer’s creditworthiness and likelihood of default. In deciding whether to extend credit to prospective customers, we rely heavily on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, customer application data and our credit experience gained through monitoring the performance of our customers over time. These models are built using forms of artificial intelligence ("A.I."), such as machine learning. If our credit risk models fail to adequately predict the creditworthiness of our customers or their ability to repay their loans due to programming or other errors, or if any portion of the information pertaining to the prospective customer is incorrect, incomplete or becomes stale (whether by fraud, negligence or otherwise), and our systems do not detect such errors, inaccuracies or incompleteness, or any of the other components of our credit decision process described herein fails, we may experience higher than forecasted loan losses. Also, if we are unable to access certain third-party data used in our credit risk models, or access to such data is limited, our ability to accurately evaluate potential customers may be compromised. Credit and other information that we receive from third parties about a customer may also be inaccurate or may not accurately reflect the customer’s creditworthiness, which may adversely affect our loan pricing and approval process, resulting in mispriced loans, incorrect approvals or denials of loans. In addition, this information may not always be complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate.

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

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. See more information about our outstanding debt in Note 8 to the Notes to the Consolidated Financial Statements. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to the COVID-19 pandemic and other disruptions, as well as uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail our origination of loans. In addition, the United Kingdom Financial Conduct Authority is planning to phase out the use of LIBOR by the end of 2021. It is not possible to predict whether LIBOR will cease to exist after calendar year 2021, whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance, and any of these outcomes could increase our interest rate risk related to our Secured Financing which is currently tied to LIBOR. Changes in interest rates or foreign currency exchange rates could affect our interest expense, which could result in volatility in our results of operations, financial condition, and cash flows.

We have elected the fair value option and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations.

Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates, and other relevant inputs. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including review by our internal valuation committee, but these processes may not ensure that our judgments and assumptions are correct.

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 84% of our total assets and Fair Value Notes represented 76% of our total liabilities as of December 31, 2020. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If we are unable to collect payment and service the loans we make to customers, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.

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

Our ability to adequately service our loans is dependent on our ability to grow and appropriately train our customer service and collections staff, our ability to expand our servicing capabilities as the number of our loans increase, and our ability to contact our customers when they default. Additionally, our customer service and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. If we fail to adequately leverage these technologies to service and collect amounts owed in respect of our loans, or if our customers opt to block us from calling, texting, emailing or otherwise contacting them, then payments to us may be delayed or reduced.

In August 2020, we changed in our small claims filing practices, which included the dismissal of all pending small claims court filings, suspension of all new small claims filings and the commitment to reduce court filings by 60% in the future. If we are unable to employ alternative means of engaging severely delinquent customers the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, our contact centers, either owned or through our outsourcing partners, are located in various jurisdictions within three countries, all of which have varying shelter in place or social distancing orders in place. While we have been successful thus far in complying with these orders and keeping contact centers operational, predominantly by moving the majority of contact center staff to home working environments, our ability to perform collections activities is highly dependent on the ability of our contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our contact center workforce is unable to work as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work environments or technology, utility, or other failures or limitations, our ability to collect payment may be adversely affected. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans are dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of customers who successfully discharge their loans in a bankruptcy action, our revenue and results of operations could be adversely affected.

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

Uncertainty and negative trends in general economic conditions in the United States and abroad, historically have created a difficult operating environment for our business and other companies in our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, our customers’ willingness to incur loan obligations and/or affect our customers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, immigration policies, gas prices, energy costs, government shutdowns, delays in tax refunds, significant tightening of credit markets, and interest rates, as well as events such as natural disasters, acts of war, terrorism, social unrest, catastrophes, epidemics, and pandemics, including COVID-19.

In addition, major medical expenses, divorce, death, or other issues that affect our customers could affect our customers’ willingness or ability to make payments on their loans. Further, our business currently is heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted towards consumer credit. If the United States experiences an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenue, earnings and cash flows. If our customers default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us. For example, since the beginning of January 2020, the COVID-19 pandemic has caused disruption and volatility in the global financial markets and the continued spread of COVID-19 has led to an economic slowdown resulting in an increase in unemployment levels and affecting our customers' ability to satisfy their obligations. In addition, the cost to service our loans has and may continue to increase without a corresponding increase in our interest on loans. As a result of the COVID-19 pandemic, we have and may continue to be exposed to increased credit risk from our customers and third parties who have obligations to us.

If aspects of our business, including the quality of our loan portfolio or our customers’ ability to pay, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that we will adequately adapt our business to such changes, so our business would be adversely affected.

Negative publicity or public perception of our company or our industry could adversely affect our reputation, business, and results of operations.

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of the proprietary credit risk model, privacy and security practices, originations, marketing, servicing and collections, other business practices or initiatives, litigation, regulatory compliance and the experience of customers, even if inaccurate, could adversely affect our reputation and the confidence in our brand and business model or lead to changes in our business practices. For example, on July 28, 2020 we published a press release and a blog post announcing, among other things, changes to our legal collections practices to better align with our mission. In the blog post, we acknowledged that this move was partially the result of inquiries we received from certain consumer advocates and media outlets. Despite our responsiveness to the inquiries, certain media outlets and consumer advocates chose to highlight and have continued to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new customers and retaining existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will continue to maintain a good relationship with customers.

Consumer advocacy groups, politicians, and certain government and media reports have on occasion advocated governmental action to prohibit or severely restrict the dollar amount, interest rate, or other terms of consumer loans, particularly “small dollar” loans and those with short terms. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which may be higher than the interest typically charged by issuers to consumers with more historical creditworthiness; for example, some groups are critical of loans with APRs greater than 36%. The consumer groups, public officials and government and media reports frequently characterize these short-term consumer loans as predatory or abusive toward consumers. In August 2020, we implemented an APR cap of 36% for all newly originated loans, however, until such previously originated loans are paid-off, a portion of our portfolio will consist of loans with APRs greater than 36%. If the negative characterization of short-term consumer loans becomes associated with this remaining portion of our portfolio, or there are critiques of our business practices or loan terms, even if inaccurate, demand for our consumer loans could significantly decrease, and it could be less likely that investors purchase our loans or our asset-backed securities, or our lenders extend or renew lines of credit to us, any of which could adversely affect our results of operations and financial condition.

Negative perception of our consumer loans, our loan origination, marketing, servicing and collections practices, or other activities may also result in us being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our consumer loans, or our marketing and servicing of such loans, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected.

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of customer information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution ("CDFI"). Since the onset of the COVID-19 pandemic, we have been working with certain customers to waive fees and offer deferrals of loan payments and reduced payment plans. We believe our actions are consistent with our mission and regulatory guidance, but we cannot be certain that our approaches to servicing our customers will not lead to criticism which could harm our reputation.

If we do not compete effectively in our target markets, our results of operations could be harmed.

The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter into the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. We primarily compete with other consumer finance companies, credit card issuers, financial technology companies and financial institutions, as well as payday lenders and pawn shops focused on low- and moderate-income customers. Many of our competitors operate with different business models, such as lending as a service, lending through partners or point-of-sale lending, have different cost structures or participate selectively in different market segments. We may also face competition from companies that have not previously competed in the consumer lending market for customers with little or no credit history. For example, it is possible that the companies commonly referred to as “challenger banks” offering low-cost digital only deposit accounts may also begin to offer lending products catered to our target customers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. Many of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, strategic partnerships, brand and reputation. Our competitors may also have longer operating histories, lower financing costs or costs of capital, more extensive customer bases, more diversified products and customer bases, operational efficiencies, more versatile technology platforms, greater brand recognition and brand loyalty, and broader customer and partner relationships than we have. Our competitors may be better at developing new products, responding more quickly to new technologies and undertaking more extensive marketing campaigns. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the demand for our products could stagnate or substantially decline, or our products could fail to maintain or achieve more widespread market acceptance.

Our success and future growth depend on our Oportun brand and our successful marketing efforts across channels, and if we are unable to attract or retain customers, our business and financial results may be harmed.

In connection with COVID-19, we have reduced our marketing spend. This decrease in marketing, in addition to the impact of the COVID-19 pandemic has resulted in a decreased demand for our products, which, we believe combined with our credit tightening, has decreased originations. Our business model relies on our ability to scale rapidly, and if our limited marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, it could continue to have an adverse effect on our ability to attract customers. If we fail to successfully promote and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose existing customers to our competitors or be unable to attract new customers, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume. Any incremental increases in Customer Acquisition Cost could have an adverse effect on our business, results of operations and financial condition. Furthermore, increases in marketing and other Customer Acquisition Costs may not result in increased loan originations at the levels we anticipate or at all, which could result in a higher Customer Acquisition Cost per account.

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

If we are unable to effectively execute our retail optimization strategy, our business and results of operations may be adversely affected..

Our future growth strategy depends in part on our ability to optimize the mix of our channel ecosystem and serve our customers in their preferred channel. Based on current customer trends and the increased adoption of our mobile channel, as well as our new partners channel, we are executing a retail optimization strategy and planning to close 136 retail locations as well as implementing a workforce reduction of certain employees who manage and operate the impacted retail locations. For additional information, see Note 16, Subsequent Events, to the Notes to the Consolidated Financial Statements included elsewhere in this report. If we are unable to optimize our channel mix, our ability to serve and attract customers may be harmed and our profit margins may decline. Further, our brand and reputation may be harmed in connection with these location closings. If we are unsuccessful in transitioning customers from the closed locations to other retail locations or to out-of-store alternatives, our results of operations could be adversely affected. We will continue to assess our growth strategy and our channel mix will continue to evolve and may change as the business grows.

We could experience a decline in repeat customers.

As of December 31, 2020 and 2019, returning customers comprised 85% and 80%, respectively, of our Owned Principal Balance at End of Period. In order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning customers who have successfully repaid their previous loans. Our repeat loan rates may decline or fluctuate as a result of pricing changes, our expansion into new products and markets or because our customers are able to obtain alternative sources of funding based on their credit history with us, and new customers we acquire in the future may not be as loyal as our current customer base. If our repeat loan rates decline, including due to COVID-19 related issues, we may not realize consistent or improved operating results from our existing customer base.

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

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. Product or service introductions may not always be successful and we have previously invested resources to develop and launch new products and services and subsequently decided to discontinue these products and services in order to strategically realign our resources. For example, in order to focus our resources on our secured personal loan product we have shifted our strategy away from purchase money auto loans. In addition, the borrower profile of customers using our new products and services may not be as attractive as the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and these new products and services may be unprofitable, which would increase our costs or decrease operating margins or increase the time it takes us to achieve target margins. Additionally, due to the economic impact of COVID-19, we expect the growth of revenue from new products to be much slower than previously anticipated in the near term. New products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.

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

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or pandemics such as the COVID-19 pandemic in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables is originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or pandemics or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of December 31, 2020, 55.9%, 26.2%, 5.2%. and 5.0% of our Owned Principal Balance at End of Period related to customers from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

We earn over 90% of our revenue from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to customers and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our customers, loan mix, competition and regulatory limitations. See “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated, as well as during the COVID-19 pandemic due to fraud with COVID-19 related themes. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. These new mobile technologies may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. If the level of our fraud losses increases, our results of operations could be harmed, our brand and reputation may be negatively impacted, we may be subjected to higher regulatory scrutiny and our costs may increase as we attempt to reduce such fraud.

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

While we regularly monitor data flow inside and outside the company, techniques used to obtain unauthorized access or to sabotage systems change frequently and are difficult to detect. As a result, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, loan applicants, and employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us, and result in significant legal and financial exposure and/or reputational harm. In particular, these mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others and could cause third parties, to lose trust or we could be subject to claims by third parties that have breached our privacy- and confidentiality-related obligations, which could harm our business and prospects. Moreover, cybersecurity experts are warning about a growing use of COVID-19-related themes by malicious cyber actors. At the same time, the surge of in teleworking has increased the use of potentially vulnerable services, such as virtual private networks, amplifying the threat to individuals and organizations. Cybercriminals are targeting individuals and organizations with COVID-19-related cyberattacks.

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

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. In August 2019, we identified an incident involving unauthorized access to a small number of company email accounts. Forensic investigation indicated that a small amount of consumer and employee sensitive information was contained in these email accounts. As a result, we sent breach notices and provided credit monitoring services provided to approximately 700 consumers, and sent notices to employees in Mexico in accordance with Mexican law.

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

In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan that we make involves our proprietary automated underwriting process and depends on the efficient and uninterrupted operation of our computer systems, and all of our loans are underwritten using an automated underwriting process that does not require manual review, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential customers, which would negatively impact our results of operations. Our computer systems may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, physical or electronic break-ins, technical errors, power outages or other events, and any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our customers. While we have taken steps to prevent such activity from affecting our systems, if we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a loss of customers, all of which may negatively affect our business.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology, such as mobile and online services, to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our customers. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity. Additionally, the economic impact of the COVID–19 pandemic has required and continues to require us to make rapid changes to our systems in order to be able to offer our customers appropriate reduced payment plans and alternative payment options. If we are not able to implement these changes quickly enough, it could impact our credit performance.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees, including our employees that are working from home due to COVID-19, could be accused of or engage in misconduct that adversely affects our business, including fraud, theft, the redirection, misappropriation or otherwise improper execution of loan transactions, disclosure of personal and business information and the failure to follow protocol when interacting with customers that could lead us to suffer direct losses from the activity as well as serious reputational harm. Employee misconduct could also lead to regulatory sanctions and prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could harm our reputation and our business.

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.

As of December 31, 2020, we had 1,591 employees in three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Mexico, Colombia, and Jamaica, and may in the future include additional locations in other countries. In addition, we opened a technology development center in India in 2019. We have engaged vendors that utilize employees or contractors based outside of the United States. As of December 31, 2020, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 579 full-time equivalents in Mexico, Colombia, Jamaica, and India. These international activities are subject to inherent risks that are beyond our control, including:

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
•geopolitical events, including natural disasters, public health issues, epidemics or pandemics, acts of war, and terrorism;
•the impact of, and response of local governments to, the COVID-19 pandemic;
•compliance with applicable U.S. laws and foreign laws related to consumer protection, intellectual property, privacy, data security, corruption, money laundering, and export/trade control;
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

Our business is subject to the risks of natural disasters, public health crises and other catastrophic events, and to interruption by man-made problems.

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, pandemics or other public health crises, power outages or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. Our headquarters is located in the San Francisco Bay Area, and our systems are hosted in multiple data centers across Northern California, a region known for seismic activity and wildfires and related power outages. Additionally, certain of our contact centers and retail locations are located in areas prone to natural disasters, including earthquakes, tornadoes, and hurricanes, and certain of our retail locations and our contact centers may be located in areas with high levels of criminal activities.

Our IT systems are backed up regularly to highly available, alternate data centers in a different region, and we have conducted disaster recovery testing of our mission critical systems. Despite any precautions we may take, however, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, acts of war, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data.

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events, or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, from time to time we have temporarily closed a few of our retail locations due to public health orders or other concerns relating to the COVID-19 pandemic, which we believe partially contributed to the decrease in Aggregate Originations in the three months and twelve months December 31, 2020 as compared to the three months and twelve months ended December 31, 2019. We may have to close retail locations as necessary due to public health orders or other concerns relating to the COVID-19 pandemic. The closure of additional retail locations would further adversely affect our loan originations, results of operations and financial condition.

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

We are, and may in the future become, subject to litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. See Item 3. "Legal Proceedings” for more information regarding this and other proceedings.

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

Risks Related to Our Intellectual Property

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

Our proprietary technology, including our credit risk models, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. The expansion of our product suite and our potential expansion into banking services may create additional trademark risk. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial legal settlement costs, including royalty payments, and to modify applications or refund fees. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

For example, in January 2018, we received a complaint by a third party alleging various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against us. The complaint calls for monetary damages and injunctive relief requiring us to cease using our trademarks. We believe this claim is without merit and intend to vigorously defend this matter. The final outcome with respect to the claims in the lawsuits, including our liability, if any, is uncertain. Furthermore, we cannot be certain that any of these claims would be resolved in our favor. For example, an adverse litigation ruling against us could result in a significant damages award against us, could result in injunctive relief, could result in a requirement that we make substantial royalty payments, and could result in the cancellation of certain Oportun trademarks which would require that we rebrand. Moreover, an adverse finding could cause us to incur substantial expense, could be a distraction to management, and any rebranding as a result may not be well received in the market. To the extent that we reach a negotiated settlement, the settlement could require that we pay substantial compensation and could require that we make modifications to our name, branding, marketing materials, and advertising that may not be well received in the market. See Item 3. "Legal Proceedings for more information regarding these proceedings.

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

State attorneys general have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws. For example, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices. Also, the California Consumer Financial Protection Law expands the jurisdiction of and reorganizes the existing state regulator to have broad authority over providers of financial services and products and gives the regulator broad enforcement authority against covered persons with respect to unfair, deceptive or abusive act and discrimination violations. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

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

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products and our prepaid debit card program. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

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

We receive, transmit and store a large volume of personally identifiable information and other sensitive data from customers and potential customers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which broadly defines personal information and took effect on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections and provides for civil penalties for CCPA violations, in addition to providing for a private right of action for data breaches. On November 3, 2020, California approved the California Privacy Rights Act (the "CPRA"), that amends the CCPA to create new and additional privacy rights and obligations in California and creates the California Privacy Protection Agency to enforce the laws. Whereas we have implemented the CCPA, compliance with other current and future customer privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any violations of these laws and regulations may require us to change our business practices or operational structure, address legal claims and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

The Investment Company Act of 1940, as amended (the "Investment Company Act") contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company, including by relying on certain exemptions from registration as an investment company. We rely on guidance published by the Securities and Exchange Commission's (the "SEC") staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

Our bank sponsorship products may lead to regulatory risk and may increase our regulatory burden.

We currently have a bank sponsorship program with WebBank for our credit card product. On November 10, 2020, we announced that we had entered into a bank sponsorship program agreement with MetaBank, N.A. to offer unsecured installment loans, currently anticipated to launch in mid-2021. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank sponsorship programs and may elect to alter standards or the interpretation of the standards applicable to these programs. For instance, the Colorado Credit Commissioner recently settled its lawsuit challenging two bank sponsorship programs requiring certain restrictions on such programs in order for them to continue in Colorado. Additionally, the OCC and FDIC recently issued "Valid when made" rules for which both regulators were sued by various states. The OCC also recently finalized a "true lender" rule but that rule is also expected to be challenged in court. The uncertainty of the federal and state regulatory environments around bank sponsorship programs means that our efforts to launch an installment loan product through a bank sponsor may not ultimately be successful, or it may be challenged by one or more states in which we launch such a program. Furthermore, federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards may limit the business activity of banks and affiliates under these structures and control the method by which we can conduct business. Regulation by a federal banking regulator may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny or limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

We are pursuing a national bank charter which could subject us to significant new regulation.

We recently applied to obtain a national bank charter through the establishment of a de novo bank to, among other things, allow us to offer additional products and services, provide us with new sources of lower cost funding and give our business regulatory clarity. If we were to obtain a national bank charter, we would be subject to supervision and regulation by the OCC under the National Bank Act, by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act which could be subject to certain restrictions and requirements, including capital requirements and shareholder requirements.

Our efforts to comply with such additional regulation may require substantial time and monetary commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance may be adversely affected.

In addition, as a bank holding company, we would generally be prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.

If we are able to obtain a national bank charter, certain of our stockholders may need to comply with applicable federal banking statutes and regulations, including the Change in Bank Control Act and the Bank Holding Company Act. Specifically, stockholders holding 10.0% or more of our voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Federal Reserve. This requirement may deter certain existing or potential stockholders from purchasing shares of our common stock, which may suppress demand for the stock and cause the price to decline.

If we are unable to obtain or decide not to pursue a national bank charter, our ability to grow, improve our capital efficiency, or funding resilience, may be adversely affected. Without a national bank charter, we would be required to continue to maintain several state licenses and our business, including our ability to offer a broader range of products and services, may be adversely affected.

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
•diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions, and other general corporate purposes;
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

In our asset-backed securitizations, our Secured Financing facility, and our whole loan sales, we make numerous representations and warranties concerning the characteristics of the loans we transfer and sell, including representations and warranties that the loans meet the eligibility requirements of those facilities and investors. If those representations and warranties are incorrect, we may be required to repurchase the loans. Failure to repurchase so-called ineligible loans when required would constitute an event of default under our securitizations, our Secured Financing facility and our whole loan sales and a termination event under the applicable agreement. We can provide no assurance, however, that we would have adequate cash or other qualifying assets available to make such repurchases.

Risks Related to Ownership of Our Common Stock

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 8,152,800 shares for issuance under our 2019 Equity Incentive Plan and 996,217 shares for issuance under our 2019 Employee Stock Purchase Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

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
•public reaction to our press releases, other public announcements, and filings with the SEC;
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
•changes in accounting standards, policies, guidelines, interpretations, or principles;
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

Our directors, officers, and principal stockholders have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers, and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own a significant number of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours, and they may vote in a way with which you disagree or which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We may need to raise additional funds in the future, including through equity, debt, or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ( the "Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing standards of the Nasdaq Stock Market, and other applicable securities rules and regulations, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

Provisions in our amended and restated certificate of incorporation, and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our Board. These provisions include the following:

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act of 1933, as amended (“Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters is located in San Carlos, California pursuant to a lease expiring in February 2026. We are currently subleasing a portion of our headquarters space to third parties. As of December 31, 2020, we leased additional facilities and office space in California, Texas, Mexico, and India. We also operate retail locations and co-locations across California, Illinois, Texas, Utah, Nevada, Arizona, New Mexico, New Jersey, and Florida.

Item 3. Legal Proceedings

For a description of legal proceedings, see Note 15, Leases, Commitments and Contingencies, in the accompanying Notes to the Consolidated Financial Statements. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights and consumer litigation. Other than as described in this report, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Oportun's common stock has been listed for trading on the Nasdaq Global Select Market since September 26, 2019 under the symbol "OPRT". As of February 16, 2021, we had 148 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name or held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read together with, our audited consolidated financial statements and the related notes thereto and other disclosures included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this MD&A, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the information contained in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this MD&A.

Overview

We offer responsible consumer credit through our A.I.-driven digital platform at a lower cost compared to market alternatives available to individuals that are not well served by the financial mainstream. In our 15-year lending history, we have originated more than 4.1 million loans, representing over $9.8 billion of credit extended, to more than 1.8 million customers. We have developed a deep data-driven understanding of our customers' needs through a combination of the rigorous application of machine learning, the use of alternative data sets and continuous customer engagement. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan. Our personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from six to 51 months. As part of our commitment to be a responsible lender, we verify income for 100% of our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our digital platform, retail locations, direct mail and digital marketing, and partnerships. We also benefit from customers learning about Oportun from friends or family members and other word-of-mouth referrals. Our omni-channel network enables us to serve our customers in the way they prefer and when it is convenient for them, online, over-the-phone, and in person. We have seen our customers' usage and preference for our digital channels accelerate during 2020 and we are continuing to invest in our digital origination and servicing platform, as well as building out customer self-service capabilities. Our personal loan serves as an alternative to high-cost installment, auto title, payday and pawn lenders. According to the Financial Health Network study that we commissioned, we estimate that, as of December 31, 2020, our customers have saved more than $1.8 billion in aggregate interest and fees compared to alternative products available to them.

Through our recently announced partnership with MetaBank, N.A,, a national bank, we will be able to offer a uniform product across the nation, while minimizing operational complexity and generating cost savings that can be passed on to our customers. We plan to offer loan products that are the same as our unsecured personal loans with APRs capped at 36%. We are currently working on the technology that will enable the rollout of our MetaBank, N.A. partnership by mid-2021. In November 2020, we began the application process to obtain a national bank charter.

Beyond our core direct-to-consumer lending business, we believe that our proprietary credit scoring and underwriting model can be offered as a service to other companies. This Lending as a Service model is currently being piloted with our strategic partner, DolEx. In this partnership, DolEx will market loans and enter customer applications into Oportun’s system, and Oportun will underwrite, originate and service the loans. If successful, we believe we will be able to offer Lending as a Service to additional partners and thereby expand our reach into new consumer markets.

We have begun expanding beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. We launched the Oportun Visa Credit Card, issued by WebBank, Member FDIC, in 2019 and offered credit cards in 33 states as of December 31, 2020. In April 2020, we launched a personal installment loan secured by an automobile, which we refer to as secured personal loans.

The map below show the states in which we offer our products as of December 31, 2020.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past seven years, we have executed 14 bond offerings in the asset-backed securities market, the last 11 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In November 2014, we entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement was set to expire on November 10, 2020. The parties have agreed to extend the agreement on the same terms through February 26, 2021. Additional extensions may be considered on a month-to-month basis. Pursuant to this agreement, we have committed to sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. In addition, from July 2017 to August 2020, we were party to a separate whole loan sale arrangement with an institutional investor providing for a commitment to sell 100% of our loans originated under our loan program for customers who do not meet the qualifications of our core loan origination program. We chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020. In addition to our whole loan sale program, we also have a $400.0 million Secured Financing facility committed through October 2021, which also helps to fund our loan portfolio growth. In October 2020 we raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed notes.

We closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing investments in our data analytics, technology and mobile-first experiences, and our digital marketing capabilities.

We previously elected the fair value option to account for all loans receivable held for investment that were originated on or after January 1, 2018 (the "Initial Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). As compared to the loans held for investment that were originated prior to January 1, 2018 (the "Loans Receivable at Amortized Cost"), we believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost (the "Subsequent Fair Value Loans," and together with the Initial Fair Value Loans, the "Fair Value Loans"). Upon adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loan Receivables at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale are accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of December 31, 2020. We estimate the fair value of the Fair Value Loans using a discounted cash flow model, which considers various factors such as the price that we could sell our loans to a third party in a non-public market, credit risk, net charge-offs, customer payment rates and market conditions such as interest rates. We estimate the fair value of our Fair Value Notes based upon the prices at which our or similar asset-backed notes trade. We reevaluate the fair value of our Fair Value Loans and our Fair Value Notes at the close of each measurement period.

Retail Network Optimization

During the past few years, we have seen a growing customer preference for our online and mobile channels. After a careful analysis of our customer trends and the overlapping geographic footprint of certain existing retail locations, we are planning to close 136 retail locations and implement a workforce reduction of certain employees who manage and operate the retail locations. By optimizing our retail channel, we estimate we will generate projected operating expense savings of approximately $19 million per year, after one-time charges. As customers have increasingly shifted to mobile and we are broadening our partners channel, we are planning to invest in the technology to continue to enhance our mobile channel and digital platform. We expect that we can continue to serve our existing customer base and scale to serve new customers with a more efficient retail footprint. For additional information, see Note 16, Subsequent Events, to the Notes to the Consolidated Financial Statements included elsewhere in this report.

COVID-19 Update

We continue to monitor and proactively navigate the COVID-19 pandemic, taking actions to manage our business in a thoughtful and conservative manner throughout this fluid situation, while ensuring the health and safety of our employees and customers. The actions taken since the beginning of the pandemic have resulted in improving credit trends, steadily increasing originations, and a continued strong balance sheet. We believe we remain well-positioned strategically and financially in the current environment, however, factors such as economic conditions, the unemployment rate, and further stimulus measures may impact our future performance. As of December 31, 2020, 99% of our retail locations were open to serve customers. While we recognize and still believe that our retail channel is a key differentiator in our customer experience, a shift from in-store to mobile was occurring gradually prior to 2020. The pandemic further accelerated the adoption of our digital channels, and we believe that for many of our customers, this shift will be permanent. Our investment in digital capabilities gives us a path for continued growth in a more capital efficient manner. In the fourth quarter of 2020, 65% of new applicants chose to apply online, up from 46% in the fourth quarter of 2019. Additionally, 73% of all payments were made outside of our stores whereas this figure was 60% as of December 31, 2019.

Improving Credit Trends

Deferrals We believe that our rapid implementation of emergency hardship programs and reduced payment plans have been effective in providing impacted customers sufficient time to return to repayment status. We may consider Emergency Hardship Deferrals, granted one month at a time, for borrowers who continue to be impacted by the COVID-19 pandemic. As of December 31, 2020, 1.4% of our Owned Principal Balance at End of Period was in active deferral status under the Emergency Hardship Deferral program, down from a peak of 14.6% at the end of April 2020. We believe that our customers are currently managing through the crisis and most have returned to repayment status.

Delinquencies We ended the fourth quarter of 2020 with a 30+ Day Delinquency Rate of 3.7%, compared to 4.0% at the end of the fourth quarter of 2019. Borrowers who are less than 30 days delinquent when they received an Emergency Hardship Deferral are counted at zero days delinquent, and customers that were more than 30 days delinquent continue to be in the same delinquency status as they were prior to receiving an Emergency Hardship Deferral. As a standard practice, we offer a grace period ranging between 7 and 15 days before a late fee is assessed, allowing customers extra time to make a payment if needed. We monitor our early stage delinquencies very closely and attempt to contact delinquent customers before the grace period expires to provide them with payment options.

Delinquencies and Deferrals
(Percentage of Outstanding Principal Balance of Owned Receivables)

Days Delinquent	As of 3/31/2020	As of 4/30/2020	As of 5/31/2020	As of 6/30/2020	As of 7/31/2020	As of 8/31/2020	As of 9/30/2020	As of 10/31/2020	As of 11/30/2020	As of 12/31/2020
0	88.9%	90.2%	87.8%	89.5%	90.8%	90.0%	90.3%	91.3%	90.0%	90.7%
1-7	3.3	2.6	3.5	3.2	2.6	3.2	2.9	2.4	3.3	2.6
8-14	2.2	1.6	1.9	1.8	1.5	1.5	1.6	1.2	1.6	1.5
15-29	1.8	1.6	2.8	1.9	1.8	1.8	1.7	1.5	1.6	1.6
30-59	1.7	1.8	1.7	1.7	1.6	1.8	1.7	1.7	1.5	1.6
60-89	1.2	1.3	1.3	1.0	1.0	1.0	1.1	1.1	1.1	1.1
90-119	0.9	1.0	1.0	1.0	0.8	0.7	0.7	0.8	0.9	0.9
120+ (1)	—	—	—	—	—	—	—	—	—	—

30+	3.8	4.0	4.0	3.7	3.4	3.5	3.5	3.6	3.5	3.7

Emergency Hardship Deferrals (2)	6.1	14.6	7.6	5.0	3.9	2.8	1.5	1.0	0.9	1.4
(1) The 120+ delinquent balances are excluded from the 30+ delinquency rate and percent current rate calculations because these balances are charged off on the last day of a given month.
(2) Emergency Hardship Deferrals excluded from delinquent balances.

Net Charge-Offs Our Annualized Net Charge-Off Rate for the fourth quarter ended December 31, 2020 was 9.4%, down from 10.4% for the third quarter ended September 30, 2020. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in $6.3 million and $21.6 million of higher charge-offs for the three months and year ended December 31, 2020, respectively.

Steadily Increasing Originations

Loan originations in the fourth quarter ended December 31, 2020 increased 48.3% as compared to the third quarter ended September 30, 2020 due to increasing approval rates, the refinement of our marketing efforts, including increased digital initiatives and optimization of direct mail, and by maintaining the availability of our omni-channel network. We have seen a rebound in originations following the decline that began in the second-half of March 2020 as a result of the COVID-19 pandemic. Originations for the month of December 2020 were down 28% year over year; however, we have seen steady improvement in each month following the low in April 2020.

	Start of Pandemic (1)	Recovery									Quarterly Comparison
P/P (2)	-23%	-64%	12%	46%	24%	19%	14%	15%	13%	6%	92%	48%
Y/Y	-16%	-71%	-71%	-60%	-54%	-45%	-33%	-31%	-25%	-28%	-44%	-28%
CAC	$215	$574	$461	$298	$240	$210	$180	$162	$160	$146	$207	$155
(1) On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This coincided with a decline in originations.
(2) 'P/P' refers to period-over-period and is month-over-month from March '20 through December '20 and quarter-over-quarter for the quarterly comparisons for 3Q20 and 4Q20.

Credit Trends of New Originations

Due to our credit tightening in mid-March, loans originated after that time had First Payment Defaults below pre-pandemic levels. Based upon this performance, we prudently increased our approval rates in mid-June and have focused on increasing approval rates for our returning customers. First Payment Defaults on newly-originated loans are normalizing to 2019 levels. We calculate First Payment Defaults, shown below, as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same week. We regard First Payment Defaults to be an early indicator of credit performance as the outstanding principal balance of loans that have their first payment past due are regarded as more likely to default and result in a charge off. We continue to monitor the external environment and intend to continue to adjust approval rates, verification procedures and loan sizes accordingly.

Owned Principal Balance at December 31, 2020 was $1.64 billion, which was up from $1.57 billion at September 30, 2020. The increase is primarily driven by an increase in originations due to higher application and approval rates compared to last quarter. Average Daily Principal Balance for the three months ended December 31, 2020 and September 30, 2020 was $1.61 billion and $1.60 billion, respectively.

Impact on Net Change in Fair Value

Our net increase or decrease in fair value, {or "net change in fair value"), includes our current period principal net charge-offs and mark-to-market adjustments on our Fair Value Loans and our Fair Value Notes.

The fair value of our Loans Receivable at Fair Value increased $26.7 million in the fourth quarter of 2020 from the third quarter of 2020 driven by an increase in the fair value price of our loans from 101.9% as of September 30, 2020 to 103.5% as of December 31, 2020. The increase in the fair value price of our loans is due to (a) a decrease in the discount rate from 7.84% as of September 30, 2020 to 6.85% as of December 31, 2020 caused by declining interest rates and credit spreads, (b) a decrease in remaining cumulative charge-offs from 10.61% as of September 30, 2020 to 10.03% as of December 31, 2020 due to customers returning to repayment, and (c) an increase in average life from 0.77 years as of September 30, 2020 to 0.80 years as of December 31, 2020 due to longer terms for our returning customers.

The fair value of our Asset-Backed Notes at Fair Value decreased $1.6 million in the fourth quarter of 2020 from the third quarter of 2020 driven by a slight increase in the weighted average price of our asset-backed notes from 101.10% at September 30, 2020 to 101.12% as of December 31, 2020.

Investment in New Products

We ended the fourth quarter of 2020 with $5.7 million of credit card receivables issued through a partner bank, with our credit card product available in 33 states. In addition, we ended the fourth quarter of 2020 with $6.0 million of auto loans. In November 2020, we decided to cease originating direct auto loans used to purchase a vehicle. We continue to invest in developing our secured personal loan product following the launch of the pilot of this new product in the second quarter of 2020. We believe that secured personal loans will complement our unsecured product and provide us with the opportunity to serve additional customers and offer larger loans. In the near term we expect to continue to make investments in both our credit card and secured personal loan products to expand the features and availability of these offerings.

COVID-19 Expenses

Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees and customers. As a result, the three and twelve months ended December 31, 2020 includes approximately $0.6 million and $4.6 million, respectively, in COVID-19 expenses for items and services including sanitation kits, facilities equipment, contingency call center, payment option flyers, childcare relief, special medical enrollment, sick leave, emergency assistance fund and charitable contributions. The COVID-19 expenses were separable from our normal business operations and are not expected to recur once the pandemic subsides. These one-time COVID-19 related expenses are included in our adjustments to derive our Non-GAAP measures and our business practices have been updated to operate in the current environment. As such, we expect no further COVID-19 related adjustments in future periods.

Capital and Liquidity

Our balance sheet is characterized by relatively low leverage, and our term securitizations and warehouse line are non-recourse to Oportun Financial Corporation and our operating subsidiaries. Our term securitizations allow us to fund new loan originations for the remainder of each securitization’s revolving period. To provide sufficient collateral to maintain our outstanding low-cost securitization bonds, on July 8, 2020, the issuer redeemed all $200.0 million of outstanding Series 2017-B asset-backed notes. The revolving periods for the remaining securitizations have end dates which range from February 2021 to July 2022. In October 2020, due to the strong market demand for asset-backed notes, we raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed securitizations.

As of December 31, 2020, we had $168.6 million of cash, cash equivalents and restricted cash with $438.2 million of Adjusted Tangible Book Value. Additionally, our business generated $152.9 million of cash from operations in the twelve months ended December 31, 2020. As of December 31, 2020, we had $153.0 million undrawn capacity on our $400.0 million warehouse line that is committed through October 2021. Based upon our recent projections, we have determined that we have more than 12 months of liquidity runway.

See Item 1A. Risk Factors included elsewhere in this report for further discussion of the risks and uncertainties relating to the COVID–19 pandemic. See "Results of Operations" included elsewhere in this report for further discussion of how certain trends and conditions impacted the three and twelve months ended December 31, 2020.

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

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2020 and 2019. For similar financial and operating metrics and discussion of the our 2019 results compared to our 2018 results, refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020 (File No. 001-39050).

	As of or for the Year Ended December 31,
(in thousands of dollars, except CAC)	2020	2019
Aggregate Originations	$1,347,994	$2,051,836
Number of Loans Originated	449,362	726,964
Active Customers	651,600	793,254
Customer Acquisition Cost	$199	$134
Owned Principal Balance at End of Period	$1,639,626	$1,842,928
Managed Principal Balance at End of Period	$1,895,410	$2,198,950
Average Daily Principal Balance	$1,701,665	$1,624,347
30+ Day Delinquency Rate	3.7%	4.0%
Annualized Net Charge-Off Rate	9.8%	8.3%
Operating Efficiency	67.4%	60.4%
Adjusted Operating Efficiency	61.1%	57.2%
Return on Equity	(9.4)%	14.7%
Adjusted Return on Equity	(3.0)%	14.9%

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $1.35 billion for the year ended December 31, 2020 from $2.05 billion for the year ended December 31, 2019, representing a 34.3% decrease. The decrease is primarily driven by a reduced number of applications attributable both to increased economic uncertainty surrounding the COVID-19 pandemic, as well as a redirection of our marketing efforts. Further, the decrease is due to the reduced number of loans originated attributable to the proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic. We originated 449,362 and 726,964 loans for the year ended December 31, 2020 and 2019, respectively, representing a decrease of 38.2%. The decrease in Aggregate Originations was partially offset by an increase in average loan size, as our updated underwriting criteria favors returning customers who generally receive larger loans.

Active Customers

As of December 31, 2020, Active Customers decreased by 17.9% from December 31, 2019 due to lower originations as a result of a reduction in application volume attributable to economic uncertainty surrounding the COVID-19 pandemic, tightened lending criteria and underwriting practices, as well as a redirection in marketing efforts.

Customer Acquisition Cost

For the year ended December 31, 2020 and 2019, our Customer Acquisition Cost was $199 and $134 respectively, representing an increase of 48.6% for the year ended December 31, 2020. The increase is primarily due to the decline in number of loans originated period over period due to the COVID-19 pandemic. The increase is partially offset by the lower sales and marketing expenses due to the temporary redeployment of retail employees to assist with customer service, which concluded August 31, 2020, and the reduction in direct mail volume due to the redirection of our marketing efforts.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of December 31, 2020 decreased by 13.8% from December 31, 2019 driven by fewer loans originated year-over-year. This decline is a result of a reduced number of applications attributable both to increased economic uncertainty surrounding the COVID-19 pandemic, the proactive measures we implemented to tighten our lending criteria and underwriting practices, as well as a redirection of our marketing efforts.

Average Daily Principal Balance

Average Daily Principal Balance increased by 4.8% from $1.62 billion for the year ended December 31, 2019 to $1.70 billion for the year ended December 31, 2020. This increase is primarily driven by increases in average loan size and growth in originations prior to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic. These increases are partially offset by a decrease in Aggregate Originations, which has declined due to the impact of the COVID-19 pandemic.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 3.7% and 4.0% as of December 31, 2020 and 2019, respectively. The decrease is due to the effectiveness of our collections tools and payment options that have helped our customers manage through the pandemic as well as tighter underwriting criteria for loans originated since the pandemic began.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the years ended December 31, 2020 and 2019 was 9.8% and 8.3%, respectively. Net charge-offs increased due to both increased unemployment caused by the economic uncertainty surrounding the COVID-19 pandemic and additional charge-offs for some loans impacted by the COVID-19 pandemic deemed unlikely to be collectible. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in $21.6 million of higher charge-offs for the year ended December 31, 2020.

Operating Efficiency and Adjusted Operating Efficiency

For the year ended December 31, 2020 and 2019, Operating Efficiency was 67.4%, and 60.4%, respectively and Adjusted Operating Efficiency was 61.1% and 57.2%, respectively. The increase in Operating Efficiency is due to operating expenses growing faster than total revenue. Increased operating expenses were driven by $21.9 million in investments in new products, as well as accelerated investments in new products and channels, technology, data and digital capabilities. Adjusted Operating Efficiency excludes COVID-19 expenses, stock-based compensation expense and litigation reserve. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the year ended December 31, 2020 and 2019, Return on Equity was (9.4)% and 14.7%, respectively, and Adjusted Return on Equity was (3.0)% and 14.9%, respectively. The decreases in Return on Equity and Adjusted Return on Equity are primarily due to lower net income. Net income was lower due to higher charge-offs and the decrease in fair value of our Far Value Loans and Fair Value Notes on an aggregate basis as a result of macro-economic changes associated with the COVID-19 pandemic. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Historical Credit Performance

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through December 31, 2020 divided by the total origination loan volume for that year. Loans are charged off no later than after becoming 120 days contractually delinquent.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We have managed to stabilize cumulative net lifetime loan losses since the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The chart below includes all personal loan originations by vintage, excluding loans originated under our previous access loan program for customers who do not meet the qualifications of our core loan origination program.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Net lifetime loan losses as of December 31, 2020 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.3%	9.4%*	5.7%*
Outstanding principal balance as of December 31, 2020 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.6%	11.5%	50.5%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019. For a discussion regarding our operating and financial data for the year ended December 31, 2019, as compared to the same period in 2018, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020 (File No. 001-39050).

	Years Ended December 31,
(in thousands of dollars)	2020	2019
Revenue
Interest income	$545,466	$544,126
Non-interest income	38,268	56,022
Total revenue	583,734	600,148
Less:
Interest expense	58,368	60,546
Provision (release) for loan losses	—	(4,483)
Total net increase (decrease) in fair value	(190,306)	(97,237)
Net revenue	335,060	446,848
Operating expenses:
Technology and facilities	129,795	101,981
Sales and marketing	89,375	97,153
Personnel	106,446	90,647
Outsourcing and professional fees	47,067	57,243
General, administrative and other	20,471	15,392
Total operating expenses	393,154	362,416
Income (loss) before taxes	(58,094)	84,432
Income tax expense (benefit)	(13,012)	22,834
Net income (loss)	$(45,082)	$61,598

Total revenue

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Revenue
Interest income	$545,466	$544,126	$1,340	0.2%
Non-interest income	38,268	56,022	(17,754)	(31.7)%
Total revenue	$583,734	$600,148	$(16,414)	(2.7)%
Percentage of total revenue:
Interest income	93.4%	90.7%
Non-interest income	6.6%	9.3%
Total revenue	100.0%	100.0%

Total Revenue. Total revenue decreased by $16.4 million, or 2.7%, from $600.1 million for 2019 to $583.7 million for 2020.

Interest income. Total interest income increased by $1.3 million, or 0.2%, from $544.1 million for 2019 to $545.5 million for 2020. The increase is primarily attributable to growth in our Average Daily Principal Balance, which grew from $1.62 billion for 2019 to $1.70 billion for 2020, an increase of 4.8%. The increase is the result of the stabilization of the portfolio subsequent to the issuance of shelter in place orders which began in March 2020 as a result of the onset of the COVID-19 pandemic and a strong rebound in originations beginning in the second quarter of 2020 and continuing through year-end. This was offset by a decrease in portfolio yield of 143 basis points as we originated more loans to returning customers, who generally receive lower rates, due to having tightened our underwriting criteria in response to the COVID-19 pandemic and our decision to cap the APR at 36% on all new originations as of August 6, 2020, which reduced the interest rates and origination fees on new loans.

Non-interest income. Total non-interest income decreased by $17.8 million, or 31.7%, from $56.0 million for 2019 to $38.3 million for 2020. Under our whole loan sale programs, gain on loans sold decreased by $16.2 million, or 44.4% due to a decline in loans sold resulting from lower originations as a result of the impact of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Interest expense	$58,368	$60,546	$(2,178)	(3.6)%
Percentage of total revenue	10.0%	10.1%
Cost of Debt	4.1%	4.4%
Leverage as a percentage of Average Daily Principal Balance	83.8%	85.5%

Interest expense. Interest expense decreased by $2.2 million, or 3.6%, from $60.5 million for 2019 to $58.4 million for 2020. We financed approximately 83.8% of our loans receivable through debt for 2020 as compared to 85.5% for 2019, and our Average Daily Debt Balance increased from $1.39 billion to $1.43 billion for 2020, an increase of 2.7%. Our Cost of Debt has decreased as interest rates have declined since the start of the COVID-19 pandemic.

See Note 2, Summary of Significant Accounting Policies, and Note 8, Borrowings, in the Notes to the Consolidated Financial Statements included in this report for further information on our Interest expense and the our Secured Financing facility and asset-backed notes.

Provision (release) for loan losses

Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. There is no provision for loan losses for the Fair Value Loans because lifetime loan losses are incorporated in the measurement of fair value for loans receivable. Accordingly, for the year ended December 31, 2020, we did not have any loans receivable measured at amortized cost and, therefore, the provision (release) for loan losses is not applicable for the year ended December 31, 2020.

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$17,871	$(17,871)	*
Excess provision on loans receivable at amortized cost	—	(22,354)	22,354	*
Provision (release) for loan losses	$—	$(4,483)	$4,483	*
Allowance for loan losses rate on amortized cost portfolio	—%	9.45%
Percentage of total revenue:	—%	(0.7)%
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

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on fair value loans	$(25,548)	$31,670	$(57,218)	*
Fair value mark-to-market adjustment on asset-backed notes	2,137	(11,974)	14,111	*
Total fair value mark-to-market adjustment	(23,411)	19,696	(43,107)	*
Charge-offs, net of recoveries on loans receivable at fair value (1)	(166,895)	(116,933)	(49,962)	*
Total net increase (decrease) in fair value	$(190,306)	$(97,237)	$(93,069)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(4.0)%	3.3%
Charge-offs, net of recoveries on loans receivable at fair value	(28.6)%	(19.5)
Total net increase (decrease) in fair value	(32.6)%	(16.2)%
Discount rate	6.85%	7.77%
Remaining cumulative charge-offs	10.03%	9.61%
Average life in years	0.80	0.81
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05, effective January 2020.

Net increase (decrease) in fair value. Net decrease in fair value for 2020 was $190.3 million. This amount represents a total fair value mark-to-market decrease of $23.4 million, and $166.9 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $(25.5) million mark-to-market adjustment on Fair Value Loans due to (a) an increase in remaining cumulative charge-offs from 9.61% as of December 31, 2019 to 10.03% as of December 31, 2020 due to the impact of the pandemic, partially offset by (b) a decrease in the discount rate from 7.77% as of December 31, 2019 to 6.85% as of December 31, 2020 caused by declining interest rates and credit spreads and (c) a slight decrease in average life from 0.81 years as of December 31, 2019 to 0.80 years as of December 31, 2020. The $2.1 million mark-to-market adjustment on Fair Value Notes is due to a widening of credit spreads due to illiquidity and increase in risk premiums in the secondary market for asset-backed notes due to the pandemic.

Charge-offs, net of recoveries

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Charge-offs, net of recoveries on loans receivable at amortized cost	$—	$17,871	$(17,871)	(100.0)%
Charge-offs, net of recoveries on loans receivable at fair value (1)	166,895	116,933	49,962	*
Total charge-offs, net of recoveries	$166,895	$134,804	$32,091	23.8%
Average Daily Principal Balance	1,701,665	1,624,347	77,318	4.8%
Annualized Net Charge-Off Rate	9.8%	8.3%
* Not meaningful
(1) The loan related balances are not comparable between 2020 and 2019 as a result of the adoption of ASU 2019-05, effective January 2020.

Charge-offs, net of recoveries.

Our Annualized Net Charge-Off Rate increased to 9.8% for the year ended December 31, 2020 from 8.3% for the year ended December 31, 2019. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in $21.6 million of additional charge-offs for the year ended December 31, 2020.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses. Operating expenses include $21.9 million and $14.3 million related to new products for the years ended December 31, 2020 and 2019, respectively. For Fair Value Loans, we no longer capitalize direct loan origination expenses, instead expensing them in operating expenses as incurred. For Fair Value Notes, we no longer capitalize financing expenses, instead including them within operating expenses as incurred.

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

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Technology and facilities	$129,795	$101,981	$27,814	27.3%
Percentage of total revenue	22.2%	17.0%

Technology and facilities. Technology and facilities expense increased by $27.8 million, or 27.3%, from $102.0 million for 2019 to $129.8 million for 2020. The increase is primarily due to $8.1 million higher compensation expense and benefits and $2.8 million higher rent expense and higher depreciation on leasehold improvements due to the increased number of retail locations as we have continued to build our omni-channel network. Our retail locations grew from 337 at December 31, 2019 to 361 at December 31, 2020, or 7.1%. We also had a $6.4 million increase in service costs related to higher usage of software and cloud services, $5.8 million higher depreciation of additions related to internally developed software and a $1.7 million increase in professional services and other related costs to supplement staffing for the year ended December 31, 2020 from the corresponding costs for the year ended December 31, 2019. In November 2020, we decided to cease originating direct auto loans used to purchase a vehicle and recorded an impairment charge of $3.7 million related to fixed assets and system development costs. We continue to invest in developing our secured personal loan product.

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

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars, except CAC)	2020	2019	$	%
Sales and marketing	$89,375	$97,153	$(7,778)	(8.0)%
Percentage of total revenue	15.3%	16.2%
Customer Acquisition Cost (CAC)	$199	$134	$65	48.6%

Sales and marketing. Sales and marketing expenses to acquire our customers decreased by $7.8 million, or 8.0%, from $97.2 million for 2019 to $89.4 million for 2020. As a result of the COVID-19 pandemic, during the year ended December 31, 2020, we had a $5.9 million decrease related to a 20% decline in direct mail volume, a decrease of $2.7 million in personnel-related costs due to the redeployment of retail employees to assist with customer service and $3.5 million in savings due to discontinued use of radio media buys in 2020. These decreases were partially offset by $3.6 million of increased marketing spend related to investment in marketing initiatives across various marketing channels, including digital advertising channels, lead aggregators, and brand marketing and an increase of $0.7 million in other personnel-related costs primarily attributable to certain COVID-19 expenses on behalf of our retail employees. CAC increased by 48.6%, from $134 for the year ended December 31, 2019 to $199 for the year ended December 31, 2020, as a result of our 38.2% decline in number of loans originated during the period due to the COVID-19 pandemic. Our sales-related costs decreased from $53.1 million for the year ended December 31, 2019 to $51.1 million for the year ended December 31, 2020. We were also able to reduce our marketing-related costs from $44.0 million for the year ended December 31, 2019 to $38.3 million for the year ended December 31, 2020.
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

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Personnel	$106,446	$90,647	$15,799	17.4%
Percentage of total revenue	18.2%	15.1%

Personnel. Personnel expense increased by $15.8 million, or 17.4%, from $90.6 million for 2019 to $106.4 million for 2020, primarily driven by a 14.7% increase in corporate employee headcount associated with risk management, data analytics and finance, $2.7 million increase due to redeployment of retail employees to assist with customer service attributed to COVID-19 pandemic and $0.7 million in severance pay related to the corporate reorganization of direct auto and ceasing of legal collections. These increases were partially offset by a lower stock compensation expense of $0.7 million.

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

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Outsourcing and professional fees	$47,067	$57,243	$(10,176)	(17.8)%
Percentage of total revenue	8.1%	9.5%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $10.2 million, or 17.8%, from $57.2 million for 2019 to $47.1 million for 2020. This decrease resulted primarily from higher professional services fees of $3.9 million incurred in 2019 for public company readiness, a $3.6 million decrease related to ceasing legal collection on default loans beginning in August 2020, $2.2 million of lower legal fees, $1.9 million decrease in debt financing fees in August 2019 related to an asset-backed securitization and $1.1 million decrease in credit reporting costs due to lower application volume attributed to the COVID-19 pandemic. The decrease was partially offset by a $2.8 million increase due to 17.8% growth in contact center outsourced headcount. This increase in headcount is expected to be temporary, and is the result of collections contingency staffing due to the uncertainty around the COVID-19 pandemic and the potential impact on delinquencies.

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

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
General, administrative and other	$20,471	$15,392	$5,079	33.0%
Percentage of total revenue	3.5%	2.6%

General, administrative and other. General, administrative and other expense increased by $5.1 million, or 33.0%, from $15.4 million for 2019 to $20.5 million for 2020, primarily due to an $8.8 million litigation settlement. These increases were partially offset by a $1.1 million decrease related to legal expenses in December 2019 and by decreases in travel expenses and postage/printing costs due to travel restrictions and remote working arrangements resulting from the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the years ended December 31, 2020 and 2019 we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Year Ended December 31,		2020 vs. 2019 Change
(in thousands of dollars)	2020	2019	$	%
Income tax expense (benefit)	$(13,012)	$22,834	$(35,846)	(157.0)%
Percentage of total revenue	(2.2)%	3.8%
Effective tax rate	22.4%	27.0%

Income tax expense (benefit). Income tax expense decreased by $35.8 million or 157.0%, from an expense of $22.8 million for 2019 to a benefit of $13.0 million for 2020, primarily as a result of a pretax loss for the year ended December 31, 2020. Other factors contributing to the decrease in income tax expense are the impacts of certain provisions in the CARES Act, including the ability to carry back net operating losses to prior tax periods that had a higher statutory tax rate.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Election of Fair Value Option

We have elected the fair value option to account for loans receivable held for investment ("Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). We believe the fair value option for loans held for investment and asset-backed notes is a better fit for us given our high growth, short duration, high quality assets and funding structure. We believe the fair value option enables us to report GAAP net income that more closely approximates our net cash flow generation and provides increased transparency into our profitability and asset quality. Loans Receivable at Amortized Cost issued prior to January 1, 2018 are accounted for in our 2019 financial statements at amortized cost, net. Upon adoption of ASU 2019-05 effective January 1, 2020, we elected the fair value option on all remaining loans receivable previously measured at amortized cost ("Subsequent Fair Value Loans"). Upon the adoption of ASU 2019-05 effective January 1, 2020, we (i) released the remaining allowance for loan losses on Loans Receivable at Amortized Cost as of December 31, 2019; (ii) recognized the unamortized net originations fee income as of December 31, 2019; and (iii) measured the remaining loans originated prior to January 1, 2018 at fair value. Loans that we designate for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. Asset-backed notes issued prior to January 1, 2018 are accounted for in our financial statements at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of December 31, 2020.

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

The table below reflects the application of this methodology for the eight quarters since January 1, 2019, on loans held for investment effective as of January 1, 2018. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, we did not have any loans receivable measured at amortized cost, and as a result, there are no Fair Value Pro Forma adjustments related to loans receivable for any period in 2020 shown below. The data in the table below represents our unsecured personal loan portfolio which is the primary driver of fair value.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.17%	30.50%	30.78%	30.74%	31.45%	32.08%	32.43%	32.59%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.17%	25.50%	25.78%	25.74%	26.45%	27.08%	27.43%	27.59%
Multiplied by: Weighted average life in years	0.796	0.775	0.797	0.903	0.814	0.781	0.792	0.804
Pre-loss cash flow	20.03%	19.75%	20.54%	23.25%	21.53%	21.13%	21.67%	22.07%
Less: Remaining cumulative charge-offs	(10.03)%	(10.61)%	(12.73)%	(14.56)%	(9.61)%	(9.87)%	(10.05)%	(10.00)%
Net cash flow	10.00%	9.14%	7.81%	8.69%	11.92%	11.26%	11.62%	12.07%
Less: Discount rate multiplied by average life	(5.45)%	(6.07)%	(7.04)%	(11.54)%	(6.33)%	(6.19)%	(6.62)%	(7.09)%
Gross fair value premium (discount) as a percentage of loan principal balance	4.55%	3.07%	0.77%	(2.85)%	5.59%	5.07%	5.00%	4.98%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.06)%	(1.15)%	(1.35)%	(1.11)%	(1.05)%	(0.97)%	(0.93)%	(0.97)%
Fair value premium (discount) as a percentage of loan principal balance	3.49%	1.92%	(0.58)%	(3.96)%	4.54%	4.10%	4.07%	4.01%
Discount Rate	6.85%	7.84%	8.84%	12.78%	7.77%	7.93%	8.38%	8.86%

The table below reflects the application of this methodology for the eight quarters since January 1, 2019 under Fair Value Pro Forma, as if we had elected the fair value option since inception. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, we did not have any loans receivable measured at amortized cost, and as a result, there are no Fair Value Pro Forma adjustments related to loans receivable for any period in 2020 shown below. The data in the table below represents our unsecured personal loan portfolio which is the primary driver of fair value.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Weighted average portfolio yield over the remaining life of the loans	30.17%	30.50%	30.78%	30.74%	31.47%	31.89%	32.37%	32.45%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.17%	25.50%	25.78%	25.74%	26.47%	26.89%	27.37%	27.45%
Multiplied by: Weighted average life in years	0.796	0.775	0.797	0.903	0.804	0.765	0.764	0.754
Pre-loss cash flow	20.03%	19.75%	20.54%	23.25%	21.28%	20.71%	20.80%	20.59%
Less: Remaining cumulative charge-offs	(10.03)%	(10.61)%	(12.73)%	(14.56)%	(9.51)%	(9.83)%	(9.94)%	(9.83)%
Net cash flow	10.00%	9.14%	7.81%	8.69%	11.77%	10.88%	10.86%	10.76%
Less: Discount rate multiplied by average life	(5.45)%	(6.07)%	(7.04)%	(11.54)%	(6.25)%	(6.11)%	(6.37)%	(6.65)%
Gross fair value premium (discount) as a percentage of loan principal balance	4.55%	3.07%	0.77%	(2.85)%	5.52%	4.77%	4.49%	4.11%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.06)%	(1.15)%	(1.35)%	(1.11)%	(1.04)%	(0.96)%	(0.92)%	(0.96)%
Fair value premium (discount) as a percentage of loan principal balance	3.49%	1.92%	(0.58)%	(3.96)%	4.48%	3.81%	3.57%	3.15%
Discount Rate	6.85%	7.84%	8.84%	12.78%	7.77%	7.93%	8.38%	8.86%

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

Sensitivity to Key Drivers

Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans, which were previously measured at amortized cost. Accordingly, as of December 31, 2020, we did not have any loans receivable measured at amortized cost and as a result there are no Fair Value Pro Forma adjustments related to loans receivable. Further, after the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of December 31, 2020. Therefore, the tables below present estimates at December 31, 2019 under Fair Value Pro Forma as if we had elected the fair value option since inception. Further, the data in the tables below for Fair Value Loans represents our unsecured personal loan portfolio which is the primary driver of fair value.

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

Drivers of Fair Value for Fair Value Notes

We calculate the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes. Debt investors trade a bond based upon the interpolated swap curve rate that corresponds to the bond’s average life plus a credit spread (the bond yield or discount rate).

For an analysis of the effects of changes in Interest Rates, Remaining Cumulative Charge-offs, and Remaining Cumulative Prepayments on GAAP financial information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Fair Value Pro Forma information, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Tangible Book Value Per Share, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States GAAP and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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
Reconciliations of non-GAAP to GAAP measures can be found below.

Fair Value Pro Forma

We previously elected the fair value option to account for all Initial Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we have provided below unaudited financial information for the years ended December 31, 2020 and 2019 on a pro forma basis, (or the "Fair Value Pro Forma"), as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Subsequent Fair Value Loans which were previously measured at amortized cost. Accordingly, for the year ended December 31, 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the year ended December 31, 2020. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we no longer have any asset-backed notes at amortized cost as of December 31, 2020.

Fair Value Pro Forma Consolidated Statements of Operations Data:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$545,466	$—	$545,466	$544,126	$(1,755)	$542,371	$3,095	1%
Non-interest income	38,268	—	38,268	56,022	—	56,022	(17,754)	(32)%
Total revenue	583,734	—	583,734	600,148	(1,755)	598,393	(14,659)	(2)%
Less:
Interest expense	58,368	(889)	57,479	60,546	(1,412)	59,134	(1,655)	(3)%
Provision (release) for loan losses	—	—	—	(4,483)	4,483	—	—	—%
Net decrease in fair value	(190,306)	667	(189,639)	(97,237)	(13,361)	(110,598)	(79,041)	71%
Net revenue	335,060	1,556	336,616	446,848	(18,187)	428,661	(92,045)	(21)%
Operating expenses:
Technology and facilities	129,795	—	129,795	101,981	—	101,981	27,814	27%
Sales and marketing	89,375	—	89,375	97,153	—	97,153	(7,778)	(8)%
Personnel	106,446	—	106,446	90,647	—	90,647	15,799	17%
Outsourcing and professional fees	47,067	—	47,067	57,243	—	57,243	(10,176)	(18)%
General, administrative and other	20,471	—	20,471	15,392	—	15,392	5,079	33%
Total operating expenses	393,154	—	393,154	362,416	—	362,416	30,738	8%
Income (loss) before taxes	(58,094)	1,556	(56,538)	84,432	(18,187)	66,245	(122,783)	(185)%
Income tax expense (benefit)	(13,012)	682	(12,330)	22,834	(5,018)	17,816	(30,146)	(169)%
Net income (loss)	$(45,082)	$874	$(44,208)	$61,598	$(13,169)	$48,429	$(92,637)	(191)%

Fair Value Pro Forma Consolidated Balance Sheet Data:

	December 31, 2020			December 31, 2019			Period-to-period Change in FVPF
(in thousands)	As Reported	FV Adjustments	FV Pro Forma	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$136,187	$—	$136,187	$72,179	$—	$72,179	$64,008	89%
Restricted cash	32,403	—	32,403	63,962	—	63,962	(31,559)	(49)%
Loans receivable (1)	1,696,526	—	1,696,526	1,920,559	5,011	1,925,570	(229,044)	(12)%
Other assets	143,935	—	143,935	145,174	(6,579)	138,595	5,340	4%
Total assets	2,009,051	—	2,009,051	2,201,874	(1,568)	2,200,306	(191,255)	(9)%
Total debt (2)	1,413,694	—	1,413,694	1,549,223	1,557	1,550,780	(137,086)	(9)%
Other liabilities	128,990	682	129,672	163,885	(1,621)	162,264	(32,592)	(20)%
Total liabilities	1,542,684	682	1,543,366	1,713,108	(64)	1,713,044	(169,678)	(10)%
Total stockholder's equity	466,367	(682)	465,685	488,766	(1,504)	487,262	(21,577)	(4)%
Total liabilities and stockholders' equity	$2,009,051	$—	$2,009,051	$2,201,874	$(1,568)	$2,200,306	$(191,255)	(9)%
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

•We believe it is useful to exclude the impact of COVID-19 expenses, impairment charges and litigation reserve because these items do not reflect ongoing business operations.
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma (in thousands)	Year Ended December 31,
	2020	2019
Fair value mark-to-market adjustment on Fair Value Loans	$(25,548)	$39,460
Fair value mark-to-market adjustment on asset-backed notes	2,804	(15,253)
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$(22,744)	$24,207

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2020	2019
Net income (loss)	$(45,082)	$61,598
Adjustments:
Fair Value Pro Forma net income adjustment	874	(13,169)
Income tax expense (benefit)	(12,330)	17,816
COVID-19 expenses	4,632	—
Depreciation and amortization	20,220	14,101
Impairment	3,702	—
Stock-based compensation expense	19,488	19,183
Litigation reserve	8,750	905
Origination fees for Fair Value Loans, net	(900)	(1,908)
Fair value mark-to-market adjustment	22,744	(24,207)
Adjusted EBITDA (1)	$22,098	$74,319
(1) For the years ended December 31, 2020 and 2019, Adjusted EBITDA includes a pre-tax impact of 18.2 million and $12.6 million , respectively, related to the launch of new products and services (such as auto and credit card).

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
•We believe it is useful to exclude the impact of COVID-19 expenses, impairment charges and litigation reserve because these items do not reflect ongoing business operations.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the years ended December 31, 2020 and 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Year Ended December 31,
Adjusted Net Income (Loss) (in thousands)	2020	2019
Net income (loss)	$(45,082)	$61,598
Adjustments:
Fair Value Pro Forma net income adjustment	874	(13,169)
Income tax expense (benefit)	(12,330)	17,816
COVID-19 expenses	4,632	—
Impairment	3,702	—
Stock-based compensation expense	19,488	19,183
Litigation reserve	8,750	905
Adjusted income (loss) before taxes	(19,966)	86,333
Normalized income tax expense (benefit)	(5,738)	23,548
Adjusted Net Income (Loss) (1)	$(14,228)	$62,785
Income tax rate (2)	28.7%	27.0%
(1) For the years ended December 31, 2020 and 2019, Adjusted Net Income includes an after-tax impact of $14.2 million and $9.6 million, respectively, related to the launch of new products and services (such as auto and credit card).
(2) Income tax rate for the year ended December 31, 2020 is based on a normalized statutory rate and for the year ended December 31, 2019 is based on the effective tax rate.

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

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Diluted earnings (loss) per share	$(1.65)	$0.40
Adjusted EPS
Adjusted Net Income (Loss)	$(14,228)	$62,785

Basic weighted-average common shares outstanding	27,333,271	9,347,103
Weighted-average common shares outstanding based on assumed convertible preferred conversion	—	14,005,753
Weighted average effect of dilutive securities:
Stock options	—	1,300,758
Restricted stock units (1)	—	101,671
Warrants	—	12,320
Diluted adjusted weighted-average common shares outstanding	27,333,271	24,767,605
Adjusted Earnings (Loss) Per Share	$(0.52)	$2.53
(1) The restricted stock units included in the diluted adjusted weighted-average common shares outstanding for the year ended December 31, 2019 relate to the performance-based condition relating to certain awards being considered probable on the effective date of the IPO, the voluntary stock option exchange offer and the issuance of restricted stock units for annual awards.

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

The following table presents a reconciliation of stockholders' equity to Adjusted TBVPS as of December 31, 2020 and December 31, 2019 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	December 31,	December 31,
Adjusted TBVPS (in thousands, except share and per share data)	2020	2019
Stockholders' equity	$466,367	$488,766
Adjustments:
Fair Value Pro Forma stockholders' equity adjustment	(682)	(1,504)
Intangible assets, net (1)	(27,483)	(18,455)
Adjusted Tangible Book Value	$438,202	$468,807

Total common shares outstanding	27,679,263	27,003,157

Book Value Per Share	$16.85	$18.10
Adjusted Tangible Book Value Per Share	$15.83	$17.36
(1) Intangible assets, net consists of trademarks and internally developed software, net.

Adjusted Return on Equity

We define Adjusted Return on Equity as annualized Adjusted Net Income (loss) divided by average Fair Value Pro Forma total stockholders’ equity. Average Fair Value Pro Forma stockholders’ equity is an average of the beginning and ending Fair Value Pro Forma stockholders’ equity balance for each period. We believe Adjusted Return on Equity is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to equity and how well we generate income from the equity available.

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the years ended December 31, 2020 and 2019. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Year Ended December 31,
(in thousands)	2020	2019
Return on Equity	(9.4)%	14.7%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$(14,228)	$62,785
Fair Value Pro Forma average stockholders' equity	$476,474	$422,738
Adjusted Return on Equity	(3.0)%	14.9%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as Fair Value Pro Forma total operating expenses (excluding COVID-19 expenses, stock-based compensation expense, impairment charges and litigation reserve) divided by Fair Value Pro Forma Total Revenue. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the years ended December 31, 2020 and 2019:

	As of or for the Year Ended December 30,
(in thousands)	2020	2019
Operating Efficiency	67.4%	60.4%
Adjusted Operating Efficiency
Total revenue	$583,734	$600,148
Fair Value Pro Forma Total Revenue adjustments	—	(1,755)
Fair Value Pro Forma Total Revenue	583,734	598,393
Total operating expense	393,154	362,416
COVID-19 expenses	(4,632)	—
Impairment	(3,702)	—
Stock-based compensation expense	(19,488)	(19,183)
Litigation reserve	(8,750)	(905)
Total Fair Value Pro Forma adjusted operating expenses	$356,582	$342,328
Adjusted Operating Efficiency	61.1%	57.2%

Liquidity and Capital Resources

Sources of liquidity

To date, we have funded our lending activities and operations primarily through debt and equity financings, cash from operating activities, and the sale of loans to a third-party institutional investor. We anticipate issuing additional securitizations, entering into additional secured financings and continuing whole loan sales.

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of December 31, 2020:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$246,994
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.46%	279,412
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
Asset-Backed Securitization-Series 2018-B Notes	7/1/2021	4.18%	225,001
Asset-Backed Securitization-Series 2018-A Notes	3/1/2021	3.83%	200,004
			$1,401,413

The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party institutional investor are not on our balance sheet once sold. In October 2020, due to the strong market appetite for asset-backed notes, we raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed notes. Additionally, we co-sponsored a $188 million securitization of our loans by the whole-loan purchaser, which closed on November 9, 2020; we will continue to receive a servicing fee for servicing the loans in the securitization but will not receive any other economics.

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

As of December 31, 2020, we were in compliance with all covenants and requirements per the debt facility.

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

As of December 31, 2020, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Whole loan sales

In November 2014, we entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. The term of the current agreement was set to expire on November 10, 2020. The parties have agreed to extend the agreement on the same terms through February 26, 2021. Additional extensions may be considered on a month-to-month basis. Pursuant to the agreement, we sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. We retain all rights and obligations involving the servicing of the loans and earn servicing revenue of 5% of the daily average principal balance of loans sold each month. If either party decides not to renew the agreement and we are unable or we choose not to replace the agreement with an alternate whole loan sale opportunity, our revenue and liquidity may be negatively impacted in the short term by the loss of the gain on sale generated by our whole loan sales.

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

In addition, from July 2017 to August 2020, we were party to a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of our loans originated under our loan program for customers who do not meet the qualifications of our core loan origination program. We recognized servicing revenue of 5% of the daily average principal balance of sold loans for the month. We chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020.

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Cash, cash equivalents and restricted cash	$168,590	$136,141
Cash provided by (used in)
Operating activities	152,869	218,374
Investing activities	16,379	(497,680)
Financing activities	$(136,799)	$286,272

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $152.9 million and $218.4 million for the years ended December 31, 2020 and 2019, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, amortization of deferred financing and loan costs, amortization of debt discount, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense, provision for loan losses and deferred tax assets, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $16.4 million and $(497.7) million for the years ended December 31, 2020 and 2019, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development.

Financing Activities

Our net cash provided by (used in) financing activities was $(136.8) million and $286.3 million for the years ended December 31, 2020 and 2019, respectively. During those time periods, net cash provided by financing activities was primarily driven by borrowings on our Secured Financing facility and asset-backed notes, partially offset by repayments on those borrowings, and net proceeds from our initial public offering.

Operating and capital expenditure requirements

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We believe our liquidity position at December 31, 2020 remains strong as we continue to navigate through a period of uncertain economic conditions related to COVID-19, and we will continue to closely monitor our liquidity as economic conditions change. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

Contractual Obligations

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, total revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Fair Value of Loans Held for Investment

We elected the fair value option for our Fair Value Loans. We primarily use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows. This model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

•Remaining Cumulative Charge-offs - Remaining cumulative charge-offs are estimates of the principal payments that will not be repaid over the life of a loan held for investment. Remaining cumulative loss expectations are adjusted to reflect the expected principal recoveries on charged-off loans. Remaining cumulative loss expectations are primarily based on the historical performance of our loans but also incorporate adjustments based on our expectations of future credit performance and are quantified by the remaining cumulative charge-off rate.
•Remaining Cumulative Prepayments - Remaining cumulative prepayments are estimates of the principal payments that will be repaid earlier than contractually required over the life of a loan held for investment. Remaining cumulative prepayment rates are primarily based on the historical performance of our loans but also incorporate adjustments based on our expectations of future customer behavior and refinancings through our Good Customer Program.
•Average Life - Average life is the time weighted average of the estimated principal payments divided by the principal balance at the measurement date. The timing of estimated principal payments is impacted by scheduled amortization of loans, charge-offs, and prepayments.
•Discount Rates - The discount rates applied to the expected cash flows of loans held for investment reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. Discount rates are based on our estimate of the rate of return likely to be received on new loans. Discount rates for aged loans are adjusted to reflect the market relationship between interest rates and remaining time to maturity.

We developed an internal model to estimate the fair value of Fair Value Loans. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on our historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

We test the fair value model by comparing modeled cash flows to historical loan performance to ensure that the model is complete, accurate and reasonable for our use. We also engaged a third party to create an independent fair value estimate for the Fair Value Loans, which provides a set of fair value marks using our historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model used these assumptions to generate expected cash flows which were then aggregated and compared to actual cash flows within an acceptable range.

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

The following table presents estimates at December 31, 2020. Actual results could differ materially from these estimates:

Remaining Cumulative Charge-Offs	Projected percentage change in the fair value of our Fair Value Loans	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(2.0)%	$(32,113)
110% of expected	(1.0)%	$(16,286)
100% of expected	—%	$—
90% of expected	1.0%	$16,814
80% of expected	2.1%	$34,211

The following table presents estimates at December 31, 2019. Actual results could differ materially from these estimates:

Remaining Cumulative Charge-Offs	Projected percentage change in the fair value of our Fair Value Loans	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(1.6)%	$(29,324)
110% of expected	(0.8)%	$(14,899)
100% of expected	—%	$—
90% of expected	0.8%	$14,815
80% of expected	1.6%	$30,138

Market Rate Sensitivity

The fair values of our Fair Value Loans are estimated using a discounted cash flow methodology, where the discount rate considers various inputs such as the price that we can sell loans to a third party in a non-public market, market conditions such as interest rates, and credit spreads. The discount rates may change due to expected loan performance. We recorded a fair value mark-to-market adjustment related to our Fair Value Loans and Fair Value Notes of $(23.4) million for the year ended December 31, 2020, a decrease of approximately $43.1 million compared to the prior year.

Interest Rate Sensitivity

We charge fixed rates on our loans and the average life of our loan portfolio is approximately 0.8 years. The fair value of fixed rate loans will generally change when interest rates change, because interest rates will impact the discount rate the market uses to value our loans. As of December 31, 2020, we had $1.2 billion of fixed-rate asset-backed notes outstanding with an average life of 0.8 years. Our borrowing cost does not vary with interest rates for our asset-backed notes, but the fair value will generally change when interest rates change, because interest rates will impact the discount rate the market uses to value our notes.

As of December 31, 2020, we had $247.0 million of outstanding borrowings under our Secured Financing. The interest rate of the Secured Financing is 1-month LIBOR plus a spread of 2.45% with a LIBOR floor of 0.00% and the maximum borrowing amount is $400.0 million. Changes in interest rates in the future will likely affect our borrowing costs of our Secured Financing. While not carried at fair value on the Consolidated Balance Sheets, we do not expect change in interest rates to impact our Secured Financing line item.

In a strong economic climate, interest rates may rise, which will decrease the fair value of our Fair Value Loans, which reduces Net Revenue. Rising interest rates will also decrease the fair value of our Fair Value Notes, which increases Net Revenue. Conversely, in a weak economic climate, interest rates may fall, which will increase the fair value of our Fair Value Loans, which increases Net Revenue. Decreasing interest rates will also increase the fair value of our Fair Value Notes, which reduces Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value will not fully offset each other. Our sensitivity to changes in interest rates has reversed at December 31, 2020 when compared to December 31, 2019 as the duration of our Fair Value Notes has shortened significantly year-over-year.

The following table presents estimates at December 31, 2020. Actual results could differ materially from these estimates:

Change in Interest Rates	Projected percentage change in the fair value of our Fair Value Loans	Projected percentage change in the fair value of our Fair Value Notes	Projected change in net fair value recorded in earnings ($ in thousands)
-100 Basis Points	0.7%	0.6%	$4,960
-50 Basis Points	0.4%	0.3%	$2,451
-25 Basis Points	0.2%	0.2%	$1,210
Basis Interest Rate	—%	—%	$—
+25 Basis Points	(0.2)%	(0.2)%	$(906)
+50 Basis Points	(0.4)%	(0.4)%	$(1,591)
+100 Basis Points	(0.7)%	(0.8)%	$(2,877)

The following table presents estimates at December 31, 2019. Actual results could differ materially from these estimates:

Change in Interest Rates	Projected percentage change in the fair value of our Fair Value Loans	Projected percentage change in the fair value of our Fair Value Notes	Projected change in net fair value recorded in earnings ($ in thousands)
-100 Basis Points	0.7%	1.8%	$(6,257)
-50 Basis Points	0.4%	0.9%	$(3,103)
-25 Basis Points	0.2%	0.4%	$(1,545)
Basis Interest Rate	—%	—%	$—
+25 Basis Points	(0.2)%	(0.4)%	$1,532
+50 Basis Points	(0.4)%	(0.9)%	$3,052
+100 Basis Points	(0.7)%	(1.7)%	$6,053

Prepayment Sensitivity

In a strong economic climate, customers’ incomes may increase which may lead them to prepay their loans more quickly. In a weak economic climate, customers incomes may decrease which may lead them to prepay their loans more slowly. The availability of government stimulus payments to consumers during a weak economy may cause prepayments to increase. Additionally, changes in the eligibility requirements for our Good Customer Program, which allows customers with existing loans to take out a new loan and use a portion of the proceeds to pay-off their existing loan, could impact prepayment rates. In the future, we may implement programs or products that may include a consolidation feature that would enable the customer to use the proceeds from one loan to pay off their personal loan, which could cause prepayment rates on personal loans to increase. Increased competition may also lead to increased prepayment, if our customers take out a loan from another lender to refinance our loan.

The following table presents estimates at December 31, 2020. Actual results could differ materially from these estimates:

Remaining Cumulative Prepayments	Projected percentage change in the fair value of our Fair Value Loans	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(0.1)%	$(2,045)
110% of expected	(0.1)%	$(1,025)
100% of expected	—%	$—
90% of expected	0.1%	$1,027
80% of expected	0.1%	$2,054

The following table presents estimates at December 31, 2019. Actual results could differ materially from these estimates:

Remaining Cumulative Prepayments	Projected percentage change in the fair value of our Fair Value Loans	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(0.2)%	$(3,340)
110% of expected	(0.1)%	$(1,809)
100% of expected	—%	$—
90% of expected	0.1%	$1,520
80% of expected	0.2%	$3,331

Foreign Currency Exchange Risk

All of our revenue and substantially all of our operating expenses are denominated in U.S. dollars. Our non-U.S. dollar operating expenses in Mexico made up 5.7% of total operating expenses in 2020. All of our interest income is denominated in U.S. dollars and is therefore not subject to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans Receivable at Fair Value — Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

The Company’s loans receivable at fair value were at $1,697 million as of December 31, 2020. The loans receivable at fair value were valued as Level 3 financial instruments. Level 3 financial instruments are valued utilizing pricing inputs that are unobservable and significant to the entire fair value measurement. The Company estimates the fair value of the Level 3 loans receivable using a discounted cash flow model based on estimated future cash flows, which considers various inputs that require significant judgment such as remaining cumulative charge offs, remaining cumulative prepayments, average life (years), and discount rate. The model uses inputs that are not observable and inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value.

We identified loans receivable at fair value as a critical audit matter because of the subjective process in determining significant inputs, assumptions, and judgments used to estimate the fair value. Auditing management’s assessment of loans receivable at fair value involved exercising subjective and complex judgments, required specialized skills and knowledge, and required an increased extent of audit effort, including obtaining audit evidence of the data sources used to estimate fair value and understanding the assumptions applied and the nature of significant inputs utilized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of loans receivable at fair value included the following, among others:

•We tested the effectiveness of management’s controls covering the overall estimate and the review of the accuracy and completeness of the underlying loan data utilized in the model calculations.

•We subjected the significant unobservable inputs to sensitivity analyses to evaluate changes in the fair value that would result from changes in the assumptions.

•We tested the accuracy and completeness of the significant unobservable inputs used in the valuation of loans receivable at fair value by detail testing the segmentation of the portfolio and underlying payment history and historical performance of the loans.

•With the assistance of our fair value specialists, we developed independent estimates of the loans receivable at fair value and compared our estimates to the Company’s estimates.
•We performed a retrospective review of management’s ability to accurately estimate the loans receivable at fair value by comparing modeled monthly cash flows to actual past performance.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 23, 2021

We have served as the Company's auditor since 2010.

OPORTUN FINANCIAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$136,187	$72,179
Restricted cash	32,403	63,962
Loans receivable at fair value	1,696,526	1,882,088
Loans receivable at amortized cost	—	42,546
Less:
Unamortized deferred origination costs and fees, net	—	(103)
Allowance for loan losses	—	(3,972)
Loans receivable at amortized cost, net	—	38,471
Loans held for sale	1,158	715
Interest and fees receivable, net	15,426	17,185
Right of use assets - operating	46,820	50,503
Other assets	80,531	76,771
Total assets	$2,009,051	$2,201,874

Liabilities and stockholders' equity
Liabilities
Secured financing	$246,385	$60,910
Asset-backed notes at fair value	1,167,309	1,129,202
Asset-backed notes at amortized cost	—	359,111
Amount due to whole loan buyer	6,781	33,354
Lease liabilities	49,684	53,357
Other liabilities	72,525	77,174
Total liabilities	1,542,684	1,713,108
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at December 31, 2020 and December 31, 2019; 27,951,286 shares issued and 27,679,263 shares outstanding at December 31, 2020; 27,262,639 shares issued and 27,003,157 shares outstanding at December 31, 2019	6	6
Common stock, additional paid-in capital	436,499	418,299
Common stock warrants	—	63
Accumulated other comprehensive loss	(261)	(162)
Retained earnings	36,432	76,679
Treasury stock at cost, 272,023 and 259,482 shares at December 31, 2020 and December 31, 2019	(6,309)	(6,119)
Total stockholders’ equity	466,367	488,766
Total liabilities and stockholders' equity	$2,009,051	$2,201,874
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue
Interest income	$545,466	$544,126
Non-interest income	38,268	56,022
Total revenue	583,734	600,148
Less:
Interest expense	58,368	60,546
Provision (release) for loan losses	—	(4,483)
Net increase (decrease) in fair value	(190,306)	(97,237)
Net revenue	335,060	446,848

Operating expenses:
Technology and facilities	129,795	101,981
Sales and marketing	89,375	97,153
Personnel	106,446	90,647
Outsourcing and professional fees	47,067	57,243
General, administrative and other	20,471	15,392
Total operating expenses	393,154	362,416

Income (loss) before taxes	(58,094)	84,432
Income tax expense (benefit)	(13,012)	22,834
Net income (loss)	$(45,082)	$61,598
Change in post-termination benefit obligation	(99)	(30)
Total comprehensive income (loss)	$(45,181)	$61,568

Net income (loss) attributable to common stockholders	$(45,082)	$4,262

Share data:
Earnings (loss) per share:
Basic	$(1.65)	$0.46
Diluted	$(1.65)	$0.40
Weighted average common shares outstanding:
Basic	27,333,271	9,347,103
Diluted	27,333,271	10,761,852
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

For the Years Ended December 31, 2020 and 2019
	Convertible Preferred Stock			Convertible Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	—	$—	$—	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	—	—	—	58,722	—	216	—	—	—	216
Stock-based compensation expense	—	—	—	—	—	—	—	19,488	—	—	—	19,488
Issuance of common stock upon exercise of warrants	—	—	—	(23,512)	(63)	10,972	—	253	—	—	(190)	—
Vesting of restricted stock units, net	—	—	—	—	—	606,412	—	(1,757)	—	—	—	(1,757)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(99)	—	—	(99)
Net loss	—	—	—	—	—	—	—	—	—	(45,082)	—	(45,082)
Balance – December 31, 2020	—	$—	$—	—	$—	27,679,263	$6	$436,499	$(261)	$36,432	$(6,309)	$466,367

Balance – January 1, 2019	14,043,977	$16	$257,887	24,959	$130	2,935,249	$3	$44,411	$(132)	$52,662	$(8,428)	$346,549
Issuance of common stock upon exercise of stock options	—	—	—	—	—	105,909	—	791	—	—	—	791
Repurchase of stock options	—	—	—	—	—	—	—	(86)	—	—	—	(86)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	—	4,873,356	—	60,479	—	—	—	60,479
Stock-based compensation expense	—	—	—	—	—	—	—	19,183	—	—	—	19,183
Conversion of convertible preferred stock to common stock in connection with initial public offering	(14,043,977)	(16)	(257,887)	7,643	—	19,075,167	3	295,356	—	(37,456)	—	—
Issuance of convertible preferred stock and conversion to common stock upon exercise of warrants, net	—	—	—	(9,090)	(67)	3,969	—	67	—	—	—	—
Vesting of restricted stock units, net	—	—	—	—	—	9,507	—	(92)	—	—	—	(92)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	—	—	—	(125)	—	(125)
Change in post-termination benefit obligation	—	—	—	—	—	—	—	—	(30)	—	—	(30)
Secured non-recourse affiliate note	—	—	—	—	—	—	—	(1,810)	—	—	2,309	499
Net income	—	—	—	—	—	—	—	—	—	61,598	—	61,598
Balance – December 31, 2019	—	$—	$—	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(45,082)	$61,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,220	14,101
Net decrease (increase) in fair value	190,306	97,237
Origination fees for loans receivable at fair value, net	(900)	(3,777)
Gain on loan sales	(20,308)	(36,537)
Stock-based compensation expense	19,488	19,183
Provision (release) for loan losses	—	(4,483)
Deferred tax provision	(14,464)	10,419
Other, net	18,001	9,728
Originations of loans sold and held for sale	(188,521)	(355,617)
Proceeds from sale of loans	208,385	391,438
Changes in operating assets and liabilities:
Interest and fee receivable, net	(4,010)	(7,128)
Other assets	(9,926)	(47,628)
Amount due to whole loan buyer	(26,573)	5,413
Other liabilities	6,253	64,427
Net cash provided by operating activities	152,869	218,374
Cash flows from investing activities
Originations of loans	(1,011,845)	(1,487,103)
Repayments of loan principal	1,054,821	1,015,646
Purchase of fixed assets	(4,825)	(8,875)
Capitalization of system development costs	(21,772)	(17,348)
Net cash provided by (used in) investing activities	16,379	(497,680)
Cash flows from financing activities
Borrowings under secured financing	469,000	144,000
Proceeds from initial public offering, net of offering costs	—	60,479
Borrowings under asset-backed notes	40,244	249,951
Payments of secured financing	(284,006)	(169,000)
Repayment of asset-backed notes	(360,001)	—
Other, net	(495)	(270)
Net payments related to stock-based activities	(1,541)	1,112
Net cash provided by (used in) financing activities	(136,799)	286,272
Net increase (decrease) in cash and cash equivalents and restricted cash	32,449	6,966
Cash and cash equivalents and restricted cash, beginning of period	136,141	129,175
Cash and cash equivalents and restricted cash, end of period	$168,590	$136,141

Supplemental disclosure of cash flow information
Cash and cash equivalents	$136,187	$72,179
Restricted cash	32,403	63,962
Total cash and cash equivalents and restricted cash	$168,590	$136,141

Cash paid for income taxes, net of refunds	$2,829	$2,933
Cash paid for interest	$57,140	$58,038
Cash paid for amounts included in the measurement of operating lease liabilities	$16,244	$12,759
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$8,826	$59,564
Additional common stock issued to Series G shareholders upon initial public offering	$—	$37,456
Non-cash investment in capitalized assets	$550	$687
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2020

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") provides inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," primarily because they have a credit history that is too limited to be accurately scored by credit bureaus. The Company's primary product offerings are unsecured installment loans that are affordably priced and that help customers establish a credit history. The Company has begun to expand beyond its core offering into other financial services that a significant portion of its customers already use, such as personal loans secured by a vehicle and credit cards. The Company uses models that are developed with Artificial Intelligence ("A.I.") and built on over 15 years of proprietary consumer insights and billions of data points. This Company's proprietary scoring model and continually evolving data analytics have enabled it to underwrite the risk of the hardworking customers that it serves. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the SEC's definition of a "Smaller Reporting Company”, and therefore qualify for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. All share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Company's one-for-eleven reverse stock split.

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

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The Company determines whether it has a controlling financial interest in a VIE by considering whether its involvement with the VIE is significant and whether it is the primary beneficiary of the VIE based on the following:

•The Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance;
•The aggregate indirect and direct variable interests held by us have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE; an
•Qualitative and quantitative factors regarding the nature, size, and form of the Company’s involvement with the VIE.

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

Concentration of Credit Risk ‑ Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and loans receivable at fair value.

As of December 31, 2020, 56%, 26%, 5%, and 5% of the owned principal balance related to customers from California, Texas, Illinois and Florida, respectively. Owned principal balance related to customers from each of the remaining states of operation continues to be at or below 3%. As of December 31, 2019, 59%, 25%, 5%, 2%, 2%, 5% of the owned principal balance related to customers from California, Texas, Illinois, Nevada, Arizona and Florida, respectively, and the owned principal balance related to customers from Idaho, Missouri, New Jersey, New Mexico, Utah and Wisconsin were not material.

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

Loans Receivable at Fair Value ‑ The Company elected the fair value option to account for new loan originations held for investment on or after January 1, 2018. Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. Accordingly, as of December 31, 2020 all loans receivable held for investment are accounted for under the fair value option. Under the fair value option, direct loan origination fees are taken into income immediately and direct loan origination costs are expensed in the period the loan originates. Loans are charged off at the earlier of when loans are determined to be uncollectible or when loans are 120 days contractually past due and recoveries are recorded when cash is received. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in fair value are recorded in "Net increase (decrease) in fair value" in the Consolidated Statements of Operations and Comprehensive Income in the period of the fair value changes.

Loans Receivable at Amortized Cost ‑ Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. Accordingly, for the year ended December 31, 2020, the Company did not have any Loans Receivable at Amortized Cost.

Prior to the adoption of ASU 2019-05, loans originated before January 1, 2018 were carried at amortized cost, which is the outstanding unpaid principal balance, net of deferred loan origination fees and costs and the allowance for loan losses. The Company estimates direct loan origination costs associated with completed and successfully originated loans. The direct loan origination costs include employee compensation and independent third-party costs incurred to originate loans. Direct loan origination costs are offset against any loan origination fees and deferred and amortized over the life of the loan using effective interest rate method for loans originated before January 1, 2018.

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

•Level 1 financial instruments are valued based on unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
•Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities.
•Level 3 financial instruments are valued using pricing inputs that are unobservable and reflect the Company’s own assumptions that market participants would use in pricing the asset or liability.

Loans Held for Sale ‑ Loans held for sale are recorded at the lower of cost or fair value, applied on an aggregate basis, until the loans are sold. Loans held for sale are sold within four days of origination. Cost of loans held for sale is inclusive of unpaid principal plus net deferred origination costs.

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

Systems Development Costs ‑ The Company capitalizes software developed or acquired for internal use. The Company has internally developed its proprietary Web-based technology platform, which consists of application processing, credit scoring, loan accounting, servicing and collections, debit card processing, and data and analytics.

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

Impairment ‑ We review long-lived assets, including fixed assets, right of use assets and system development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. We determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired for the years ended December 31, 2020 and 2019, except as disclosed in Note 7, Other Assets.

Asset-Backed Notes at Fair Value ‑ The Company elected the fair value option to account for all asset-backed notes issued on or after January 1, 2018. Asset-backed notes issued prior to January 1, 2018 are accounted for at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, the Company no longer had any asset-backed notes at amortized cost. Accordingly, as of December 31, 2020 all asset-backed notes are accounted for under the fair value option. The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. The Company re-evaluates the fair value of the asset-backed notes at the close of each measurement period. Changes in fair value are recorded in "Net increase (decrease) in fair value" in the Consolidated Statements of Operations and Comprehensive Income in the period of the fair value changes.

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

The Company accounts for loan sales in accordance with ASC No. 860, Transfers and Servicing. In accordance with this guidance, a transfer of a financial asset, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:
•The financial assets are isolated from the transferor and its consolidated affiliates as well as its creditors.
•The transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets.
•The transferor does not maintain effective control of the transferred assets.

For the years ended December 31, 2020 and 2019 all sales met the requirements for sale treatment. The Company records the gain on the sale of a loan at the sale date in an amount equal to the proceeds received less outstanding principal, accrued interest, late fees and net deferred origination costs.

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

Interest expense ‑ Interest expense consists of interest expense associated with the Company’s asset-backed notes and Secured Financing, and it includes origination costs as well as fees for the unused portion of the Secured Financing facility. Asset-backed notes at amortized cost are borrowings that originated prior to January 1, 2018, and origination costs are amortized over the life of the borrowing using the effective interest rate method. As of January 1, 2018, the Company elected the fair value option for all new borrowings under asset-backed notes issued on or after that date. Accordingly, all origination costs for such asset-backed notes at fair value are expensed as incurred. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we did not have any asset-backed notes at amortized cost remaining as of December 31, 2020.

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

The Company granted restricted stock units ("RSUs") to employees that vest upon the satisfaction of time-based criterion of up to four years and previously some included a performance criterion, a liquidity event in connection with an initial public offering or a change in control. These RSUs were not considered vested until both criteria were met and provided that the participant was in continuous service on the vesting date. Compensation cost for awards with performance criteria, measured on the grant date, was recognized when both the service and performance conditions were probable of being achieved. For grants and awards with just a service condition, the Company recognizes stock-based compensation expenses using the straight-line basis over the requisite service period net of forfeitures. For grants and awards with both service and performance conditions, the Company recognizes expenses using the accelerated attribution method.

Treasury Stock ‑ From time to time, the Company repurchases shares of its common stock in a tender offer. Treasury stock is reported at cost, and no gain or loss is recorded on stock repurchase transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company did not retire or re-issue any treasury stock for the years ended December 31, 2020 and 2019.

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

The Company previously elected the fair value option for all loans originated after January 1, 2018. Upon adoption of ASU 2019-05, the Company elected the fair value option on all loans receivable originated prior to January 1, 2018 that were previously measured at amortized cost. As a result, adoption of ASU 2016-13 did not have impact on the Company's consolidated financial statements and disclosures. The Company made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes off the uncollectible accrued interest receivable balance in a timely manner and makes relevant disclosures.

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

Cloud Computing Arrangements - In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the amendments of this ASU effective January 1, 2020 on a prospective basis with no impact upon adoption. All eligible implementation costs related to cloud computing arrangements are now recorded as part of "prepaid expenses" within "Other assets" on the Consolidated Balance Sheets. The amortization expense is presented in the same line on the income statement as the fees for the associated hosted service within "Operating expenses" on the Company's Consolidated Statements of Operations and Comprehensive Income, and the cash payments related to implementation of cloud computing arrangements are classified as "cash flows from operating activities" within the Consolidated Statements of Cash Flow.

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Net income (loss)	$(45,082)	$61,598
Less: Additional common stock issued to Series G shareholders	—	(37,456)
Less: Net income allocated to participating securities (1)	—	(19,880)
Net income (loss) attributable to common stockholders	$(45,082)	$4,262

Basic weighted-average common shares outstanding	27,333,271	9,347,103
Weighted average effect of dilutive securities:
Stock options	—	1,300,758
Restricted stock units (2)	—	101,671
Warrants	—	12,320
Diluted weighted-average common shares outstanding	27,333,271	10,761,852

Earnings (loss) per share:
Basic	$(1.65)	$0.46
Diluted	$(1.65)	$0.40
(1) In a period of net income, both earnings and dividends (if any) are allocated to participating securities. In a period of net loss, only dividends (if any) are allocated to participating securities.
(2) The restricted stock units included in the diluted weighted-average common shares outstanding for the year ended December 31, 2019 relate to the performance-based condition relating to certain awards being considered probable on the effective date of the IPO, the voluntary stock option exchange offer and the issuance of restricted stock units for annual awards.

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2020	2019
Stock options	4,369,664	2,231,060
Restricted stock units	2,280,829	—
Warrants	10,400	—
Convertible preferred stock	—	12,630,249
Total anti-dilutive common share equivalents	6,660,893	14,861,309

The income available to common stockholders, which is the numerator in calculating diluted earnings (loss) per share, includes $7.9 million of compensation cost catch-up for the year ended December 31, 2019 relating to restricted stock units granted prior to the Company's IPO that included performance criterion which were not considered probable until the effective date of the IPO.

4.	Variable Interest Entities

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries, or variable interest entities ("VIEs") to collateralize certain asset-backed financing transactions. The Company has determined that it is the primary beneficiary of these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction either in the form of an asset-backed certificate or as an uncertificated residual interest. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its consolidated financial statements.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2020	2019
Consolidated VIE assets
Restricted cash	$23,726	$28,821
Loans receivable at fair value	1,580,061	1,745,465
Loans receivable at amortized cost	—	41,747
Interest and fee receivable	14,191	15,874
Total VIE assets	1,617,978	1,831,907
Consolidated VIE liabilities
Secured financing (1)	246,994	62,000
Asset-backed notes at fair value	1,167,309	1,129,202
Asset-backed notes at amortized cost (1)	—	360,001
Total VIE liabilities	$1,414,303	$1,551,203
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Receivable at Amortized Cost, Net

Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost as of December 31, 2019. Accordingly, for the year ended December 31, 2020, the Company did not have any loans receivable measured at amortized cost. Therefore, the relevant disclosures related to loans receivable at amortized cost, net, such as credit quality information, past due loans receivable, troubled debt restructurings, and allowance for loan losses are not applicable for the year ended December 31, 2020. As of December 31, 2019, loans receivable at amortized cost, net, of $38.5 million consisted of loans receivable at amortized cost of $42.5 million, deferred origination costs and fees, net, of $(0.1) million, and an allowance for loan losses of $(4.0) million.

Activity in the allowance for loan losses was as follows:

	December 31,
(in thousands)	2020	2019
Balance - beginning of period	3,972	$26,326
ASU 2019-05 Adoption Adjustment	(3,972)	$—
Provision (release) for loan losses	—	$(4,483)
Loans charged off	—	$(30,702)
Recoveries	—	$12,831
Balance - end of period	$—	$3,972

6.	Loans Held for Sale

The originations of loans sold and held for sale during the year ended December 31, 2020 was $188.5 million and the Company recorded a gain on sale of $20.3 million and servicing revenue of $15.3 million. The originations of loans sold and held for sale during the year ended December 31, 2019 was $355.6 million and the Company recorded a gain on sale of $36.5 million and servicing revenue of $15.4 million.

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor, which agreement has been amended from time to time. Pursuant to the agreement, the Company sells at least 10% of its unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. The term of the current agreement was set to expire on November 10, 2020. The parties have agreed to extend the agreement on the same terms through February 26, 2021. Additional extensions may be considered on a month-to-month basis.

In addition, from July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor providing for a commitment to sell 100% of the Company’s loans originated under its loan program for customers who do not meet the qualifications of the Company's core loan origination program. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020.

7.	Other Assets

Other assets consist of the following:

	December 31,
(in thousands)	2020	2019
Fixed assets
Computer and office equipment	$11,182	$10,432
Furniture and fixtures	11,019	10,768
Purchased software	1,992	4,527
Vehicles	53	171
Leasehold improvements	29,543	27,701
Total cost	53,789	53,599
Less: Accumulated depreciation	(37,939)	(30,765)
Total fixed assets, net	$15,850	$22,834

System development costs:
System development costs	$55,943	$36,795
Less: Accumulated amortization	(28,524)	(18,456)
Total system development costs, net	$27,419	$18,339

Whole loan receivables	$—	$5,136
Prepaid expenses	17,241	12,217
Deferred tax assets	1,716	1,563
Tax assets and other	18,305	16,682
Total other assets	$80,531	$76,771

Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $9.4 million and $8.8 million, respectively.

System Development Costs

Amortization of system development costs for years ended December 31, 2020 and 2019 was $10.8 million and $4.9 million, respectively. System development costs capitalized in the years ended December 31, 2020 and 2019 were $21.7 million and $17.9 million, respectively.

In November 2020, the Company decided to cease originating direct auto loans used to purchase a vehicle. Accordingly, the Company has recorded impairment charge of $1.8 million related to system development costs and $1.9 million related to fixed assets. The impairment loss was included in Technology and facilities on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2020.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facility:

	December 31, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$246,385	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2019
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$60,910	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	December 31, 2020
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance (b)	Current balance (a)	Current collateral balance (b)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$283,299	$299,237	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,182	187,570	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	279,171	294,710	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	226,653	241,237	4.18%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	200,004	226,242	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,167,309	$1,248,996

	December 31, 2019
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance (b)	Current balance (a)	Current collateral balance (b)	Weighted average interest rate(c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$251,090	$299,813	3.22%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,980	187,447	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	280,852	294,380	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	216,306	241,000	4.09%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	201,974	225,945	3.83%	3 years
Total asset-backed notes recorded at fair value:	$1,154,419	$1,226,888	$1,129,202	$1,248,585
Asset-backed notes recorded at amortized cost:
Oportun Funding VII, LLC (Series 2017-B)	$200,000	$222,231	$199,413	$225,925	3.51%	3 years
Oportun Funding VI, LLC (Series 2017-A)	160,001	188,241	159,698	191,223	3.36%	3 years
Total asset-backed notes recorded at amortized cost	$360,001	$410,472	$359,111	$417,148
(a) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value and measured at carrying amount for asset-back notes recorded at amortized cost.
(b) Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(c) Weighted average interest rate excludes notes retained by the Company.

On July 8, 2020, the Company redeemed its 2017-B asset-backed notes. The redemption was funded by drawing upon the Company's Secured Financing facility for $149.0 million and using $51.0 million of unrestricted cash. On March 9, 2020, the Company redeemed its Series 2017-A asset-backed notes. Advances under the Company's Secured Financing facility were the primary source of funds for the redemption. After the redemptions of our Series 2017-B and 2017-A asset-backed notes, the Company did not have any asset-backed notes recorded at amortized cost as of December 31, 2020.

As of December 31, 2020 and 2019, the Company was in compliance with all covenants and requirements of the Secured Financing facility and asset-backed notes.

In October 2020, the Company raised $39.8 million, net of fees and expenses, by selling $41.3 million of retained bonds related to our 2019-A and 2018-B asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accounts payable	$1,819	$5,919
Accrued compensation	32,681	22,226
Accrued expenses	17,830	12,965
Accrued interest	3,430	3,842
Deferred tax liabilities	10,557	24,868
Current tax liabilities and other	6,208	7,354
Total other liabilities	$72,525	$77,174

10.	Stockholders' Equity

Convertible Preferred Stock - Immediately prior to the completion of the IPO, all 14,043,977 shares of convertible preferred stock were converted into 19,075,167 shares of the Company's common stock. The conversion of all of the Company's convertible preferred stock included an additional 1,873,355 shares of common stock issued for the conversion of the Series G convertible preferred stock to reflect the conversion rate of the Series G convertible preferred stock. The additional 1,873,355 shares issued to Series G convertible preferred stock holders resulted in a $37.5 million reduction to retained earnings and a corresponding increase to additional paid-in capital. There were no shares of convertible preferred stock issued or outstanding as of December 31, 2020.

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2020 or 2019.

Common Stock - As of December 31, 2020 and 2019, the Company was authorized to issue 1,000,000,000 and 1,000,000,000 shares of common stock with a par value of $0.0001 per share, respectively. As of December 31, 2020, 27,951,286 and 27,679,263 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2019, 27,262,639 and 27,003,157 shares were issued and outstanding, respectively, and 259,482 shares were held in treasury stock.

Warrants - On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants. All 3,969 shares were converted to common stock in connection with the IPO. Additionally, at the closing of the IPO, the outstanding 15,869 Series G convertible preferred stock warrants automatically converted into warrants exercisable for 23,512 shares of common stock. On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of December 31, 2020.

11.	Equity Compensation and Other Benefits

2019 Equity Incentive Plan

We currently have one stockholder-approved plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and replaced the Amended and Restated 2005 Stock Option / Stock Issuance Plan and the 2015 Stock Option/Stock Issuance Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards (collectively, "awards"). ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The maximum number of shares of our common stock that may be issued under the 2019 Plan will not exceed 8,152,800 shares, of which, 1,058,603 were available for future awards as of December 31, 2020. The number of shares of the Company's common stock reserved for issuance under its 2019 Plan will automatically increase on January 1 of each year for the remaining term of the plan, by 5% of the total number of shares of its common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Board prior to the applicable January 1st. The shares available for issuance increased by 1,383,963 and 1,350,157 shares, on January 1, 2020 and 2019, respectively, pursuant to the automatic share reserve increase provision.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 996,217 shares and as of December 31, 2020, no shares have been issued under the ESPP. The number of shares of the Company's common stock reserved for issuance under its ESPP will automatically increase on January 1 of each calendar year for the remaining term of the plan by the lesser of (1) 1% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, (2) 726,186 shares, and (3) a number of shares determined by the Board. The shares available for issuance increased by 276,792 and 270,031 shares, on January 1, 2020 and 2019, respectively, pursuant to the automatic share reserve increase provision.

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

The fair value of stock option grants was estimated with the following assumptions:

	Year Ended December 31,
	2020	2019
Expected volatility (employee)	50.7%	50.8% - 51.2%
Risk-free interest rate (employee)	0.7%	1.8% - 2.6%
Expected term (employee, in years)	6.1	5.9 - 6.1
Expected dividend	—%	—%

These assumptions are defined as follows:

•Expected Volatility ‑ Since the Company does not have enough trading history to use the volatility of its own common stock, the option’s expected volatility is estimated based on historical volatility of a peer group’s common stock.
•Risk-Free Interest Rate‑ The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected Term ‑ The option’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding.
•Expected Dividend - The Company has no plans to pay dividends.

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

Stock Option Activity - A summary of the Company's stock option activity under the 2005 Plan, the 2015 Plan, and the 2019 Plan at December 31, 2020 is as follows:

(in thousands, except share and per share data)	Options Outstanding	Options Weighted-Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance – January 1, 2020	3,950,690	14.03	5.87	$40,264
Options granted	625,653	19.00
Options exercised	(58,722)	3.00
Options canceled	(125,896)	23.40
Balance – December 31, 2020	4,391,725	14.61	5.43	$26,059

Options vested and expected to vest - December 31, 2020	4,391,725	14.61	5.43	$26,059
Options vested and exercisable - December 31, 2020	3,258,261	12.80	4.29	$25,477

Information on stock options granted, exercised and vested is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019
Weighted average fair value per share of options granted	$9.10	$9.54
Cash received from options exercised, net	216	791
Aggregate intrinsic value of options exercised	622	1,028
Fair value of shares vested	5,710	6,735

As of December 31, 2020 and 2019, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $9.5 million and $10.1 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.6 years and 2.4 years, respectively.

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

Restricted Stock Units

The Company’s restricted stock units ("RSUs") vest upon the satisfaction of time-based criterion of up to four years. The service-based requirement will be satisfied in installments as follows: 25% of the total number of RSUs awarded will have the service-based requirement satisfied during the month in which the 12-month anniversary of the vesting commencement date occurs, and thereafter 1/16th of the total award in a series of 12 successive equal quarterly installments or 1/4th of the total award in a series of three successive equal annual installments following the first anniversary of the initial service vest date. Some awards also include a performance criterion, a liquidity event in connection with the Company's initial public offering or a change in control. The liquidity event requirement will be satisfied as to any then-outstanding RSUs on the first to occur of the following events prior to the expiration date: (1) the closing of a change in control; or (2) the first trading day following the expiration of the lock-up period. These RSUs are not considered vested until both criteria have been met, if applicable, and provided that participant is providing continuous service on the vesting date. The performance-based condition of such RSUs was considered probable on the effective date of the IPO completed in September 2019. As a result, $7.9 million of compensation expense in 2019 was recognized in connection with these performance-based awards upon completion of the IPO.

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

A summary of the Company’s RSU activity under the 2015 Plan and the 2019 Plan for the year ended December 31, 2020 is as follows:

	RSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2020	1,646,323	20.12
Granted	1,933,839	16.34
Vested (1)(2)	(743,156)	24.84
Forfeited (1)	(134,534)	21.05
Balance – December 31, 2020	2,702,472	18.82
Expected to vest after December 31, 2020 (1)	2,702,472	18.82
(1) Replacement RSUs are fair valued using the grant date fair market value on the date of exchange (August 22, 2019).
(2) The Company allows its Board of Directors to defer all or a portion of monetary remuneration paid to the Director. As of December 31, 2020, there were 15,862 restricted stock units vested for which the holders elected to defer delivery of the Company's shares.

As of December 31, 2020 and 2019, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $37.2 million and $21.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.9 years and 3.0 years, respectively.

Stock-based Compensation - Total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income is as follows:

	Year Ended December 31,
(in thousands of dollars)	2020	2019
Technology and facilities	$3,697	$2,699
Sales and marketing	129	123
Personnel	15,662	16,361
Total stock-based compensation	$19,488	$19,183

The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the award grant date. The Company capitalized compensation expense related to stock-based compensation the years ended December 31, 2020 and 2019 of $1.0 million and $0.9 million, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The total income tax expense recognized in the income statement for share-based compensation arrangements was $2.6 million and $0.0 million for the years ended December 31, 2020 and 2019, respectively.

Retirement Plan

The Company maintains a 401(k) Plan, which enables employees to make pre-tax or post-tax deferral contributions to the participating employees account. Employees may contribute a portion of their pay up to the annual amount as set periodically by the Internal Revenue Service. The Company provides for an employer 401(k) contribution match of up to 4% of an employee’s eligible compensation. The total amount contributed by the Company for the years ended December 31, 2020 and 2019 was $2.9 million and $2.4 million, respectively. All employee and employer contributions will be invested according to participants’ individual elections. The Company remits employee contributions to plan with each bi-weekly payroll.

12.	Revenue

Interest Income - Total interest income included in the Consolidated Statements of Operations and Comprehensive Income is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Interest income
Interest on loans	$538,544	$535,325
Fees on loans	6,922	8,801
Total interest income	$545,466	$544,126

Non-interest Income - Total non-interest income included in the Consolidated Statements of Operations and Comprehensive Income is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Non-interest income
Gain on loan sales	$20,308	$36,537
Servicing fees	15,264	15,429
Other income	2,696	4,056
Total non-interest income	$38,268	$56,022

13.	Income Taxes

The following are the domestic and foreign components of the Company’s income before taxes:

	Year Ended December 31,
(in thousands)	2020	2019
Domestic	$(58,405)	$82,612
Foreign	311	1,820
Income (loss) before taxes	$(58,094)	$84,432

The provision for income taxes consisted of the following:

(in thousands)	Federal	State	Foreign	Total
December 31, 2020
Current	$(1,547)	$2,207	$792	$1,452
Deferred	(7,426)	(6,885)	(153)	(14,464)
Total provision (benefit) for income taxes	$(8,973)	$(4,678)	$639	$(13,012)

December 31, 2019
Current	$7,946	$2,835	$1,308	$12,089
Deferred	7,830	3,439	(524)	10,745
Total provision for income taxes	$15,776	$6,274	$784	$22,834

Income tax expense (benefit) was $(13.0) million and $22.8 million for the years ended December 31, 2020 and 2019, which represents an effective tax rate of 22.4% and 27.0%, respectively.

A reconciliation of income tax expense with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Income tax expense (benefit) computed at U.S. federal statutory rate	$(12,200)	$17,731
State Tax	(4,097)	4,788
Foreign Rate differential	573	164
Federal tax credits	(1,795)	(2,042)
Share based compensation expense	2,525	752
Change in unrecognized tax benefit reserves	1,993	611
Net operating loss carryback tax rate differential	(1,532)	—
US Base Erosion Anti-Abuse Tax (BEAT)	1,333	—
Other	188	830
Income tax expense	$(13,012)	$22,834
Effective tax rate	22.4%	27.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The primary components of the Company’s net deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accrued expenses and reserves	$4,007	$2,281
Allowance for loan losses	34	1,110
Leases	13,427	14,449
Share-based compensation	6,824	7,057
Mexico fixed assets	1,052	937
Depreciation and amortization	915	480
Fair value adjustment - Bonds Payable	2,372	—
CARES Act payroll taxes	1,001	—
Net operating loss & credit carryforward	1,537	—
Other	116	672
Total deferred tax assets	$31,285	$26,986
Valuation allowance	$—	$—
Deferred tax liabilities:
System development costs	$(7,482)	$(4,966)
Right of use assets	(12,653)	(13,676)
Prepaid expenses	(243)	(912)
Fair value adjustment - Loans Receivable	(19,748)	(30,737)
Total deferred tax liabilities	(40,126)	(50,291)
Net deferred taxes	$(8,841)	$(23,305)

As provided for in the Tax Cuts and Jobs Act of 2017, our historical earnings were subject to the one-time transition tax and can now be repatriated to the U.S. with a de minimis tax cost. The Company continues to assert that both its historical and current earnings in its foreign subsidiaries are permanently reinvested and therefore no deferred taxes have been provided.

As of December 31, 2020, the Company had state net operating loss carryforwards of $17.1 million which are set to begin expiring in 2025. As of December 31, 2020, the Company had California research and development tax credit carryforwards of $1.3 million, which are not subject to expiration.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to deferment of employer social security payments, net operating loss (NOL) carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property which allows the Company to accelerate deductions for certain assets placed in service in prior years. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The loss is allowed to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, there was a tax loss generated during 2020 that the CARES Act will now allow to be carried back to 2017, the first of three consecutive years where the Company reported taxable income for federal tax purposes. The carryback of the 2020 tax loss created a $1.5 million increase to the tax benefit as a result of applying the current period loss to a prior period with a higher tax rate of 35% versus the current 21% federal statutory tax rate. The tax law changes in the CARES Act associated with qualified improvement property created an estimated reduction in taxes payable related to tax year 2019 and prior years of approximately $1.8 million which is offset by an increase in deferred tax liability balances for the same amount. The Company is also utilizing the payroll tax deferral allowed by the CARES Act, which defers payment of approximately $3.7 million to the next two years. The Company does not expect other aspects of the income tax provisions of the CARES Act to have a material impact on its financial statements.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2020	2019
Balance as of January 1,	$1,933	$1,431
Increases related to current year tax positions	563	535
Decreases related to current year tax positions	—	—
Increases related to prior year tax positions	1,431	19
Decreases related to prior year tax positions	—	(52)
Balance as of December 31,	$3,927	$1,933

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2020 were $0.3 million. Interest and penalties related to the Company's unrecognized tax benefits were not material as of December 31, 2019. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company does not expect its uncertain tax positions to have a material impact on its consolidated financial statements within the next twelve months, with $0.7 million of uncertain tax positions expiring at the end of 2021. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, is $2.6 million.

Due to the net operating loss carryforwards, the Company’s United States federal and significant state returns are open to examination by the Internal Revenue Service and state jurisdictions for years ended December 31, 2010 and 2007, respectively, and forward. For Mexico, all tax years remain open for examination by the Mexico taxing authorities.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company elected the fair value option to account for all loans receivable held for investment ("Fair Value Loans"), and for all asset-backed notes issued on or after January 1, 2018 (the "Fair Value Notes"). Upon adoption of ASU 2019-05, effective January 1, 2020, the Company elected the fair value option on all loans receivable previously measured at amortized cost. Accordingly, for the year ended December 31, 2020, the Company did not have any loans receivable measured at amortized cost. Asset-backed notes issued prior to January 1, 2018 are accounted for at amortized cost, net. After the redemption of our Series 2017-B asset-back notes on July 8, 2020, we did not have any asset-backed notes at amortized cost as of December 31, 2020. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances as of the dates shown:

	December 31, 2020		December 31, 2019
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,639,626	$1,696,526	$1,800,418	$1,882,088
Liabilities
Asset-backed notes	$1,154,419	$1,167,309	$1,113,165	$1,129,202

The Company calculates the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements. The data in the table below represents the Company's unsecured personal loan portfolio which is the primary driver of fair value.

	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted Average (2)	Minimum (3)	Maximum (3)	Weighted Average
Remaining cumulative charge-offs (1)	7.83%	61.26%	10.03%	—	—	9.61%
Remaining cumulative prepayments (1)	—%	38.92%	31.11%	—	—	34.95%
Average life (years)	0.17	1.29	0.80	—	—	0.81
Discount rate	—	—	6.85%	—	—	7.77%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).
(3) The Company adopted ASU 2018-13 on a prospective basis, effective January 1, 2020, therefore, these disclosures are not required as of December 31, 2019.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the years ended December 31, 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The Company developed an internal model to estimate the fair value of the Fair Value Loans. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	December 31,
(in thousands)	2020	2019
Balance – beginning of period	$1,882,088	$1,227,469
Adjustment upon adoption of ASU 2019-05	43,323	—
Principal disbursements	1,215,872	1,741,899
Principal payments from customers	(1,230,729)	(996,945)
Gross charge-offs	(188,480)	(122,005)
Net increase (decrease) in fair value	(25,548)	31,670
Balance ‑ end of period	$1,696,526	$1,882,088

As of December 31, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $14.8 million. As of December 31, 2019, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.6 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $15.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	December 31, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$136,187	$136,187	$136,187	$—	$—
Restricted cash	32,403	32,403	32,403	—	—
Loans held for sale (Note 6)	1,158	1,158	—	—	1,158
Liabilities
Accounts payable	1,819	1,819	1,819	—	—
Secured financing (Note 8)	246,994	245,077	—	245,077	—

	December 31, 2019
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72,179	$72,179	$72,179	$—	$—
Restricted cash	63,962	63,962	63,962	—	—
Loans receivable at amortized cost, net (Note 5)	38,471	43,482	—	—	43,482
Loans held for sale (Note 6)	715	772	—	—	772
Liabilities
Accounts payable	5,919	5,919	5,919	—	—
Secured financing (Note 8)	62,000	62,000	—	62,000	—
Asset-backed notes at amortized cost (Note 8)	359,111	360,668	—	360,668	—

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
There were no transfers in or out of Level 3 assets and liabilities for the years ended December 31, 2020 and 2019.

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

As of December 31, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021	$15,788
2022	12,967
2023	10,881
2024	9,069
2025	6,989
Thereafter	1,641
Total lease payments	57,335
Imputed interest	(5,247)
Total leases	$52,088

Sublease income
2021	$(1,594)
2022	(896)
2023 and thereafter	—
Total lease payments	(2,490)
Imputed interest	86
Total sublease income	$(2,404)

Net lease liabilities	$49,684
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.42%

As of December 31, 2019, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2020	$15,227
2021	12,439
2022	9,663
2023	8,340
2024	7,488
Thereafter	7,293
Total lease payments	60,450
Imputed interest	(6,240)
Total leases	$54,210

Sublease income
2020	$(861)
2021 and thereafter	—
Total lease payments	(861)
Imputed interest	8
Total sublease income	$(853)

Net lease liabilities	$53,357
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.49%

Rental expenses under operating leases for the years ended December 31, 2020 and 2019 were $20.8 million and $18.2 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $13.4 million in 2021, $9.2 million in 2022, $2.0 million in 2023, $0.0 million in 2024, and $0.0 million in 2025 and thereafter.

Whole Loan Sale Program ‑ The Company has a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. For details regarding the whole loan sale program, refer to Note 6, Loans Held for Sale.

Access Loan Sale Program ‑ From July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of the loans originated pursuant to the Company’s loan program for customers who do not meet the qualifications of its core loan origination program and service the sold loans. For details regarding this program, refer to Note 6, Loans Held for Sale.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at December 31, 2020 and 2019 were $3.5 million and $2.3 million, respectively.

Litigation - On June 13, 2017, a complaint, captioned Atinar Capital II, LLC and James Gutierrez v. David Strohm, et. al., CGC 17-559515, (the "Atinar Lawsuit"), was filed by plaintiffs James Gutierrez and Atinar Capital II, LLC (an LLC controlled by Gutierrez) (the "Gutierrez Plaintiffs"), in the Superior Court of the State of California, County of San Francisco, against certain of the Company's current and former directors and officers, and certain of the Company's stockholders alleging that the defendants breached their fiduciary duties to the Company's common stockholders in their capacities as officers, directors and/or controlling stockholders by approving certain of the Company's convertible preferred stock financing rounds that diluted the ownership of the Company's common stockholders, and that certain defendants allegedly aided and abetted such breaches. On October 17, 2019, after being given leave by the court to amend its complaint, the plaintiffs filed a second amended complaint that added Gutierrez Family Holdings, LLC (another entity controlled by Gutierrez) as an additional plaintiff, and pleading the case in the alternative as a derivative shareholder suit. As part of the derivative shareholder suit, Oportun Financial Corporation was added as a nominal defendant only. The second amended complaint sought unspecified monetary damages and other relief. On November 18, 2019, the Company filed a demurrer of the second amended complaint. On April 1, 2020, the Court issued an order sustaining the Company's demurrer in part, by dismissing Gutierrez Family Holdings, LLC from the case, and denying it in part. The Court subsequently ordered the parties to mediation. While the Company believes the claims in the Atinar lawsuit were without merit, the Company wanted to avoid the costs and management distraction of litigation and at mediation the parties have agreed to settle this matter. In late October, the Company executed a settlement agreement and established an $8.8 million litigation reserve. On November 17, 2020, Company paid $5.8 million related to the settlement and the parties filed a stipulation of dismissal and order to dismiss all claims. As of December 31, 2020, the Company has a remaining liability of $3.0 million within Other liabilities on the Consolidated Balance Sheets as of December 31, 2020. The income statement impact of $8.8 million was reported as part of General, administrative and other on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2020. The Company indemnified the current and former directors, officers and shareholders to whom it has indemnification obligations.

On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007 ("the Opportune Lawsuit") was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against the Company and its wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against the Company and Oportun, LLC and called for injunctive relief requiring the Company and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of the Company's trademarks, ("the Cancellation Proceeding" and, together with the Opportune Lawsuit, the "Opportune Matter"). On March 5, 2018, the Trademark Trial and Appeal Board granted the Company's motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the District Court granted the Company's motion to partially dismiss the complaint, dismissing the plaintiff's misappropriation claim. On February 22, 2019, the plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act to the remaining claims in the original complaint. On August 30, 2019, the Company filed a motion for summary judgment on all of the plaintiff's claims. On January 22, 2020, the District Court issued its decision denying the Company's motion for summary judgment. No trial date has been set. In connection with discussions regarding settlement of the Opportune Matter, the Company has recorded a liability of $1.9 million within Other liabilities and a corresponding insurance recovery receivable of $1.0 million within Other assets on the Consolidated Balance Sheets as of December 31, 2019. The income statement impact of $0.9 million was recorded through General, administrative and other on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019. Actual results could differ from these estimates.

See Item 3. Legal Proceedings for additional information regarding legal proceedings in which the Company is involved.

16.	Subsequent Events

On February 5, 2021, the Company entered into a Receivables Retention Facility Agreement (the “Retention Facility Agreement”), an Amended and Restated Credit Card Program and Servicing Agreement (the “Amended Program Agreement”) and other related documents (the Retention Facility Agreement, the Amended Program Agreement and the related documents, collectively referred to as the "Retention Facility") with WebBank, a Utah-chartered industrial bank ("WebBank"), providing the Company with additional funding to expand its credit card product. Certain capitalized terms not defined in this section of the report are used with the meanings ascribed to them in the Retention Facility.

Under the Retention Facility Agreement, WebBank will originate, fund and retain credit card receivables up to $25 million. The Company will purchase any excess receivables originated above the $25 million amount, in addition to certain ineligible receivables. The Retention Facility has a term of two years, commencing on February 9, 2021. The Amended Program Agreement sets forth certain marketing, processing and accounting processing services that the Company shall provide to WebBank in connection with its credit card program. WebBank will pay Oportun a servicing fee of 5% to service the accounts and certain excess collections on a monthly basis.

In connection with the Retention Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Retention Facility contains customary events of default.

On February 18, 2021, the Company committed to and announced a plan to close 136 retail locations and implement a workforce reduction of certain employees who manage and operate the retail locations.

The Company currently expects to incur one-time, pre-tax charges and costs associated with the optimization of its retail channel, including acceleration of rent expense related to retail store lease right-of-use assets, acceleration of the depreciation expense related to leasehold improvements and other fixed assets, employee severance payments and associated costs, and contract termination and store closing expenses. In the first quarter, the Company estimates that it will incur charges of $5 to $6 million in the aggregate associated with these store closures and anticipates incurring additional charges of $5 to $6 million in the aggregate throughout the remainder of 2021. These estimated costs and charges are preliminary and may vary materially based on various factors, including negotiations with third parties, and changes in management’s assumptions and projections.

On February 19, 2021, the Company’s wholly-owned subsidiary, Oportun Funding VIII, LLC, the issuer under the 2018-A asset-backed securitization transaction, provided notice to the trustee that they had elected to redeem all $200.0 million of outstanding 2018-A Notes on March 8, 2021 and satisfy and discharge Oportun Funding VIII, LLC’s obligations under the 2018-A Notes and the indenture.

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

As of December 31, 2020, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020 our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of Exchange Act that occurred during the during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oportun Financial Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the related consolidated financial statements as of and for the year end December 31, 2020, of the Company and our report dated February 22, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 23, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is incorporated by reference to our Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-ended December 31, 2020 (the "Proxy Statement").

Information required by Item 10 for matters other than executive officers is incorporated by reference to the Proxy Statement.

Code of Business Conduct.

Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, including our principal executive officer and principal financial and accounting officer, or persons performing similar functions and agents and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is posted on our website at www.oportun.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions applicable to any principal executive officer and principal financial and accounting officer, or persons performing similar functions, and our directors, on our website identified above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Oportun, Inc. and its subsidiaries are included in PART II - Item 8:

Consolidated Balance Sheets, December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income, years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flow, years ended December 31, 2020 and 2019

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.
Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.2	9/30/2019
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2015, by and among the Oportun Financial Corporation and certain of its stockholders.	S-1	333-232685	4.2	7/17/2019
4.3	Description of the Company's Capital Stock	10-K	001-39050	4.3	2/28/2020
10.1+	Form of Indemnity Agreement between the Registrant and its directors and officers	S-1	333-232685	10.1	7/17/2019
10.2+	Amended and Restated 2005 Stock Option/Stock Issuance Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-232685	10.2	7/17/2019
10.3+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.					x
10.5+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.6+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.7+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.8	Sublease Agreement by and between Oportun, Inc. and TiVo Corporation, dated as of July 31, 2017.	S-1	333-232685	10.8	7/17/2019
10.9.1^	Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of June 29, 2018.	S-1	333-232685	10.9	7/17/2019
10.9.2 ¥	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of December 1, 2018.	S-1/A	001-39050	10.9.2	9/16/2019
10.9.3	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of February 1, 2019.	S-1/A	333-232685	10.9.3	9/16/2019
10.9.4 ¥	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of September 12, 2019.	S-1/A	333-232685	10.9.4	9/16/2019
10.9.5 ¥	Amendment No. 4 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of January 31, 2020.	10-K	333-232685	10.2	2/28/2020
10.10.1	Base Indenture by and between Oportun Funding VIII, LLC and Wilmington Trust, National Association, dated as of March 8, 2018.	S-1	333-232685	10.13.1	7/17/2019
10.10.2	Series 2018-A Supplement to Base Indenture by and between Oportun Funding VIII, LLC and Wilmington Trust, National Association, dated as of March 8, 2018.	S-1	333-232685	10.13.2	7/17/2019
10.11.1	Base Indenture by and between Oportun Funding IX, LLC and Wilmington Trust, National Association, dated as of July 9, 2018.	S-1	333-232685	10.14.1	7/17/2019
10.11.2	Series 2018-B Supplement to Base Indenture by and between Oportun Funding IX, LLC and Wilmington Trust, National Association, dated as of July 9, 2018.	S-1	333-232685	10.14.2	7/17/2019
10.12.1	Base Indenture by and between Oportun Funding X, LLC and Wilmington Trust, National Association, dated as of October 22, 2018.	S-1	333-232685	10.15.1	7/17/2019
10.12.2	Series 2018-C Supplement to Base Indenture by and between Oportun Funding X, LLC and Wilmington Trust, National Association, dated as of October 22, 2018.	S-1	333-232685	10.15.2	7/17/2019

10.13.1	Base Indenture by and between Oportun Funding XII, LLC and Wilmington Trust, National Association, dated as of December 7, 2018.	S-1	333-232685	10.16.1	7/17/2019
10.13.2	Series 2018-D Supplement to Base Indenture by and between Oportun Funding XII, LLC and Wilmington Trust, National Association, dated as of December 7, 2018.	S-1	333-232685	10.16.2	7/17/2019
10.14.1	Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.1	9/16/2019
10.14.2	Series 2019-A Supplement to Base Indenture by and between Oportun Funding XII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.2	9/16/2019
10.15.1	Base Indenture by and between Oportun Funding V, LLC and Deutsche Bank Trust Company Americas, dated as of August 4, 2015.	S-1	333-232685	10.17.1	7/17/2019
10.15.2	First Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of May 25, 2016.	S-1	333-232685	10.17.2	7/17/2019
10.15.3	Second Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 7, 2016.	S-1	333-232685	10.17.3	7/17/2019
10.15.4	Third Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of August 1, 2017	S-1	333-232685	10.17.4	7/17/2019
10.15.5	Fourth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of February 23, 2018.	S-1	333-232685	10.17.5	7/17/2019
10.15.6	Fifth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of December 10, 2018.	S-1	333-232685	10.17.6	7/17/2019
10.15.7	Series 2015 Supplement to Base Indenture by and between Oportun Funding V, LLC and Deutsche Bank Trust Company Americas, dated as of August 4, 2015.	S-1	333-232685	10.17.7	7/17/2019
10.15.8	First Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Deutsche Bank Trust Company Americas, dated as of November 23, 2015.	S-1	333-232685	10.17.8	7/17/2019
10.15.9	Second Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of August 1, 2017.	S-1	333-232685	10.17.9	7/17/2019
10.15.10	Third Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of December 10, 2018.	S-1	333-232685	10.17.10	7/17/2019
10.15.11	Sixth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of September 12, 2019.	S-1	333-232685	10.18.11	9/16/2019
10.15.12	Fourth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of September 12, 2019.	S-1	333-232685	10.18.12	9/16/2019
10.15.13	Seventh Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of November 4, 2019.	10-K	001-39050	10.1	2/28/2020
10.15.14	Eighth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of May 22, 2020.	8-K	001-39050	10.1	5/27/2020
10.15.15	Fifth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of May 22, 2020.	8-K	001-39050	10.2	5/27/2020
10.15.16	Ninth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 22, 2020.	10-Q	001-39050	10.2	8/7/2020
10.15.17	Sixth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 22, 2020	10-Q	001-39050	10.2	8/7/2020
10.16.1 ¥	Receivables Retention Facility Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank					x

10.16.2 ¥	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	x
21.1	List of Subsidiaries of Oportun Financial Corporation	x
23.1	Consent of Independent Registered Public Accounting Firm	x
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)	x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation	x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation	x
32.1*	Section 1350 Certifications	x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

+ Management contract or compensatory plan.

^ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

¥ Portions of this document constitute confidential information and have been omitted because they are not material and would be competitively harmful if publicly disclosed.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

Date:	February 23, 2021	By:	/s/ Jonathan Coblentz
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

/s/ Raul Vazquez	/s/ Jonathan Coblentz
Raul Vazquez	Jonathan Coblentz
(President, Chief Executive Officer, and Director)	(Chief Financial Officer and Chief Administrative Officer)
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 23, 2021	Date: February 23, 2021

/s/ Aida M. Alvarez	/s/ Jo Ann Barefoot
Aida M. Alvarez	Jo Ann Barefoot
(Director)	(Director)
Date: February 23, 2021	Date: February 23, 2021

/s/ Louis P. Miramontes	/s/ Carl Pascarella
Louis P. Miramontes	Carl Pascarella
(Director)	(Director)
Date: February 23, 2021	Date: February 23, 2021

/s/ David Strohm	/s/ R. Neil Williams
David Strohm	R. Neil Williams
(Director)	(Director)
Date: February 23, 2021	Date: February 23, 2021