Form 10-Q
period 2021-03-31
Oportun Financial Corp
filed 2021-05-07
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
The number of shares of registrant’s common stock outstanding as of April 30, 2021 was 27,979,915.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Active Customers	Number of customers with an outstanding loan or an active credit card serviced by us at the end of a period. Active Customers include customers whose loans are owned by us or loans and accounts that were originated under an Oportun affiliated program and that we service. Customers with charged-off accounts are excluded from Active Customers
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted for the impact of our election of the fair value option and further adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, certain non-recurring charges, origination fees for Fair Value Loans, net and fair value mark-to-market adjustments
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss), for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), stock-based compensation expense, and certain non-recurring charges
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by average total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specific period. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning customers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government
Fair Value Loans (or "Loans Receivable at Fair Value")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods
Fair Value Pro Forma	In order to facilitate comparisons to periods prior to January 1, 2018, certain metrics included in this document have been shown on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued
Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Fair Value (or "Fair Value Loans")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans and receivables sold, which we continue to service, at the end of the period
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold, at the end of the period

Term or Abbreviation	Definition
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facility
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$140,416	$136,187
Restricted cash	42,765	32,403
Loans receivable at fair value	1,670,251	1,696,526
Interest and fees receivable, net	13,322	15,426
Right of use assets - operating	40,323	46,820
Other assets	84,984	81,689
Total assets	$1,992,061	$2,009,051

Liabilities and stockholders' equity
Liabilities
Secured financing	$64,806	$246,385
Asset-backed notes at fair value	1,340,782	1,167,309
Amount due to whole loan buyer	8,588	6,781
Lease liabilities	47,025	49,684
Other liabilities	58,867	72,525
Total liabilities	1,520,068	1,542,684
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 28,246,606 shares issued and 27,974,583 shares outstanding at March 31, 2021; 27,951,286 shares issued and 27,679,263 shares outstanding at December 31, 2020	6	6
Common stock, additional paid-in capital	439,100	436,499
Accumulated other comprehensive loss	(255)	(261)
Retained earnings	39,451	36,432
Treasury stock at cost, 272,023 and 272,023 shares at March 31, 2021 and December 31, 2020	(6,309)	(6,309)
Total stockholders’ equity	471,993	466,367
Total liabilities and stockholders' equity	$1,992,061	$2,009,051
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Interest income	$127,191	$150,700
Non-interest income	8,122	12,728
Total revenue	135,313	163,428
Less:
Interest expense	13,504	16,361
Decrease in fair value	(11,568)	(66,469)
Net revenue	110,241	80,598

Operating expenses:
Technology and facilities	32,924	30,774
Sales and marketing	23,893	24,827
Personnel	26,827	25,582
Outsourcing and professional fees	12,625	13,618
General, administrative and other	9,997	3,813
Total operating expenses	106,266	98,614

Income (loss) before taxes	3,975	(18,016)
Income tax expense (benefit)	956	(4,715)
Net income (loss)	$3,019	$(13,301)
Change in post-termination benefit obligation	6	(117)
Total comprehensive income (loss)	$3,025	$(13,418)

Net income (loss) attributable to common stockholders	$3,019	$(13,301)

Share data:
Earnings (loss) per share:
Basic	$0.11	$(0.49)
Diluted	$0.10	$(0.49)
Weighted average common shares outstanding:
Basic	27,770,063	27,015,730
Diluted	29,620,034	27,015,730
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2021
	Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2021	—	$—	27,679,263	$6	$436,499	$(261)	$36,432	$(6,309)	$466,367
Issuance of common stock upon exercise of stock options	—	—	33,526	—	307	—	—	—	307
Stock-based compensation expense	—	—	—	—	5,088	—	—	—	5,088
Vesting of restricted stock units, net	—	—	261,794	—	(2,794)	—	—	—	(2,794)
Change in post-termination benefit obligation	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	—	3,019	—	3,019
Balance – March 31, 2021	—	$—	27,974,583	$6	$439,100	$(255)	$39,451	$(6,309)	$471,993

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2020
	Convertible Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	3,161	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	4,151	—	—	—	4,151
Vesting of restricted stock units, net	—	—	137,479	—	(813)	—	—	—	(813)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	—	(13,301)	—	(13,301)
Balance – March 31, 2020	23,512	$63	27,143,797	$6	$421,657	$(279)	$68,213	$(6,119)	$483,541

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$3,019	$(13,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,957	4,658
Fair value adjustment, net	11,568	66,469
Origination fees for loans receivable at fair value, net	(1,422)	1,542
Gain on loan sales	(4,434)	(7,532)
Stock-based compensation expense	5,088	4,151
Deferred tax provision, net	4,038	101
Other, net	11,287	3,521
Originations of loans sold and held for sale	(33,464)	(74,530)
Proceeds from sale of loans	38,372	82,636
Changes in operating assets and liabilities:
Interest and fee receivable, net	1,183	(1,987)
Other assets	(5,326)	(5,818)
Amount due to whole loan buyer	1,808	(95)
Other liabilities	(20,518)	(7,693)
Net cash provided by operating activities	18,156	52,122
Cash flows from investing activities
Originations of loans	(263,148)	(314,484)
Repayments of loan principal	278,659	282,212
Purchase of fixed assets, net	(873)	(1,615)
Capitalization of system development costs	(5,651)	(5,461)
Net cash provided by (used in) investing activities	8,987	(39,348)
Cash flows from financing activities
Borrowings under secured financing	—	235,000
Borrowings under asset-backed notes	371,719	—
Repayments of secured financing	(181,780)	(17,001)
Repayments of asset-backed notes	(200,004)	(160,001)
Repayments of capital lease obligations	—	(26)
Net payments related to stock-based activities	(2,487)	(793)
Net cash provided by (used in) financing activities	(12,552)	57,179
Net increase in cash and cash equivalents and restricted cash	14,591	69,953
Cash and cash equivalents and restricted cash, beginning of period	168,590	136,141
Cash and cash equivalents and restricted cash, end of period	$183,181	$206,094

Supplemental disclosure of cash flow information
Cash and cash equivalents	$140,416	$144,836
Restricted cash	42,765	61,258
Total cash and cash equivalents and restricted cash	$183,181	$206,094

Cash paid for income taxes, net of refunds	$240	$455
Cash paid for interest	$13,625	$16,378
Cash paid for amounts included in the measurement of operating lease liabilities	$4,292	$4,051
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,093	$3,429
Non-cash investments in capitalized assets	$625	$702
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") provides inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," primarily because they have a credit history that is too limited to be accurately scored by credit bureaus. The Company's primary product offerings are unsecured installment loans that are affordably priced and that help customers establish a credit history. The Company has begun to expand beyond its core offering into other financial services that a significant portion of its customers already use, such as personal loans secured by a vehicle and credit cards. The Company uses models that are developed with Artificial Intelligence ("A.I.") and built on over 15 years of proprietary consumer insights and billions of data points. The Company's proprietary scoring model and continually evolving data analytics have enabled it to underwrite the risk of the hardworking customers that it serves. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("the Annual Report"), filed with the Securities and Exchange Commission ("SEC") on February 23, 2021.

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

Recently Adopted Accounting Standards

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this ASU effective January 1, 2021 with no impact on its consolidated financial statements and disclosures.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Net income (loss)	$3,019	$(13,301)
Net (loss) income attributable to common stockholders	$3,019	$(13,301)

Basic weighted-average common shares outstanding	27,770,063	27,015,730
Weighted average effect of dilutive securities:
Stock options	1,274,818	—
Restricted stock units	575,153	—
Warrants	—	—
Diluted weighted-average common shares outstanding	29,620,034	27,015,730

Earnings (loss) per share:
Basic	$0.11	$(0.49)
Diluted	$0.10	$(0.49)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Stock options	2,822,785	4,086,128
Restricted stock units	45,306	1,757,010
Warrants	—	23,512
Total anti-dilutive common share equivalents	2,868,091	5,866,650

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2021	2020
Consolidated VIE assets
Restricted cash	$30,650	$23,726
Loans receivable at fair value	1,542,813	1,580,061
Interest and fee receivable	11,972	14,191
Total VIE assets	1,585,435	1,617,978
Consolidated VIE liabilities
Secured financing (1)	65,214	246,994
Asset-backed notes at fair value	1,340,782	1,167,309
Total VIE liabilities	$1,405,996	$1,414,303
(1) Amounts exclude deferred financing costs. See Note 7, Borrowings for additional information.

5.	Loans Held for Sale

The originations of loans sold and held for sale during the three months ended March 31, 2021 was $33.5 million and the Company recorded a gain on sale of $4.4 million and servicing revenue of $3.1 million. The originations of loans sold and held for sale during the three months ended March 31, 2020 was $74.5 million and the Company recorded a gain on sale of $7.5 million and servicing revenue of $4.5 million.

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor, which agreement was amended in March 2021 in which the term of the current agreement is set to expire on March 4, 2022. Pursuant to the agreement, the Company sells at least 10% of its unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes.

In addition, from July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor providing for a commitment to sell 100% of the Company’s loans originated under its Access Loan Program. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020.

6.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Fixed assets
Computer and office equipment	$11,431	$11,182
Furniture and fixtures	11,152	11,019
Purchased software	2,004	1,992
Vehicles	53	53
Leasehold improvements	29,540	29,543
Total cost	54,180	53,789
Less: Accumulated depreciation	(41,038)	(37,939)
Total fixed assets, net	$13,142	$15,850

System development costs:
System development costs	$61,705	$55,943
Less: Accumulated amortization	(31,997)	(28,524)
Total system development costs, net	$29,708	$27,419

Loans held for sale	684	1,158
Prepaid expenses	17,995	17,241
Deferred tax assets	1,811	1,716
Tax assets and other	21,644	18,305
Total other assets	$84,984	$81,689

Fixed Assets

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $3.5 million and $2.5 million, respectively.

System Development Costs

Amortization of system development costs for the three months ended March 31, 2021 and 2020 were $3.5 million and $2.2 million, respectively. System development costs capitalized for the three months ended March 31, 2021 and 2020 were $5.8 million and $5.4 million, respectively.

7.	Borrowings

The following table presents information regarding the Company's Secured Financing facility:

	March 31, 2021
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$64,806	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$246,385	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	March 31, 2021
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIV, LLC (Series 2021-A)	$375,000	$383,632	$375,386	$392,508	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	286,138	299,601	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	177,044	187,964	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	277,096	295,238	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	225,118	241,483	4.18%	3 years
Total asset-backed notes recorded at fair value	$1,329,415	$1,388,291	$1,340,782	$1,416,794

	December 31, 2020
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$283,299	$299,237	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,182	187,570	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	279,171	294,710	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	226,653	241,237	4.18%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	200,004	226,242	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,167,309	$1,248,996
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company.

As of March 31, 2021, and December 31, 2020, the Company was in compliance with all covenants and requirements of the Secured Financing facility and asset-backed notes.

On February 18, 2021, the Company’s wholly-owned subsidiary, Oportun Funding VIII, LLC, the issuer under the 2018-A asset-backed securitization transaction, provided notice to the trustee that it had elected to redeem all $200.0 million of outstanding 2018-A Notes on March 8, 2021 and satisfy and discharge Oportun Funding VIII, LLC’s obligations under the 2018-A Notes and the indenture.

On March 8, 2021, the Company announced the issuance of $375.0 million two-year fixed-rate asset-backed notes by Oportun Funding XIV, LLC, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured personal installment loans (the “2021-A Securitization”). The 2021-A Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average interest rate of 1.79% per annum.

On March 24, 2021, the Company's wholly-owned subsidiary, Oportun Funding IX, LLC, the issuer under the Series 2018-B asset-backed securitization transaction, provided notice to the trustee that it had elected to redeem all $225.0 million of outstanding 2018-B Notes, plus the accrued and unpaid interest, on April 8, 2021 and satisfy and discharge Oportun Funding IX, LLC's obligations under the 2018-B Notes and the indenture.

8.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Accounts payable	$2,354	$1,819
Accrued compensation	18,808	32,681
Accrued expenses	13,761	17,830
Accrued interest	3,109	3,430
Deferred tax liabilities	14,690	10,557
Current tax liabilities and other	6,145	6,208
Total other liabilities	$58,867	$72,525

9.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2021 or December 31, 2020.

Common Stock - As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2021, 28,246,606 and 27,974,583 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2020, 27,951,286 and 27,679,263 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants. All 3,969 shares of convertible preferred stock were converted to common stock in connection with the IPO. On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of March 31, 2021.

10.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Technology and facilities	$972	$752
Sales and marketing	32	30
Personnel	4,084	3,369
Total stock-based compensation	$5,088	$4,151

As of March 31, 2021, and December 31, 2020, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $11.3 million and $9.5 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.7 years and 2.6 years, respectively. As of March 31, 2021 and December 31, 2020, the Company's total unrecognized compensation cost related to unvested restricted stock unit awards granted to employees was $41.4 million and $37.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.9 years and 2.9 years, respectively.

The Company capitalized compensation expense related to stock-based compensation of $0.3 million for the three months ended March 31, 2021, and capitalized $0.1 million for the three months ended March 31, 2020.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The total income tax expense (benefit) recognized in the income statement for stock-based compensation arrangements for the three months ended March 31, 2021 was insignificant. The total income tax expense (benefit) recognized in the income statement for the stock-based compensation arrangements for the three months ended March 31, 2020 was $0.7 million.

11.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest income
Interest on loans	$125,682	$148,522
Fees on loans	1,509	2,178
Total interest income	127,191	150,700

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Non-interest income
Gain on loan sales	$4,434	$7,532
Servicing fees	3,078	4,451
Other income	610	745
Total non-interest income	$8,122	$12,728

12.	Income Taxes

For the three months ended March 31, 2021 and 2020, the Company calculates its year-to-date (provision for) income taxes by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the (provision for) income taxes for discrete tax items recorded in the period.

During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense (benefit) of $1.0 million and $(4.7) million, respectively, related to continuing operations. The Company’s reported effective tax rates were 24.1% and 26.2% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rates for the three months ended March 31, 2021 and 2020 differ from the statutory tax rates primarily due to the impacts of the R&D tax credit.

13.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2021		December 31, 2020
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,591,789	$1,670,251	$1,639,626	$1,696,526
Liabilities
Asset-backed notes	1,329,415	1,340,782	1,154,419	1,167,309

The Company calculates the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs on its unsecured personal loan portfolio (which is the primary driver of fair value) used for the Company’s Level 3 fair value measurements:

	March 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average
Remaining cumulative charge-offs (1)	6.25%	57.24%	8.60%	7.83%	61.26%	10.03%
Remaining cumulative prepayments (1)	—	42.69%	32.65%	—	38.92%	31.11%
Average life (years)	0.12	1.29	0.78	0.17	1.29	0.80
Discount rate	—	—	6.65%	—	—	6.85%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance – beginning of period	$1,696,526	$1,882,088
Adjustment upon adoption of ASU 2019-05	—	43,323
Principal disbursements	309,009	371,433
Principal payments from customers	(315,887)	(335,008)
Gross charge-offs	(40,959)	(46,230)
Net increase (decrease) in fair value	21,562	(155,125)
Balance – end of period	$1,670,251	$1,760,481

As of March 31, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $1.8 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $12.3 million. As of December 31, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $14.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$140,416	$140,416	$140,416	$—	$—
Restricted cash	42,765	42,765	42,765	—	—
Loans held for sale (Note 5)	684	684	—	—	684
Liabilities
Accounts payable	2,354	2,354	2,354	—	—
Secured Financing (Note 7)	65,214	65,300	—	65,300	—

	December 31, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$136,187	$136,187	$136,187	$—	$—
Restricted cash	32,403	32,403	32,403	—	—
Loans held for sale (Note 5)	1,158	1,158	—	—	1,158
Liabilities
Accounts payable	1,819	1,819	1,819	—	—
Secured Financing (Note 7)	246,994	245,077	—	245,077	—

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
•Secured Financing ‑ The fair value of the Secured Financing has been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.

There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020.

14.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

As a result of the retail network optimization plan, we have incurred $6.2 million in expenses in the first quarter of 2021 related to retail location closures of which $4.0 million relates to the accelerated amortization of right of use assets and the renegotiation of lease liabilities.

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

As of March 31, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021 (remaining nine months)	$11,662
2022	13,106
2023	11,050
2024	9,232
2025	7,175
2026	1,396
Thereafter	298
Total lease payments	53,919
Imputed interest	(4,755)
Total leases	$49,164

Sublease income
2021 (remaining nine months)	$(1,304)
2022	(896)
2023 and thereafter	—
Total lease payments	(2,200)
Imputed interest	61
Total sublease income	$(2,139)

Net lease liabilities	$47,025
Weighted average remaining lease term	4.2 years
Weighted average discount rate	4.40%

As of December 31, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021	15,788
2022	12,967
2023	10,881
2024	9,069
2025	6,989
Thereafter	1,641
Total lease payments	57,335
Imputed interest	(5,247)
Total leases	$52,088

Sublease income
2021	(1,594)
2022	(896)
2023 and thereafter	—
Total lease payments	(2,490)
Imputed interest	86
Total sublease income	$(2,404)

Net lease liabilities	$49,684
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.42%

Rental expenses under operating leases for the three months ended March 31, 2021 and 2020, was $9.4 million (this amount includes $4.0 million of accelerated amortization related to the retail network optimization plan) and $5.2 million, respectively.
Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $5.8 million for the remainder of 2021, $9.1 million in 2022, and $1.9 million in 2023.

Credit Card Program and Servicing Agreement ‑ On February 5, 2021, the Company entered into a Receivables Retention Facility Agreement, an Amended and Restated Credit Card Program and Servicing Agreement and other related documents with WebBank, a Utah-chartered industrial bank, providing it with additional funding to expand its credit card product. Under these agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. The Company will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables and charged-off receivables. The agreements have a term of two years, commencing on February 9, 2021. At the end of this term, the Company will purchase any remaining receivables from WebBank. The Company is required to maintain a cash collateral account with WebBank pursuant to this agreement. As of March 31, 2021, the cash collateral balance was $2.3 million and was included in the restricted cash line item on the Condensed Consolidated Balance Sheets (Unaudited).

Whole Loan Sale Program ‑ The Company has a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. For details regarding the whole loan sale program, refer to Note 5, Loans Held for Sale.

Access Loan Sale Program ‑ From July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of the originations pursuant to the Company’s loan program for customers who do not meet the qualifications of its core loan origination program and service the sold loans. For details regarding this program, refer to Note 5, Loans Held for Sale.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at March 31, 2021 and December 31, 2020 were $1.1 million and $3.5 million, respectively.

Litigation - On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007 (the "Opportune Lawsuit"), was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against the Company and its wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against the Company and Oportun, LLC and called for injunctive relief requiring the Company and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of the Company's trademarks, (the "Cancellation Proceeding" and, together with the Opportune Lawsuit, the "Opportune Matter"). On March 5, 2018, the Trademark Trial and Appeal Board granted the Company's motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the District Court granted the Company's motion to partially dismiss the complaint, dismissing the plaintiff's misappropriation claim. On February 22,

2019, the plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act to the remaining claims in the original complaint. On August 30, 2019, the Company filed a motion for summary judgment on all of the plaintiff's claims. On January 22, 2020, the District Court issued its decision denying the Company's motion for summary judgment. No trial date has been set. In connection with discussions regarding settlement of the Opportune Matter, the Company has recorded a liability of $1.9 million within Other liabilities and a corresponding insurance recovery receivable of $1.0 million within Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2021. The income statement impact of $0.9 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019. Actual results could differ from these estimates.

See Part II. Item 1. Legal Proceedings for additional information regarding legal proceedings in which the Company is involved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on February 23, 2021. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
•our plans to consolidate a number of our retail locations and estimated future expenses associated with our retail network optimization plan;
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
•our ability to expand our digital capabilities origination and increase the volume of loans originated through our digital channels;
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

Overview

We offer responsible consumer credit through our A.I.-driven digital platform at a lower cost compared to market alternatives available to individuals that are not well served by the financial mainstream. In our 15-year lending history, we have originated more than 4.2 million loans, representing over $10.2 billion of credit extended, to more than 1.9 million customers. We have developed a deep data-driven understanding of our customers' needs through a combination of the rigorous application of machine learning, the use of alternative data sets and continuous customer engagement. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan. Our personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from six to 51 months. As part of our commitment to be a responsible lender, we verify income for 100% of our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our digital platform, retail locations, direct mail and digital marketing, and partnerships. We also benefit from customers learning about Oportun from friends or family members and other word-of-mouth referrals. Our omni-channel network enables us to serve our customers in the way they prefer and when it is convenient for them, online, over-the-phone, and in person. We have seen our customers' usage and preference for our digital channels accelerate during 2020 and we are continuing to invest in our digital origination and servicing platform, as well as building out customer self-service capabilities. Our personal loan serves as an alternative to high-cost installment, auto title, payday and pawn lenders. According to the Financial Health Network study that we commissioned, we estimate that, as of March 31, 2021, our customers have saved more than $1.9 billion in aggregate interest and fees compared to alternative products available to them.

Through our recently announced partnership with MetaBank, N.A, a national bank ("MetaBank"), pursuant to which MetaBank will originate unsecured personal loans in certain states outside of our current state-licensed footprint, we will be able to offer a uniform product across the nation, while minimizing operational complexity and generating cost savings that can be passed on to our customers. Through MetaBank, we plan to offer loan products that are the same as our unsecured personal loans with APRs capped at 36%. We are anticipating the rollout of our MetaBank. partnership in mid-2021. In November 2020, we filed our application to obtain a national bank charter. If approved, Oportun Bank, N.A. will seek to serve customers in all 50 states with consumer lending and deposit services.

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

We have begun expanding beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. We launched the Oportun Visa Credit Card, issued by WebBank, Member FDIC, in 2019 and offered credit cards in 42 states as of March 31, 2021. In April 2020, we launched a personal installment loan secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,500 to $20,000 with terms ranging from 21 to 66 months.

The map below shows the states in which we offer our products as of March 31, 2021.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past seven years, we have executed 15 bond offerings in the asset-backed securities market, the last 12 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. We are also party to a whole loan sale program whereby we sell a percentage of our loans to a third-party financial institution. In addition to our whole loan sale program, we also have a $400.0 million Secured Financing committed through October 2021, which also helps to fund our loan portfolio growth. Further, we have entered into a separate agreement with another institution which provides us with additional funding to expand our credit card product.

We closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing investments in our data analytics, technology and mobile-first experiences, and our digital marketing capabilities.

Retail Network Optimization

Consistent with our retail network optimization plan, as of March 31, 2021, we have closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations.  In the first quarter of 2021, we have incurred $6.2 million in expenses related to the retail location closures and estimate remaining expenses of $4.7 million. to be recognized in the second quarter of 2021. In addition, we have also recognized $1.6 million related to severance and benefits related to the store closures in the first quarter of 2021 which represents all severance and benefits related costs to be incurred related to the retail network optimization plan. The income statement impact of $7.8 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021.

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

	As of or for the Three Months Ended March 31,
(in thousands of dollars, except CAC)	2021	2020
Key Financial and Operating Metrics
Aggregate Originations	$335,239	$432,759
Active Customers	643,967	777,194
Customer Acquisition Cost	$208	$170
Managed Principal Balance at End of Period	$1,832,556	$2,180,400
30+ Day Delinquency Rate	3.0%	3.8%
Annualized Net Charge-Off Rate	8.6%	8.9%
Operating Efficiency	78.5%	60.3%
Adjusted Operating Efficiency	69.0%	57.8%
Return on Equity	2.6%	(11.0)%
Adjusted Return on Equity	10.6%	(1.0)%

Other Useful Metrics
Number of Loans Originated	114,670	143,150
Average Daily Principal Balance	$1,624,753	$1,862,130
Owned Principal Balance at End of Period	$1,591,789	$1,831,011

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $335.2 million for the three months ended March 31, 2021 from $432.8 million for the three months ended March 31, 2020. The 22.5% decrease is primarily driven by a decrease in the number of loans originated and a decrease in average loan size. We originated 114,670 and 143,150 loans for the three months ended March 31, 2021 and 2020, respectively, representing a 19.9% decrease. This decrease is primarily due to a reduction in application volume attributable to the COVID-19 stimulus measures.

Active Customers

As of March 31, 2021, Active Customers decreased by 17.1% from March 31, 2020 due to lower originations as a result of a reduction in application volume attributable to the COVID-19 stimulus measures.

Customer Acquisition Cost

For the three months ended March 31, 2021 and 2020, our Customer Acquisition Cost was $208 and $170, respectively, an increase of 22.4%. The increase was directly related to the decrease in number of loans originated period over period due to the COVID-19 stimulus measures. The increase was partially offset by the lower sales and marketing expenses due to a 41% reduction in full-time equivalents attributable to our retail network optimization plan.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of March 31, 2021 decreased by 16.0% from March 31, 2020, driven by fewer loans originated year-over-year. This decline was a result of a reduced number of applications attributable both to COVID-19 stimulus measures and the proactive measures we implemented to tighten our lending criteria and underwriting practices.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 3.0% and 3.8% as of March 31, 2021 and 2020, respectively. The decrease is due to the effectiveness of our collections tools and payment options that have helped our customers manage through the pandemic, COVID-19 stimulus measures that our customers have used to stay current on their payments, as well as our tightened lending criteria and underwriting practices for loans originated since the pandemic began. As of March 31, 2021, 0.6% of our Owned Principal Balance at End of Period was in active deferral status under our Emergency Hardship Deferral program.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2021 and 2020 was 8.6% and 8.9%, respectively. Net charge-offs for the year decreased due to our tighter underwriting criteria maintained from March of 2020 through July of 2020 and the impact of stimulus payments to consumers, partially offset by a decrease in our Average Daily Principal Balance.

Operating Efficiency and Adjusted Operating Efficiency

For the three months ended March 31, 2021 and 2020, Operating Efficiency was 78.5% and 60.3% respectively, and Adjusted Operating Efficiency for the same period was 69.0% and 57.8%, respectively. The increase in Operating Efficiency is due to year-over-year increase in operating expenses driven by $6.9 million in investments in new products and channels, technology, data and digital capabilities. We incurred $7.8 million of expenses related to our retail network optimization plan in the first quarter of 2021. Adjusted Operating Efficiency excludes stock-based compensation expense and expenses associated with our retail network optimization plan. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the three months ended March 31, 2021 and 2020, Return on Equity was 2.6% and (11.0)%, respectively and Adjusted Return on Equity was 10.6% and (1.0)% respectively. The increases in Return on Equity and Adjusted Return on Equity were primarily due to higher net income. Net income was higher due to the increase in fair value of our loan portfolio. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Average Daily Principal Balance

Average Daily Principal Balance decreased by 12.7% from $1.86 billion for the three months ended March 31, 2020 to $1.62 billion for the three months ended March 31, 2021. The decrease is primarily driven by a decrease in the number of loans originated and a decrease in average loan size.

Owned Principal Balance at End of Period

Owned Principal Balance decreased by 13.1% from $1.83 billion for the three months ended March 31, 2020 to $1.59 billion for the three months ended March 31, 2021, driven by fewer loans originated year-over-year. This decline is a result of a reduced number of applications attributable both to COVID-19 stimulus measures and the proactive measures we implemented to tighten our lending criteria and underwriting practices.

Historical Credit Performance

Our A.I.-driven credit models enable us to originate loans with low and stable loss rates. Our Annualized Net Charge-off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the pandemic.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2021 divided by the total origination loan volume for that year. Loans are charged off no later than after becoming 120 days contractually delinquent.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We have managed to stabilize cumulative net lifetime loan losses since the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The chart below includes all personal loan originations by vintage, excluding loans originated from July 2017 to August 2020 under a loan program for customers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale arrangement.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Net lifetime loan losses as of March 31, 2021 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.3%	9.8%*	7.4%*	0.0%*
Outstanding principal balance as of March 31, 2021 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.3%	7.5%	39.4%	88.6%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Revenue
Interest income	$127,191	$150,700
Non-interest income	8,122	12,728
Total revenue	135,313	163,428
Less:
Interest expense	13,504	16,361
Total decrease in fair value	(11,568)	(66,469)
Net revenue	110,241	80,598
Operating expenses:
Technology and facilities	32,924	30,774
Sales and marketing	23,893	24,827
Personnel	26,827	25,582
Outsourcing and professional fees	12,625	13,618
General, administrative and other	9,997	3,813
Total operating expenses	106,266	98,614
Income before taxes	3,975	(18,016)
Income tax expense (benefit)	956	(4,715)
Net income (loss)	$3,019	$(13,301)

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Revenue
Interest income	$127,191	$150,700	$(23,509)	(15.6)%
Non-interest income	8,122	12,728	(4,606)	(36.2)%
Total revenue	$135,313	$163,428	$(28,115)	(17.2)%
Percentage of total revenue:
Interest income	94.0%	92.2%
Non-interest income	6.0%	7.8%
Total revenue	100.0%	100.0%

Total Revenue. Total revenue decreased by $28.1 million, or 17.2%, from $163.4 million for the three months ended March 31, 2020 to $135.3 million for the three months ended March 31, 2021.

Interest income. Total interest income decreased by $23.5 million, or 15.6%, from $150.7 million for the three months ended March 31, 2020 to $127.2 million for the three months ended March 31, 2021. The decrease is primarily attributable to a decline in our Average Daily Principal Balance from $1.9 billion for the three months ended March 31, 2020 to $1.6 billion for the three months ended March 31, 2021, a decrease of 12.7%. The decrease was also attributable to a decrease in portfolio yield of 70 basis points due to returning customers receiving lower interest rates and our decision to cap our APR at 36% starting in August 2020.

Non-interest income. Total non-interest income decreased by $4.6 million, or 36.2%, from $12.7 million for the three months ended March 31, 2020 to $8.1 million for the three months ended March 31, 2021. The decrease is primarily due to a $3.1 million decrease in the gain on sale of loans and a $1.4 million decrease in servicing revenue from loans sold as a result of a decline in volume under our whole loan sale program.

See Note 2, Summary of Significant Accounting Policies, and Note 11, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Interest expense	$13,504	$16,361	$(2,857)	(17.5)%
Percentage of total revenue	10.0%	10.0%
Cost of Debt	3.9%	4.2%
Leverage as a percentage of Average Daily Principal Balance	87.0%	83.6%

Interest expense. Interest expense decreased by $2.9 million, or 17.5%, from $16.4 million for the three months ended March 31, 2020 to $13.5 million for the three months ended March 31, 2021. We financed approximately 87.0% of our loans receivable through debt for the three months ended March 31, 2021, as compared to 83.6% for the three months ended March 31, 2020, and our Average Daily Debt Balance decreased from $1.6 billion to $1.4 billion for the three months ended March 31, 2021, a decrease of 9.1%. We have continued to improve our Cost of Debt as we have been able to refinance and increase the size of our securitizations.

See Note 7, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this report for further information on the Company's Secured Financing facility and asset-backed notes.

Total net increase (decrease) in fair value

Net increase (decrease) in fair value reflects changes in fair value of Fair Value Loans and Fair Value Notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and customer payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have a derivative instrument related to our credit card program and servicing agreement with WebBank. Changes in the fair value of the derivative asset are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$21,562	$(155,125)	$176,687	*
Fair value mark-to-market adjustment on asset-backed notes	1,524	130,089	(128,565)	*
Fair value mark-to-market adjustment on credit card derivative	(46)	—	(46)	*
Total fair value mark-to-market adjustment	23,040	(25,036)	48,076	*
Charge-offs, net of recoveries on loans receivable at fair value	(34,608)	(41,433)	6,825	*
Total decrease in fair value	$(11,568)	$(66,469)	$54,901	*
Percentage of total revenue:
Fair value mark-to-market adjustment	17.0%	(15.3)%
Charge-offs, net of recoveries on loans receivable at fair value	(25.6)%	(25.4)%
Total net increase (decrease) in fair value	(8.6)%	(40.7)%
Discount rate	6.65%	12.78%
Remaining cumulative charge-offs	8.60%	14.56%
Average life in years	0.78	0.90
* Not meaningful

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended March 31, 2021 was $11.6 million. This amount represents a total fair value mark-to-market increase of $23.0 million on Loans Receivable at Fair Value and Asset-Backed Notes at Fair Value, and $34.6 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $21.6 million mark-to-market reduction on Fair Value Loans due to (a) a decrease in the discount rate from 6.85% as of December 31, 2020 to 6.65% as of March 31, 2021 caused by declining interest rates and credit spreads and (b) a decrease in remaining cumulative charge-offs from 10.03% as of December 31, 2020 to 8.60% as of March 31, 2021 due to improving credit trends, partially offset by (c) a decrease in average life from 0.80 years as of December 31, 2020 to 0.78 years as of March 31, 2021. The $1.5 million mark-to-market adjustment on Fair Value Notes is due to the tendency for ABS prices to trend toward par as they approach their call date.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Total charge-offs, net of recoveries	$34,608	$41,433	$(6,825)	(16.5)%
Average Daily Principal Balance	$1,624,753	$1,862,130	$(237,377)	(12.7)%
Annualized Net Charge-Off Rate	8.6%	8.9%
* Not meaningful

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate decreased to 8.6% for the three months ended March 31, 2021, from 8.9% for the three months ended March 31, 2020. Net charge-offs for the year decreased due to our tighter underwriting criteria maintained from March of 2020 through July of 2020 and the impact of stimulus payments to consumers, partially offset by a decrease in our Average Daily Principal Balance. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in $3.2 million of additional charge-offs for the three months ended March 31, 2021.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expense. Operating expenses include $6.9 million and $4.2 million related to new products for the three months ended March 31, 2021 and 2020, respectively.

Technology and facilities

Technology and facilities expense is the largest component of our operating expenses, representing the costs required to build our omni-channel network and technology platform, and consist of three components. The first component is comprised of costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees, and depreciation and amortization. Lastly, this category also includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Technology and facilities	$32,924	$30,774	$2,150	7.0%
Percentage of total revenue	24.3%	18.8%

Technology and facilities. Technology and facilities expense increased by $2.2 million, or 7.0%, from $30.8 million for the three months ended March 31, 2020 to $32.9 million for the three months ended March 31, 2021. The increase was primarily due to $1.3 million in depreciation commensurate with growth in internally developed software, $1.1 million increase in service costs related to higher usage of software and cloud services and a $0.2 million increase in rent expense. These increases were partially offset by $0.7 million lower depreciation on leasehold improvements due to the reduced number of retail locations as we began to implement our retail network optimization plan in March 2021. Our retail locations decreased from 341 at March 31, 2020 to 228 at March 31, 2021, or 33.1%.

Sales and marketing

Sales and marketing expense consists of two components and represent the costs to acquire our customers. The first component is comprised of the expense to acquire a customer through various paid marketing channels including direct mail, digital marketing and brand marketing. The second component is comprised of the costs associated with our telesales, lead generation and retail operations, including personnel expenses, but excluding costs associated with retail locations.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Sales and marketing	$23,893	$24,827	$(934)	(3.8)%
Percentage of total revenue	17.7%	15.2%
Customer Acquisition Cost (CAC)	$208	$170	$38	22.3%

Sales and marketing. Sales and marketing expense to acquire our customers decreased by $0.9 million, or 3.8%, from $24.8 million for the three months ended March 31, 2020 to $23.9 million for the three months ended March 31, 2021. This decrease was primarily attributable to $1.9 million lower personnel-related costs as we implemented our retail network optimization plan in the first quarter of 2021. The decrease was partially offset by increased investment in marketing initiatives of $1.3 million across various marketing channels, including direct mail, digital advertising channels, lead aggregators, and brand marketing. As a result of our focus on developing new marketing capabilities and our lower number of loans originated during the period due to the COVID-19 pandemic, our CAC increased by 22.3% from the three months ended March 31, 2020 to the three months ended March 31, 2021.

Personnel

Personnel expense represents compensation and benefits that we provide to our employees and include salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, retail operations which are included in sales and marketing expenses and technology which is included technology and facilities.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Personnel	$26,827	$25,582	$1,245	4.9%
Percentage of total revenue	19.8%	15.7%

Personnel. Personnel expense increased by $1.2 million, or 4.9%, from $25.6 million for the three months ended March 31, 2020 to $26.8 million for the three months ended March 31, 2021, primarily driven by $0.7 million in increased stock compensation expense related to equity incentive awards for our 2020 annual review and $0.3 million in benefits related to 401k employer matching.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Outsourcing and professional fees	$12,625	$13,618	$(993)	(7.3)%
Percentage of total revenue	9.3%	8.3%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $1.0 million, or 7.3%, from $13.6 million for the three months ended March 31, 2020 to $12.6 million for the three months ended March 31, 2021. This decrease resulted primarily from a $2.6 million decrease related to ceasing legal collection on default loans beginning in August 2020, $1.1 million of lower legal fees, and $0.5 million decrease in credit report expense due to lower application volume attributed to the COVID-19 pandemic. These decreases were partially offset by a $3.3 million increase in debt financing fees and expenses in March 2021 related to an asset-backed securitization.
General, administrative and other
General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve and expenses associated with our retail network optimization plan.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
General, administrative and other	$9,997	$3,813	$6,184	162.2%
Percentage of total revenue	7.4%	2.3%

General, administrative and other. General, administrative and other expense increased by $6.2 million, or 162.2%, from $3.8 million for the three months ended March 31, 2020 to $10.0 million for the three months ended March 31, 2021, primarily due to our retail network optimization expenses of $6.2 million related to the retail location closures and $1.6 million related to severance and benefits related to the retail location closures. These increases were partially offset by decreases in travel expenses and postage and printing costs due to travel restrictions and remote working arrangements resulting from the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended March 31, 2021 and 2020, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands of dollars)	2021	2020	$	%
Income tax expense (benefit)	$956	$(4,715)	$5,671	120.3%
Percentage of total revenue	0.7%	(2.9)%
Effective tax rate	24.1%	26.2%

Income tax expense (benefit). Income tax expense increased by $5.7 million or 120.3%, from a benefit of $4.7 million for the three months ended March 31, 2020 to an expense of $1.0 million for the three months ended March 31, 2021, primarily as a result of higher pretax income for the three months ended March 31, 2021.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our income taxes.

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

Our internal valuation committee includes members from our risk, legal, finance, capital markets and operations departments and provides governance and oversight over the fair value pricing and related financial statement disclosures. Additionally, this committee provides a challenge of the assumptions used and outputs of the model, including the appropriateness of such measures and periodically reviews the methodology and process to determine the fair value pricing. Any significant changes to the process must be approved by the committee.

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

The table below reflects the application of this methodology for the five quarters since January 1, 2020, on loans held for investment. The data in the table below represents our unsecured personal loan portfolio which is the primary driver of fair value.

	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Weighted average portfolio yield over the remaining life of the loans	30.25%	30.17%	30.50%	30.78%	30.74%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.25%	25.17%	25.50%	25.78%	25.74%
Multiplied by: Weighted average life in years	0.778	0.796	0.775	0.797	0.903
Pre-loss cash flow	19.64%	20.03%	19.75%	20.54%	23.25%
Less: Remaining cumulative charge-offs	(8.60)%	(10.03)%	(10.61)%	(12.73)%	(14.56)%
Net cash flow	11.04%	10.00%	9.14%	7.81%	8.69%
Less: Discount rate multiplied by average life	(5.17)%	(5.45)%	(6.07)%	(7.04)%	(11.54)%
Gross fair value premium (discount) as a percentage of loan principal balance	5.87%	4.55%	3.07%	0.77%	(2.85)%
Less: Accrued interest and fees as a percentage of loan principal balance	(0.92)%	(1.06)%	(1.15)%	(1.35)%	(1.11)%
Fair value premium (discount) as a percentage of loan principal balance	4.95%	3.49%	1.92%	(0.58)%	(3.96)%
Discount Rate	6.65%	6.85%	7.84%	8.84%	12.78%

The illustrative table included above is designed to assist investors in understanding the impact of our election of the fair value option.

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Fair Value Pro Forma information, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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

Fair Value Pro Forma

We previously elected the fair value option to account for all Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we provided unaudited financial information for the three months ended March 31, 2020 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on the Fair Value Loans which were previously measured at amortized cost. Accordingly, for the three months ended March 31, 2021 and 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the three months ended March 31, 2021 and 2020. Starting on January 1, 2021, we no longer have any Fair Value Pro Forma adjustments as there are no longer any amortized cost balances. However, there were Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost for the three months ended March 31, 2020.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended March 31, 2021 (1)	Three Months Ended March 31, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$127,191	$150,700	$—	$150,700	$(23,509)	(15.6)%
Non-interest income	8,122	12,728	—	12,728	(4,606)	(36.2)%
Total revenue	135,313	163,428	—	163,428	(28,115)	(17.2)%
Less:
Interest expense	13,504	16,361	(492)	15,869	(2,365)	(14.9)%
Net decrease in fair value	(11,568)	(66,469)	11,655	(54,814)	43,246	(78.9)%
Net revenue	110,241	80,598	12,147	92,745	17,496	18.9%
Operating expenses:
Technology and facilities	32,924	30,774	—	30,774	2,150	7.0%
Sales and marketing	23,893	24,827	—	24,827	(934)	(3.8)%
Personnel	26,827	25,582	—	25,582	1,245	4.9%
Outsourcing and professional fees	12,625	13,618	—	13,618	(993)	(7.3)%
General, administrative and other	9,997	3,813	—	3,813	6,184	162.2%
Total operating expenses	106,266	98,614	—	98,614	7,652	7.8%
Income (loss) before taxes	3,975	(18,016)	12,147	(5,869)	9,844	(167.7)%
Income tax expense (benefit)	956	(4,715)	3,627	(1,088)	2,044	(187.9)%
Net income (loss)	$3,019	$(13,301)	$8,520	$(4,781)	$7,800	(163.1)%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the three months ended March 31, 2021 is presented on a GAAP basis and the three months ended March 31, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.
Fair Value Pro Forma Condensed Consolidated Balance Sheet Data:

	March 31, 2021 (1)	December 31, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$140,416	$136,187	$—	$136,187	$4,229	3.1%
Restricted cash	42,765	32,403	—	32,403	10,362	32.0%
Loans receivable (1)	1,670,251	1,696,526	—	1,696,526	(26,275)	(1.5)%
Other assets	138,629	143,935	—	143,935	(5,306)	(3.7)%
Total assets	1,992,061	2,009,051	—	2,009,051	(16,990)	(0.8)%
Total debt (2)	1,405,588	1,413,694	—	1,413,694	(8,106)	(0.6)%
Other liabilities	114,480	128,990	682	129,672	(15,192)	(11.7)%
Total liabilities	1,520,068	1,542,684	682	1,543,366	(23,298)	(1.5)%
Total stockholder's equity	471,993	466,367	(682)	465,685	6,308	1.4%
Total liabilities and stockholders' equity	$1,992,061	$2,009,051	$—	$2,009,051	$(16,990)	(0.8)%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the balances as of March 31, 2021 are presented on a GAAP basis and the balances as of December 31, 2020 include Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our retail network optimization plan, because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted EBITDA. As of January 1, 2021, COVID-19 expenses are no longer being adjusted for to derive Adjusted EBITDA because our business practices have been updated to operate in the current environment.
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended March 31,
	2021	2020
Fair value mark-to-market adjustment on Fair Value Loans	$21,562	$(155,124)
Fair value mark-to-market adjustment on asset-backed notes	1,524	141,745
Fair value mark-to-market adjustment on credit card derivative	(46)	—
Total fair value mark-to-market adjustment	$23,040	$(13,379)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2021	2020
Net income (loss)	$3,019	$(13,301)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	8,520
Income tax expense (benefit)	956	(1,088)
Depreciation and amortization	5,332	4,658
Stock-based compensation expense	5,088	4,151
Retail network optimization expenses	7,799	—
Origination fees for Fair Value Loans, net	(1,422)	1,542
Fair value mark-to-market adjustment	(23,040)	13,379
Adjusted EBITDA (2)	$(2,268)	$17,861
(1) As of January 1, 2021 there are no further Fair Value Pro Forma adjustments because all loans originated and held for investment and all asset-backed notes issued are recorded at fair value.
(2) For the three months ended March 31, 2021 and 2020, Adjusted EBITDA included a pre-tax impact of $5.9 million and $3.4 million, respectively, related to the launch of new products and services (such as auto and credit card).

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as our net income (loss), adjusted for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), stock-based compensation expenses and certain non-recurring charges. We believe that Adjusted Net Income (Loss) is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period.

•We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular tax items that do not reflect our ongoing business operations.
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our retail network optimization plan, because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Net Income. As of January 1, 2021, COVID-19 expenses are no longer being adjusted for to derive Adjusted Net Income because our business practices have been updated to operate in the current environment.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three months ended March 31, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended March 31,
Adjusted Net Income (Loss) (in thousands)	2021	2020
Net income (loss)	$3,019	$(13,301)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	8,520
Income tax expense (benefit)	956	(1,088)
Stock-based compensation expense	5,088	4,151
Retail network optimization expenses	7,799	—
Adjusted income (loss) before taxes	16,862	(1,718)
Normalized income tax expense (benefit)	4,620	(513)
Adjusted Net Income (Loss) (2)	$12,242	$(1,205)
Income tax rate (3)	27.4%	29.9%
(1) As of January 1, 2021 there are no further Fair Value Pro Forma adjustments because all loans originated and held for investment and all asset-backed notes issued are recorded at fair value.
(2) For the three months ended March 31, 2021 and 2020, Adjusted Net Income includes an after-tax impact of $4.4 million and $2.9 million, respectively, related to the launch of new products and services (such as auto and credit card).
(3) Income tax rate for the three months ended March 31, 2021 is based on a normalized statutory rate and the three months ended March 31, 2020 is based on the effective tax rate.

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

The following table presents a reconciliation of diluted EPS to Adjusted EPS for the three months ended March 31, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Diluted earnings (loss) per share	$0.10	$(0.49)
Adjusted EPS
Adjusted Net Income (Loss)	$12,242	$(1,205)

Basic weighted-average common shares outstanding	27,770,063	27,015,730
Weighted average effect of dilutive securities:
Stock options	1,274,818	—
Restricted stock units	575,153	—
Diluted adjusted weighted-average common shares outstanding	29,620,034	27,015,730
Adjusted Earnings (Loss) Per Share	$0.41	$(0.04)

Adjusted Return on Equity

We define Adjusted Return on Equity as annualized Adjusted Net Income divided by average stockholders’ equity. Average stockholders’ equity is an average of the beginning and ending stockholders’ equity balance for each period. Before January 1, 2021, we previously defined Adjusted Return on Equity as annualized Adjusted Net Income divided by average Fair Value Pro Forma total stockholders’ equity. Average Fair Value Pro Forma stockholders’ equity is an average of the beginning and ending Fair Value Pro Forma stockholders’ equity balance for each period. We believe Adjusted Return on Equity is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to equity and how well we generate income from the equity available.

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three months ended March 31, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended March 31,
(in thousands)	2021	2020
Return on Equity	2.6%	(11.0)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$12,242	$(1,205)
Fair Value Pro Forma average stockholders' equity (1)	$469,180	$488,884
Adjusted Return on Equity	10.6%	(1.0)%
(1) As of January 1, 2021, there are no further Fair Value Pro Forma adjustments because all loans originated and held for investment and all asset-backed notes issued are recorded at fair value. Therefore, the average stockholders' equity amount as of March 31, 2021 reflects the average of the GAAP stockholders' equity account as of December 31, 2020 and the GAAP stockholders' equity account as March 31, 2021.

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our retail network optimization plan divided by total revenue. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Operating Efficiency. As of January 1, 2021, COVID-19 expenses are no longer being adjusted for to derive Adjusted Operating Efficiency because our business practices have been updated to operate in the current environment. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three months ended March 31, 2021 and 2020:

	As of or for the Three Months Ended March 31,
(in thousands)	2021	2020
Operating Efficiency	78.5%	60.3%
Adjusted Operating Efficiency
Total revenue	135,313	163,428
Total operating expense	106,266	98,614
Stock-based compensation expense	(5,088)	(4,151)
Retail network optimization expenses	(7,799)	—
Total adjusted operating expenses	$93,379	$94,463
Adjusted Operating Efficiency	69.0%	57.8%

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

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of March 31, 2021:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$65,214
Asset-Backed Securitization-Series 2021-A Notes	3/1/2023	1.79%	375,000
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.46%	279,412
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
Asset-Backed Securitization-Series 2018-B Notes	7/1/2021	4.18%	225,001
			$1,394,629

The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party institutional investor are not on our balance sheet once sold.

On February 18, 2021, our wholly-owned subsidiary, Oportun Funding VIII, LLC, the issuer under the 2018-A asset-backed securitization transaction, provided notice to the trustee that we had elected to redeem all $200.0 million of outstanding 2018-A Notes on March 8, 2021 and satisfy and discharge Oportun Funding VIII, LLC’s obligations under the 2018-A Notes and the indenture.

On March 8, 2021, we announced the issuance of $375.0 million two-year fixed-rate asset-backed notes by Oportun Funding XIV, LLC, a wholly-owned subsidiary of ours and secured by a pool of our unsecured personal installment loans (the “2021-A Securitization”). The 2021-A Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average interest rate of 1.79% per annum. The proceeds from this securitization were used to fund the redemption of 2018-A and paid down our Secured Financing facility.

On March 24, 2021, our wholly-owned subsidiary, Oportun Funding IX, LLC, the issuer under the Series 2018-B asset-backed securitization transaction, provided notice to the trustee that we elected to redeem all $225.0 million of outstanding 2018-B Notes, plus the accrued and unpaid interest, on April 8, 2021 and satisfy and discharge Oportun Funding IX, LLC's obligations under the 2018-B Notes and the indenture. The redemption price was funded by drawing upon our Secured Financing facility and using unrestricted cash.

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
As of March 31, 2021, we were in compliance with all covenants and requirements per the debt facility.

For more information regarding our Secured Financing facility, see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

As of March 31, 2021, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Credit card receivables retention facility and servicing

On February 5, 2021, we entered into a Receivables Retention Facility Agreement, a Servicing Agreement and other related documents with WebBank, providing us with additional funding to expand our credit card product. Under these agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. We will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables and charged-off receivables. The agreements have a term of two years, commencing on February 9, 2021. We will provide certain marketing, processing and accounting processing services to WebBank in connection with our credit card program. WebBank will pay us a servicing fee of 5% to service the accounts and certain excess collections on a monthly basis.

Whole loan sales

In November 2014, we entered into a whole loan sale agreement with an institutional investor. This agreement was amended in March 2021 to extend the term to March 4, 2022. Pursuant to the agreement, we are obligated to sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. We retain all rights and obligations involving the servicing of the loans and earn servicing revenue of 5% of the daily average principal balance of loans sold each month.

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

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash, cash equivalents and restricted cash	$183,181	$206,094
Cash provided by (used in)
Operating activities	18,156	52,122
Investing activities	8,987	(39,348)
Financing activities	(12,552)	57,179

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $18.2 million and $52.1 million for the three months ended March 31, 2021 and 2020, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $9.0 million and $(39.3) million for the three months ended March 31, 2021 and 2020, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to the decrease in the number of loans originated for the three months ended March 31, 2021. The decrease in number of loans originated is attributable to the reduced number of applications which we believe is due to COVID-19 stimulus measures combined with continued elevated unemployment. Further, the decrease is due to proactive measures we implemented to tighten our lending criteria and underwriting practices given the current COVID-19 pandemic.

Financing Activities

Our net cash provided by (used in) financing activities was $(12.6) million and $57.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net cash used in financing activities was primarily driven by the redemption of our Series 2018-A asset-backed notes and repayments on our Secured Financing facility. The issuance of our Series 2021-A asset-backed notes securitization was the primary source of funds for the redemption and repayments. For the three months ended March 31, 2020, net cash provided by financing activities was primarily driven by borrowings on our Secured Financing facility, partially offset by repayments on those borrowings and redemption of our Series 2017-A asset-backed notes.

Operating and capital expenditure requirements

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We believe our liquidity position at March 31, 2021 remains strong as we continue to navigate through a period of uncertain economic conditions related to COVID-19, and we will continue to closely monitor our liquidity as economic conditions change. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

Off-Balance Sheet Arrangements

On February 5, 2021, we entered into an off-balance sheet arrangement under the Receivables Retention Facility Agreement, an Amended and Restated Credit Card Program and Servicing Agreement and other related documents with WebBank, a Utah-chartered industrial bank, providing us with additional funding to expand our credit card product. Under these agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. We will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables. The agreements have a term of two years, commencing on February 9, 2021. We will provide certain marketing, processing and accounting processing services to WebBank in connection with our credit card program. As of March 31, 2021, $7.8 million of the $25.0 million has been utilized.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021 ("2020 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2020 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as previously disclosed in our Form 10-K for the year ended December 31, 2020 and filed February 23, 2021. The COVID-19 pandemic could continue to have an impact on market volatility which could impact our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations to the controls and effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, see Note 14, Leases, Commitments and Contingencies, in the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited). From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights and consumer litigation. Other than as described in this report, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Summary of Risk Factors

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
•Security breaches and incidents impacting customers’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.
•We have limited experience underwriting, originating and servicing secured personal loans.
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
•The collection, storage, use, disclosure, and other processing of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
•We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.
•Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our 2020 Form 10-K.

Risks Related to Our Business

The global COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.*

The ongoing COVID-19 pandemic has spread across the globe and has significantly impacted worldwide economic activity and continues to increase economic uncertainty. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price as well as our ability to access capital markets. If funds become unavailable, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to further curtail our origination of loans, which could result in volatility in our results of operations, financial condition and cash flows.

Many of our customers have been and may continue to become impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home" orders). These events have caused and may continue to cause a significant increase in unemployment, decreased consumer spending and economic deterioration. In addition, the continued impact of the COVID-19 pandemic has adversely affected our business in a number of ways, including a decreased demand for our products, which, combined with our credit tightening, has decreased originations, which could negatively impact our liquidity position and our growth strategy. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and charge-offs and may cause other unpredictable and adverse events. If the pandemic continues or worsens, there may be continued or heightened impact on demand for our loans and on our customers’ ability to repay their loans. Governmental stimulus may have favorably impacted some of our customers and helped them to meet their loan obligations. If these benefits are not reinstated, or are reinstated at a reduced level than otherwise expected, or if other stimulus measures benefiting such customers are not enacted in the near term, the effect may materially and adversely impact the ability of customers to make timely payments and may result in an increase in loan delinquencies. In addition, governmental stimulus may result in reduced demand for our products, and any further economic relief or stimulus payment provided by the government in the future may cause demand for our products to remain depressed from prior levels.

Similar to relief options we have previously offered to customers impacted by natural disasters such as hurricanes and wildfires, we have and are continuing to offer payment relief options to customers impacted by the COVID-19 pandemic, including emergency hardship programs, reduced payment plans, late fee waivers and other customer accommodations. Unlike the relief options offered for natural disasters, which were limited to the affected geographies, COVID-19 related relief is being offered in all states in which we do business and has and may continue to adversely affect our business, financial condition, results of operations, and cash flows. While the percentage of our owned portfolio balance in active deferral status under the Emergency Hardship Deferral program has declined since early 2020, there can be no assurance that customer inquiries related to relief options will not increase in the future, either as a result of COVID-19 or a future emergency or disruption in the economy. Legal, regulatory and media concerns about the lending industry in general, or our practices, during the COVID-19 pandemic could result in additional restrictions affecting the conduct of our business in the future either due to regulatory requirements or made voluntarily due to reputational or other pressures. For example, a federal bill has been recently introduced that proposes to place significant restrictions on the ability to collect loans made before the COVID-19 pandemic began and would impose requirements for accommodations to customers impacted by the pandemic. These changes could include, but not limited to, requirements that we waive or lower interest, payments, or otherwise alter our collection practices or forgive debt for those impacted by COVID-19. If we implement any of these changes, such changes could adversely affect our income and other results of operations in the near term, make collection of our personal loans more difficult, reduce income received from such loans or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to such loans.

We have incurred COVID-19 related expenses for items and services including sanitation kits, facilities equipment, contingency call center, payment option flyers, childcare relief, special medical enrollment, sick leave, emergency assistance fund and charitable contributions, among other things. Until the COVID-19 pandemic subsides, we expect to continue to incur such expenses and may incur additional COVID-19 related expenses, which may adversely affect our results of operations, financial condition, and cash flows.

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

The duration and scope of the pandemic, and our ability to make necessary adjustments from it, is highly uncertain. The ultimate extent of the impact of the COVID-19 pandemic on our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, timing of global recovery, and economic normalization and responses taken by governmental authorities and other third parties due to the COVID-19 pandemic, including economic assistance programs and stimulus efforts. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out or the efficacy of such vaccines, and we do not yet know how our business, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

We have incurred net losses and may incur net losses in the future.*

For the year ended December 31, 2020, we had a net loss of $45.2 million and we have experienced net losses in the past. As of March 31, 2021, our retained earnings were $39.5 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

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

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of future growth. If we fail to manage our growth effectively, our results of operations may suffer.*

We have experienced rapid growth in our business and operations in recent periods, and our recent growth rates may not be indicative of our future growth rates. We believe our revenue growth depends on a number of factors, including but not limited to our ability to:

•increase the volume of loans originated through our various origination channels, including mobile, retail locations, direct mail marketing, contact centers, and partnerships;
•increase the effectiveness of our direct mail marketing, radio advertising, digital advertising and other marketing strategies;
•efficiently manage and expand our presence and activities in states in which we operate, as well as expand into new states, including successfully developing our bank partnerships and if approved, our de novo national bank ("Oportun Bank");
•successfully build our brand and protect our reputation from negative publicity;
•manage our Annualized Net Charge-Off Rate;
•maintain the terms on which we lend to our customers;
•protect against increasingly sophisticated fraudulent borrowing and online theft;
•enter into new markets, new channels and introduce new products and services;
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

As our loan mix changes and as our product offerings evolve, our risk management strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. Other of our methods for managing risk depend on the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible to us. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our risk management efforts are ineffective, we could suffer losses that could harm our business, financial condition, and results of operations.

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

Our reliance on our credit risk models and other models to manage many aspects of our business, including valuation, pricing, collections management, marketing targeting models, fraud prevention, liquidity and capital planning, direct mail and telesales, may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately in a timely manner, or the use of A.I.). We rely on our credit risk models and other models to develop and manage new products and services with which we have limited development or operating experience as well as new geographies where we have not historically operated. Our assumptions may be inaccurate, and our models may not be as predictive as expected for many reasons, in particular because they often involve matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate environment, particularly in light of the COVID-19 pandemic, and they often involve complex interactions between a number of dependent and independent variables and factors. In particular, even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. The errors or inaccuracies in our models may be material and could lead us to make wrong or sub-optimal decisions in managing our business, and this could harm our business, results of operations, and financial condition.

Additionally, if we make errors in the development, validation or implementation of any of the models or tools we use to underwrite the loans that we then securitize or sell to investors, those investors may experience higher delinquencies and losses. We may also be subject to liability to those investors if we misrepresented the characteristics of the loans sold because of those errors. Moreover, future performance of our customers’ loans could differ from past experience because of macroeconomic factors, policy actions by regulators, lending by other institutions or reliability of data used in the underwriting process. To the extent that past experience has influenced the development of our underwriting procedures and proves to be inconsistent with future events, delinquency rates and losses on loans could increase. Errors in our models or tools and an inability to effectively forecast loss rates could also inhibit our ability to sell loans to investors or draw down on borrowings under our warehouse and other debt facilities, which could limit originations of new loans and could hinder our growth and harm our financial performance. Additionally, the use of A.I. in credit models is relatively new and its impact from a regulatory standpoint is unproven, and any negative regulatory action based upon this could have an adverse impact on our financial performance.

Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. See more information about our outstanding debt in Note 8 to the Notes to the Condensed Consolidated Financial Statements (Unaudited). However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to the COVID-19 pandemic and other disruptions, as well as uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail our origination of loans. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult to extend the timeline for ceasing publication for certain tenors of U.S. dollar LIBOR to June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could increase our interest rate risk related to our Secured Financing which is currently tied to LIBOR. Changes in interest rates or foreign currency exchange rates could affect our interest expense, which could result in volatility in our results of operations, financial condition, and cash flows.

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

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 84% of our total assets and Fair Value Notes represented 88% of our total liabilities as of March 31, 2021. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If we are unable to collect payment and service the loans we make to customers, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.*

Our unsecured personal loans are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a customer is unwilling or unable to repay them. A customer’s ability to repay us can be negatively impacted by increases in his or her payment obligations to other lenders under mortgage, credit card and other loans, or loss of employment due to economic turmoil, particularly in light of the COVID-19 pandemic. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, the success of any additional economic assistance program or stimulus legislation is unknown, and we cannot determine the impact of any such program has had or will have on our net charge-off rates.

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

An economic downturn may also be accompanied by decreased consumer demand for automobiles, and declining values of vehicles securing outstanding secured personal loans, which would weaken collateral coverage for secured personal loans and increase the amount of loss in the event of default. Significant increases in the inventory of used vehicles during periods of economic slowdown or recession may also depress the prices at which repossessed vehicles may be sold or delay the timing of these sales. Consequently, if a vehicle securing a secured personal loan is repossessed while the used car auction market is depressed, the sale proceeds for such vehicle may be lower than expected, resulting in higher than expected losses.

If aspects of our business, including the quality of our loan portfolio or our customers’ ability to pay, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that we will adequately adapt our business to such changes, so our business would be adversely affected.

Negative publicity or public perception of our company or our industry could adversely affect our reputation, business, and results of operations.*

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

Negative perception of our consumer loans, our loan origination, marketing, servicing and collections practices, or other activities may also result in us being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our consumer loans, or our marketing and servicing of such loans, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected. Entry into new products, as well as into new origination channels, such as bank partnerships, other partnerships or Oportun Bank, could lead to negative publicity or draw additional scrutiny.

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

Our success and future growth depend on our Oportun brand and our successful marketing efforts across channels, and if we are unable to attract or retain customers, our business and financial results may be harmed.*

In connection with the COVID-19 pandemic, we have reduced our marketing spend. This decrease in marketing, in addition to the impact of the COVID-19 pandemic has resulted in a decreased demand for our products, which, we believe combined with our credit tightening, has decreased originations. Our business model relies on our ability to scale rapidly, and if our limited marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, it could continue to have an adverse effect on our ability to attract customers. If we fail to successfully promote and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose existing customers to our competitors or be unable to attract new customers, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increased loan volume. Any incremental increases in Customer Acquisition Cost could have an adverse effect on our business, results of operations, and financial condition. Furthermore, increases in marketing and other Customer Acquisition Costs may not result in increased loan originations at the levels we anticipate or at all, which could result in a higher Customer Acquisition Cost per account.

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

If we are unable to effectively execute our retail optimization plan, our business and results of operations may be adversely affected.*

Our future growth strategy depends in part on our ability to optimize the mix of our channel ecosystem and serve our customers in their preferred channel. Based on current customer trends and the increased adoption of our mobile channel, as well as our new partners channel, we are executing a retail optimization plan and closed 136 retail locations in March 2021 and reduced a portion of the employee workforce who managed and operated these retail locations, If we are unable to optimize our channel mix, our ability to serve and attract customers may be harmed and our profit margins may decline. Further, our brand and reputation may be harmed in connection with these location closings. If we are unsuccessful in transitioning customers from the closed locations to other retail locations or to out-of-store alternatives, our results of operations could be adversely affected. We will continue to assess our growth strategy and our channel mix will continue to evolve and may change as the business grows.

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

We are, and intend in the future to continue, developing new financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.*

We are, and intend in the future to continue, developing new financial products and services, such as credit cards and secured personal loans. We intend to continue investing significant resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. Product or service introductions may not always be successful and we have previously invested resources to develop and launch new products and services and subsequently decided to discontinue these products and services in order to strategically realign our resources. In addition, the borrower profile of customers using our new products and services may not be as attractive as the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. We have limited experience with new products such as credit cards or secured personal loans. There can be no assurances that these new products will have the same delinquency and default rates as we have historically experienced with our unsecured personal loans. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and these new products and services may be unprofitable, which would increase our costs or decrease operating margins or increase the time it takes us to achieve target margins. Additionally, due to the economic impact of COVID-19, the growth of revenue from new products may be much slower than previously anticipated in the near term. New products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.

We may change our strategy or underwriting and servicing practices, which may adversely affect our business.*

We may change our strategy or any of our underwriting guidelines at any time without notice or the consent of our stockholders. For example, given the economic crisis resulting from the COVID-19 pandemic, in late March 2020, we significantly tightened our underwriting criteria. In addition, in August 2020, we implemented a nationwide 36% APR cap for newly originated loans which may have a potential impact on our yield or other unanticipated impacts that could adversely affect our results of operations and financial condition. We may also decide to retain more loans rather than sell them to third parties. We continue to evaluate our business strategies and underwriting and servicing practices and in the future, may make additional changes, including due to changing economic conditions, regulatory requirements and industry practices. For example, on July 28, 2020, we published a press release and a blog post announcing, among other things, changes to our legal collections practices to better align with our mission, including a reduction in future case filings. In addition, if we receive the “preliminary conditional approval” to obtain a national bank charter from the Office of the Comptroller of the Currency (OCC) to establish Oportun Bank, such approval may be conditioned on, among other things, substantial changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives and in the future, if Oportun Bank is approved and formed, we would be subject to additional federal supervision and regulation, which may require additional changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives. Any changes in strategy, underwriting or servicing practices could result in us holding a loan portfolio with a different risk profile from our current risk profile. Additionally, a change in our strategy or underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk, all of which could adversely affect our business, results of operations and financial condition.

We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.*

We intend to continue expanding into new geographic regions, including through strategic partnerships and, if approved and formed, Oportun Bank. In addition, each of the new states where we do not currently operate may have different laws and regulations that apply to our products and services. As such, we expect to be subject to significant additional legal and regulatory requirements, including various federal and state consumer lending laws. We have limited experience in managing risks and the compliance requirements attendant to these additional legal and regulatory requirements in new geographies or related to strategic partnerships. The costs of compliance and any failure by us to comply with such regulatory requirements in new geographies could harm our business. If our partners decide to or are no longer able to provide their services, we could incur temporary disruptions in our loan transactions or we may be unable to do business in certain states or certain locations.

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

As of March 31, 2021, 55.4%, 26.7%, 5.2%. and 5.1% of our Owned Principal Balance at End of Period related to customers from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.*

We earn over 90% of our revenue from interest payments on the loans we make to our customers. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to customers and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our customers, loan mix, competition and regulatory limitations. See Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Interest rate changes may require us to make adjustments to the fair value of our Fair Value Loans or Fair Value Notes, which may in turn adversely affect our results of operations. For instance, interest rates recently declined significantly. When interest rates fall, the fair value of our Fair Value Loans increases, which increases Net Revenue. In addition, decreasing interest rates also increase the fair value of our Fair Value Notes, which reduces Net Revenue. Because the duration and fair value of our loans and asset- backed notes are different, the respective changes in fair value did not fully offset each other resulting in a negative impact on Net Revenue. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations and financial condition. In August 2020, we implemented a nationwide 36% APR cap for newly originated loans, which we expect will reduce our interest rate spread and may have an adverse effect on our business, results of operations, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.*

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated, as well as during the COVID-19 pandemic due to fraud with COVID-19 related themes. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. We expect that originations in states where we do not currently operate, may initially occur on a “mobile-first” basis without physical locations, potentially increasing reliance on mobile technologies. These new mobile technologies may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Additionally, expanding into other products may introduce opportunities for fraudulent activity that we have not previously experienced. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. If the level of our fraud losses increases, our results of operations could be harmed, our brand and reputation may be negatively impacted, we may be subjected to higher regulatory scrutiny and our costs may increase as we attempt to reduce such fraud.

Security breaches and incidents impacting customers’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.*

We are increasingly dependent on information technology systems and infrastructure, including mobile and cloud-based technologies, to operate our business. In the ordinary course of our business, we collect, store, transmit and otherwise process large amounts of sensitive information relating to customers and potential customers, including non-public personal information, credit information and other sensitive information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also collect, store, transmit and otherwise process certain sensitive, proprietary, and other information in the operation of our business, including personal data and personal information relating to employees, trade secrets, intellectual property, confidential business information, and other confidential data. We have arrangements in place with certain of our third-party vendors that require us to share this information as permitted by law. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or the information that we collect, process, transmit, and store. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to unauthorized access to, or loss, extraction, disclosure, or other misuse of personal information, confidential information, or other sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, personal information, confidential information, or other sensitive information, which could result in financial, legal, regulatory, business, and reputational harm to us. The automated nature of our business may make us attractive targets for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our systems, it is possible that we and the third parties who support our business and operations may not be able to anticipate or to implement effective preventive measures against all security breaches and incidents, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan.

While we regularly monitor data flow inside and outside the company, techniques used to obtain unauthorized access or to sabotage systems change frequently and are difficult to detect. As a result, we, our third-party hosting facilities and other service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any event that leads, or is believed to have led, to unauthorized access, to, or use, access, loss, corruption, disclosure or other processing of personal information, including but not limited to personal information regarding our customers, potential customers, loan applicants, and employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us, and result in significant legal and financial exposure and/or reputational harm. In particular, these mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security breaches or incidents or other inappropriate access events that result in the unauthorized access, release or transfer of personal or sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others and could cause third parties, to lose trust or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations, which could harm our business and prospects. Moreover, cybersecurity experts are warning about a growing use of COVID-19-related themes by malicious cyber actors. At the same time, the surge of teleworking has increased the use of potentially vulnerable services, such as virtual private networks, amplifying the threat to individuals and organizations. Cybercriminals are targeting individuals and organizations with COVID-19-related cyberattacks.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. The establishment of bank partnerships could leave us exposed to additional information security risks arising as a result of the interaction between our and any partners' information technology infrastructure, and the sharing between us of confidential customer information. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode customer confidence, negatively affect our ability to attract new customers, or subject us to third-party claims, lawsuits, regulatory investigations, proceedings, fines or other action or liability.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we work to continuously improve our systems and processes to prevent future breaches and incidents. In the event of an actual or perceived breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents. Moreover, we could be required to expend significant capital and other resources to address the incident and any future security breach or incident.

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, security breaches and incidents and other infiltration, exfiltration or other similar events. In August 2019, we identified an incident involving unauthorized access to a small number of company email accounts. Forensic investigation indicated that a small amount of consumer and employee sensitive information was contained in these email accounts. As a result, we sent breach notices and provided credit monitoring services to approximately 700 consumers, and sent notices to employees in Mexico in accordance with Mexican law.

Our retail locations also process physical customer loan documentation that contain confidential information about our customers, including financial and personally identifiable information. We retain physical records in various storage locations outside of our retail locations. The loss or theft of, or other unauthorized access to or use of, customer information and data from our retail locations or other storage locations could subject us to additional regulatory scrutiny, possible civil litigation and possible financial liability and losses.

Further, any belief by customers or others that a security breach or other incident has affected us or any of our service providers, even if a security breach or other incident has not affected us or any of our service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.

We cannot ensure that any provisions in our agreements with customers, contracts with service providers and other contracts relating to limitations of liability, including those in connection with a security lapse or breach or other privacy- or security-related incident, would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will continue to be available on economically reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

Any significant disruption in our computer systems could prevent us from processing or posting payments on loans, reduce the effectiveness of our credit risk models and result in a loss of customers.*

In the event of a system outage, including any outage involving and any loss or corruption of data, our ability to service our loans, process applications or make loans available would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. Any interference or disruption of our technology and underlying infrastructure or our use of our third-party providers’ services could materially and adversely affect our business, relationships with our customers and our reputation. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our results of operations may be harmed.

In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan that we make involves our proprietary automated underwriting process and depends on the efficient and uninterrupted operation of our computer systems, and all of our loans are underwritten using an automated underwriting process that does not require manual review, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential customers, which would negatively impact our results of operations. Our computer systems and other computer systems used in our business, including those provided by third-party service providers, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, physical or electronic break-ins, technical errors, power outages or other events, and any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our customers. While we have taken steps to prevent such activity from affecting our systems, if we are unable to prevent such activity, we may be subject to significant claims and liability, negative publicity and a loss of customers, all of which may negatively affect our business.

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

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.*

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. The CFPB issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Additionally, the OCC has issued similar guidance for institutions under its supervision, which will apply to bank partners and to Oportun Bank, if approved and formed. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB, the OCC, and other regulators have issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions.

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

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus on the mission that contribute to our business.*

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our customers, our people and our culture and is consistently reinforced to and by our employees. As we continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. In addition, as a result of the COVID-19 pandemic, we have made substantial changes to the way that the vast majority of our employee population does their work. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of March 31, 2021, we had 1556 employees in three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Mexico, Colombia, and Jamaica, and may in the future include additional locations in other countries. In addition, we opened a technology development center in India in 2019. We have engaged vendors that utilize employees or contractors based outside of the United States. As of March 31, 2021, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 518 full-time equivalents in Mexico, Colombia, Jamaica, and India. These international activities are subject to inherent risks that are beyond our control, including:

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

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events, or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, from time to time we have temporarily closed a few of our retail locations due to public health orders or other concerns relating to the COVID-19 pandemic, which we believe partially contributed to the decrease in Aggregate Originations in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. We may have to close retail locations as necessary due to public health orders or other concerns relating to the COVID-19 pandemic. The closure of additional retail locations would further adversely affect our loan originations, results of operations and financial condition.

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

We are, and may in the future become, subject to litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. See Item 1. Legal Proceedings for more information regarding this and other proceedings.

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

The enactment of tax reform legislation could adversely impact our financial position and results of operations.*

Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate to 28% from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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

For example, in January 2018, we received a complaint by a third party alleging various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against us. The complaint calls for monetary damages and injunctive relief requiring us to cease using our trademarks. We believe this claim is without merit and intend to vigorously defend this matter. The final outcome with respect to the claims in the lawsuits, including our liability, if any, is uncertain. Furthermore, we cannot be certain that any of these claims would be resolved in our favor. For example, an adverse litigation ruling against us could result in a significant damages award against us, could result in injunctive relief, could result in a requirement that we make substantial royalty payments, and could result in the cancellation of certain Oportun trademarks which would require that we rebrand. Moreover, an adverse finding could cause us to incur substantial expense, could be a distraction to management, and any rebranding as a result may not be well received in the market. To the extent that we reach a negotiated settlement, the settlement could require that we pay substantial compensation and could require that we make modifications to our name, branding, marketing materials, and advertising that may not be well received in the market. See Item 1. Legal Proceedings for more information regarding these proceedings.

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

For more information with respect to the regulatory framework affecting our businesses, see “Business - Regulations and Compliance” in our 2020 Form 10-K.

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

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.*

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with our products or services; some of this litigation, however, has arisen from other matters, including claims of violation of do-not-call, credit reporting and collection laws, bankruptcy and practices. The complexity of the laws related to secured personal loans regarding vehicle titling and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships or by Oportun Bank, if approved and formed, may increase the risk of “true lender” and similar litigation. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.*

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. In addition, if at any point Oportun Bank holds over $10 billion in assets, which is not expected initially, the CFPB would be its primary regulator for consumer compliance purposes. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products and our prepaid debit card program. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

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

The collection, storage, use, disclosure, and other processing of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.*

We receive, transmit, store, and otherwise process a large volume of personally identifiable information and other sensitive data from customers and potential customers, and otherwise collect, store, use, disclose, and process other personal information, including that relating to employees. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, transmitted, stored or otherwise processed. For example, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which broadly defines personal information and took effect on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections and provides for civil penalties for CCPA violations, in addition to providing for a private right of action for data breaches. In addition, a new ballot initiative, the California Privacy Rights Act (the "CPRA") was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates the California Privacy Protection Agency to enforce the laws. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Whereas we have implemented measures designed to comply with applicable obligations under the CCPA and other applicable laws and regulations relating to privacy, data protection and information security, several other states are working to pass comprehensive privacy laws and compliance with these and other current and future laws and regulations relating to privacy, data protection and information security could result in higher compliance, technical or operating costs, require significant changes to our operations or prevent us from providing our products and services or certain features. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection and information security, it is possible that our interpretations of the law, practices or our products and services could be inconsistent with or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or others with whom we do business, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or the perception that any of the foregoing has occurred, could damage our reputation and market reputation, harm our ability to obtain market adoption, discourage new and existing customers and prospective customers from using our products and services, require us to change our business practices or operational structure or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. In addition, an increase in third-party arrangements, including, for example, with lead aggregators and retail referral partners, could lead to increased complexity around our compliance obligations with respect to these laws or regulations. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems, products or services or require changes to our business practices or policies relating to privacy, data protection, or information security. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection and information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations. For example, on April 21, 2021, the United States Court of Appeals for the Eleventh Circuit issued an opinion in Hunstein v. Preferred Collection and Management Services, Inc., holding that a debt collector’s transmittal of the plaintiff’s personal information to the vendor used to generate and send collection letters violated the federal Fair Debt Collections Practices Act’s (the “FDCPA”) provision which generally prohibits a debt collector from communicating with anyone other than the debtor in connection with the collection of any debt without the debtor’s consent. Although we do not utilize third-party debt collectors and collect our own debts, and as a result are not directly subject to the requirements of the FDCPA, including those at issue in Hunstein, certain states in which we operate have state laws that either incorporate the FDCPA’s provisions and apply them to lenders collecting their own debts, or include similar provisions which apply to lenders collecting their own debts. None of the states in the Eleventh Circuit have such provisions in their laws. However, if other courts were to decide cases in a similar manner to Hunstein, we could determine that changes to our business practices, policies, and procedures are necessary, including the arrangements we have in place with certain of our third-party vendors that require us to share consumer information. These changes could adversely affect our ability to collect and as a result, our results of operations and financial condition could be negatively impacted.

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

Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.*

We currently have a bank partnership program with WebBank for our credit card product. On November 10, 2020, we announced that we had entered into a bank partnership program agreement with MetaBank, N.A. to offer unsecured installment loans, currently anticipated to launch in mid-2021.

State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. There has been litigation that has been successful in challenging the contention that a bank acting as a loan’s lender was the true lender and asserting that the party providing the source of loan financing or marketing, purchasing and servicing the loan, was instead the true lender. In the event of any recharacterization of the applicable originator’s status as a true lender, any affected customer loans may not be enforceable, could be subject to offset and may further result in fines, penalties, damages, compliance costs or related operational burdens. Additionally, the OCC and FDIC recently issued "Valid when made" rules for which both regulators were sued by various states. The OCC also recently finalized a "true lender" rule but that rule is also expected to be challenged in court. The uncertainty of the federal and state regulatory environments around bank partnership programs means that our efforts to launch an installment loan product through a bank partner may not ultimately be successful, or it may be challenged by one or more states in which we launch such a program. Furthermore, federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards may limit the business activity of banks and affiliates under these structures and control the method by which we can conduct business. Regulation by a federal banking regulator may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny or limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

We are pursuing a national bank charter which could subject us to significant new regulation.*

We recently applied to obtain a national bank charter through the establishment of a de novo bank to, among other things, allow us to offer additional products and services, provide us with new sources of lower cost funding and give our business regulatory clarity. If approved and formed, Oportun Bank may directly originate loans in all 50 states, although it would initially focus its origination activities in states where we previously originated loans under state licenses and in states where loans are not originated under any bank partnership agreements. Based upon the OCC’s typical timeframe of granting “preliminary conditional approval” for de novo bank applications within 120 days of receipt, we believe a response from the OCC on our application could be received at any time. If received, the OCC’s approval may be conditioned on requirements that we enhance our governance, compliance, controls and management infrastructure and capabilities in order to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators. Additionally, such conditions may require substantial changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives. If a preliminary conditional approval is received, we would have 12 months to capitalize Oportun Bank and 18 months to begin bank operations. During this time, we would continue ongoing discussions with the OCC concerning those conditions, and it is anticipated that we would apply to become a bank holding company. Preliminary conditional approval does not guarantee that Oportun Bank will receive final approval from the OCC or will commence operations within that time frame or at all.

If we were to obtain a national bank charter, we would be subject to supervision and regulation by the OCC under the National Bank Act, by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act which could be subject to certain restrictions and requirements, including capital requirements and shareholder requirements. In addition, if at any point Oportun Bank holds over $10 billion in assets, which is not expected initially, the CFPB would be its primary regulator for consumer compliance purposes. Due to their broad authority to regulate compliance, as well as safety and soundness, examinations by such federal regulators may involve more scrutiny or cover a broader range than those examinations conducted by our current regulators.

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

The gain on sale generated by our whole loan sales and servicing fees earned on sold loans also represents a significant source of our earnings. Demand for our loans at the current premiums may be impacted by factors outside our control, including availability of loan pools, demand by investors for whole loan assets and attractiveness of returns offered by competing investment alternatives offered by other loan originators with more attractive characteristics than our loan pools and loan purchaser interest. In addition, currently 100% of our whole loan sales are to one third-party institutional investor. If this institutional investor were unable or unwilling to continue to purchase loans during the term of our agreement, we may choose not to or may be unable to replace the agreement with a favorable alternate whole loan sale opportunity. In that event, our revenue and liquidity may be negatively impacted, which may adversely affect our financial condition.

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

General Risk Factors

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 9,241,443 shares for issuance under our 2019 Equity Incentive Plan and 1,273,009 shares for issuance under our 2019 Employee Stock Purchase Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

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
•actual or perceived data security breaches or incidents impacting us or our third-party service providers;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1.1¥	Receivables Retention Facility Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.1	2/23/2021
10.1.2¥	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.2	2/23/2021
10.2¥	Amendment No. 5 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of March 5, 2021.					x
10.3.1	Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.					x
10.3.2	Series 2021-A Supplement to Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 7, 2021	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)