Form 10-Q/A
period 2021-03-31
Oportun Financial Corp
filed 2021-06-15
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Oportun Financial Corporation (the "Company") is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on May 7, 2021 (the “Original Form 10-Q”) in order to correct an inadvertent omission of certain language in paragraph 4 of each of the Section 302 certifications filed as Exhibits 31.1 and 31.2 to the Original Form 10-Q (the “Section 302 Certifications”). Management has, and at the date of the Original Form 10-Q had, designed internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles.

The Amendment should be read in conjunction with the Original Form 10-Q and does not modify or update the Original Form 10-Q other than as set forth in the Amendment. The Amendment does not reflect events occurring after the filing of the Original Form 10-Q other than the correction of the Section 302 Certifications.

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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	June 15, 2021	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)