Form 10-Q
period 2021-06-30
Oportun Financial Corp
filed 2021-08-06
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
The number of shares of registrant’s common stock outstanding as of July 30, 2021 was 28,047,193.

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

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$138,429	$136,187
Restricted cash	219,540	32,403
Loans receivable at fair value	1,726,914	1,696,526
Interest and fees receivable, net	13,049	15,426
Right of use assets - operating	35,968	46,820
Other assets	87,583	81,689
Total assets	$2,221,483	$2,009,051

Liabilities and stockholders' equity
Liabilities
Secured financing	$—	$246,385
Asset-backed notes at fair value	1,613,649	1,167,309
Lease liabilities	45,682	49,684
Other liabilities	77,820	79,306
Total liabilities	1,737,151	1,542,684
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at June 30, 2021 and December 31, 2020; 28,305,947 shares issued and 28,033,924 shares outstanding at June 30, 2021; 27,951,286 shares issued and 27,679,263 shares outstanding at December 31, 2020	6	6
Common stock, additional paid-in capital	444,183	436,499
Accumulated other comprehensive loss	(249)	(261)
Retained earnings	46,701	36,432
Treasury stock at cost, 272,023 shares at June 30, 2021 and December 31, 2020	(6,309)	(6,309)
Total stockholders’ equity	484,332	466,367
Total liabilities and stockholders' equity	$2,221,483	$2,009,051
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Interest income	$128,589	$136,086	$255,780	$286,786
Non-interest income	9,665	6,621	17,787	19,349
Total revenue	138,254	142,707	273,567	306,135
Less:
Interest expense	12,163	15,110	25,667	31,471
Net decrease in fair value	(5,902)	(81,482)	(17,470)	(147,951)
Net revenue	120,189	46,115	230,430	126,713

Operating expenses:
Technology and facilities	33,124	31,512	66,048	62,286
Sales and marketing	23,748	20,060	47,641	44,887
Personnel	28,546	27,681	55,373	53,263
Outsourcing and professional fees	14,789	11,123	27,414	24,741
General, administrative and other	10,179	2,640	20,176	6,453
Total operating expenses	110,386	93,016	216,652	191,630

Income (loss) before taxes	9,803	(46,901)	13,778	(64,917)
Income tax expense (benefit)	2,553	(12,653)	3,509	(17,368)
Net income (loss)	$7,250	$(34,248)	$10,269	$(47,549)
Change in post-termination benefit obligation	6	5	12	(112)
Total comprehensive income (loss)	$7,256	$(34,243)	$10,281	$(47,661)

Net income (loss) attributable to common stockholders	$7,250	$(34,248)	$10,269	$(47,549)

Share data:
Earnings (loss) per share:
Basic	$0.26	$(1.26)	$0.37	$(1.75)
Diluted	$0.24	$(1.26)	$0.34	$(1.75)
Weighted average common shares outstanding:
Basic	28,004,699	27,233,394	27,888,029	27,125,054
Diluted	30,050,847	27,233,394	29,836,089	27,125,054
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2021
	Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2021	—	$—	27,679,263	$6	$436,499	$(261)	$36,432	$(6,309)	$466,367
Issuance of common stock upon exercise of stock options	—	—	33,526	—	307	—	—	—	307
Stock-based compensation expense	—	—	—	—	5,088	—	—	—	5,088
Vesting of restricted stock units, net	—	—	261,794	—	(2,794)	—	—	—	(2,794)
Change in post-termination benefit obligation	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	—	3,019	—	3,019
Balance – March 31, 2021	—	$—	27,974,583	$6	$439,100	$(255)	$39,451	$(6,309)	$471,993

Issuance of common stock upon exercise of stock options	—	—	10,114	—	159	—	—	—	159
Stock-based compensation expense	—	—	—	—	5,366	—	—	—	5,366
Vesting of restricted stock units, net	—	—	49,227	—	(442)	—	—	—	(442)
Change in post-termination benefit obligation	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	—	7,250	—	7,250
Balance – June 30, 2021	—	$—	28,033,924	$6	$444,183	$(249)	$46,701	$(6,309)	$484,332

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2020
	Convertible Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	3,161	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	4,151	—	—	—	4,151
Vesting of restricted stock units, net	—	—	137,479	—	(813)	—	—	—	(813)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	—	(13,301)	—	(13,301)
Balance – March 31, 2020	23,512	$63	27,143,797	$6	$421,657	$(279)	$68,213	$(6,119)	$483,541

Issuance of common stock upon exercise of stock options	—	—	22,407	—	79	—	—	—	79
Stock-based compensation expense	—	—	—	—	4,972	—	—	—	4,972
Issuance of common stock upon exercise of warrants	(23,512)	(63)	10,972	—	253	—	—	(190)	—
Vesting of restricted stock units, net	—	—	153,624	—	(17)	—	—	—	(17)
Change in post-termination benefit obligation	—	—	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	(34,248)	—	(34,248)
Balance – June 30, 2020	—	$—	27,330,800	$6	$426,944	$(274)	$33,965	$(6,309)	$454,332

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$10,269	$(47,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,701	9,761
Fair value adjustment, net	17,470	147,951
Origination fees for loans receivable at fair value, net	(6,677)	4,816
Gain on loan sales	(9,755)	(9,524)
Stock-based compensation expense	10,454	9,123
Deferred tax provision, net	8,484	(22,402)
Other, net	20,758	7,067
Originations of loans sold and held for sale	(75,023)	(94,732)
Proceeds from sale of loans	84,474	104,604
Changes in operating assets and liabilities:
Interest and fee receivable, net	902	(5,228)
Other assets	(7,787)	4,953
Amount due to whole loan buyer	1,732	(2,235)
Other liabilities	(16,164)	(12,588)
Net cash provided by operating activities	53,838	94,017
Cash flows from investing activities
Originations of loans	(595,849)	(434,015)
Repayments of loan principal	552,675	541,890
Purchase of fixed assets, net	(1,845)	(3,175)
Capitalization of system development costs	(12,132)	(11,126)
Net cash provided by (used in) investing activities	(57,151)	93,574
Cash flows from financing activities
Borrowings under secured financing	150,000	235,000
Borrowings under asset-backed notes	867,462	—
Repayments of secured financing	(396,994)	(199,806)
Repayments of asset-backed notes	(425,005)	(160,001)
Repayments of capital lease obligations	—	(29)
Payments of deferred financing costs	—	(205)
Net payments related to stock-based activities	(2,771)	(731)
Net cash provided by (used in) financing activities	192,692	(125,772)
Net increase in cash and cash equivalents and restricted cash	189,379	61,819
Cash and cash equivalents and restricted cash, beginning of period	168,590	136,141
Cash and cash equivalents and restricted cash, end of period	$357,969	$197,960

Supplemental disclosure of cash flow information
Cash and cash equivalents	$138,429	$139,218
Restricted cash	219,540	58,742
Total cash and cash equivalents and restricted cash	$357,969	$197,960

Cash paid for income taxes, net of refunds	$1,809	$720
Cash paid for interest	$25,588	$31,034
Cash paid for amounts included in the measurement of operating lease liabilities	$9,520	$7,904
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$5,187	$3,683
Non-cash investments in capitalized assets	$806	$569
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

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

Recently Adopted Accounting Standards

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this ASU effective January 1, 2021 with no impact on its condensed consolidated financial statements and disclosures.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Net income (loss)	$7,250	$(34,248)	$10,269	$(47,549)
Net (loss) income attributable to common stockholders	$7,250	$(34,248)	$10,269	$(47,549)

Basic weighted-average common shares outstanding	28,004,699	27,233,394	27,888,029	27,125,054
Weighted average effect of dilutive securities:
Stock options	1,327,358	—	1,301,088	—
Restricted stock units	718,790	—	646,972	—
Diluted weighted-average common shares outstanding	30,050,847	27,233,394	29,836,089	27,125,054

Earnings (loss) per share:
Basic	$0.26	$(1.26)	$0.37	$(1.75)
Diluted	$0.24	$(1.26)	$0.34	$(1.75)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	2,268,423	4,509,662	2,545,604	4,297,895
Restricted stock units	—	2,271,515	22,653	2,014,262
Warrants	—	18,086	—	20,799
Total anti-dilutive common share equivalents	2,268,423	6,799,263	2,568,257	6,332,956

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	June 30,	December 31,
(in thousands)	2021	2020
Consolidated VIE assets
Restricted cash	$204,895	$23,726
Loans receivable at fair value	1,579,458	1,580,061
Interest and fee receivable	11,752	14,191
Total VIE assets	1,796,105	1,617,978
Consolidated VIE liabilities
Secured financing (1)	—	246,994
Asset-backed notes at fair value	1,613,649	1,167,309
Total VIE liabilities	$1,613,649	$1,414,303
(1) Amounts exclude deferred financing costs. See Note 7, Borrowings for additional information.

5.	Loans Held for Sale

The originations of loans sold and held for sale during the three months ended June 30, 2021 was $41.6 million and the Company recorded a gain on sale of $5.3 million and servicing revenue of $3.0 million. The originations of loans sold and held for sale during the three months ended June 30, 2020 was $20.2 million and the Company recorded a gain on sale of $2.0 million and servicing revenue of $4.0 million.

The originations of loans sold and held for sale during the six months ended June 30, 2021 was $75.0 million and the Company recorded a gain on sale of $9.8 million and servicing revenue of $6.0 million. The originations of loans sold and held for sale during the six months ended June 30, 2020 was $94.7 million and the Company recorded a gain on sale of $9.5 million and servicing revenue of $8.5 million.

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

6.	Other Assets

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Fixed assets
Computer and office equipment	$12,043	$11,182
Furniture and fixtures	8,892	11,019
Purchased software	2,025	1,992
Vehicles	53	53
Leasehold improvements	20,114	29,543
Total cost	43,127	53,789
Less: Accumulated depreciation	(32,899)	(37,939)
Total fixed assets, net	$10,228	$15,850

System development costs:
System development costs	$68,354	$55,943
Less: Accumulated amortization	(35,879)	(28,524)
Total system development costs, net	$32,475	$27,419

Loans held for sale	1,463	1,158
Prepaid expenses	16,458	17,241
Deferred tax assets	1,921	1,716
Tax assets and other	25,038	18,305
Total other assets	$87,583	$81,689

Fixed Assets

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $3.9 million and $2.6 million, respectively, and for the six months ended June 30, 2021 and 2020 it was $7.3 million, and $5.1 million, respectively. As of June 30, 2021, the Company retired $11.6 million of fixed assets associated with retail locations that were closed as a result of the retail network optimization plan.

System Development Costs

Amortization of system development costs for the three months ended June 30, 2021 and 2020 was $3.9 million and $2.5 million, respectively, and for the six months ended June 30, 2021 and 2020 they were $7.4 million and $4.7 million, respectively. System development costs capitalized in the three months ended June 30, 2021 and 2020, were $6.6 million and $5.7 million, respectively, and for the six months ended June 30, 2021 and 2020 they were $12.4 million and $11.1 million, respectively.

7.	Borrowings

The following table presents information regarding the Company's Secured Financing facility:

	June 30, 2021
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$—	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

	December 31, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$246,385	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	June 30, 2021
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-B)	$500,000	$512,759	$502,435	$519,757	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	375,965	392,701	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	284,144	300,251	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	175,899	188,106	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	275,206	295,723	4.39%	3 years
Total asset-backed notes recorded at fair value	$1,604,414	$1,664,196	$1,613,649	$1,696,538

	December 31, 2020
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$283,299	$299,237	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,182	187,570	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	279,171	294,710	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	226,653	241,237	4.18%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	200,004	226,242	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,167,309	$1,248,996
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company.

On February 18, 2021, the Company’s wholly-owned subsidiary, Oportun Funding VIII, LLC, the issuer under the 2018-A asset-backed securitization transaction, provided notice to the trustee that it had elected to redeem all $200.0 million of outstanding 2018-A Notes. The redemption was completed on March 8, 2021 and satisfied and discharged Oportun Funding VIII, LLC’s obligations under the 2018-A Notes and the indenture.

On March 8, 2021, the Company issued $375.0 million of two-year fixed-rate asset-backed notes by Oportun Funding XIV, LLC, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured personal installment loans (the “2021-A Securitization”). The 2021-A Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average interest rate of 1.79% per annum.

On March 24, 2021, the Company's wholly-owned subsidiary, Oportun Funding IX, LLC, the issuer under the Series 2018-B asset-backed securitization transaction, provided notice to the trustee that it had elected to redeem all $225.0 million of outstanding 2018-B Notes, plus the accrued and unpaid interest. The redemption was completed on April 8, 2021 and satisfied and discharged Oportun Funding IX, LLC's obligations under the 2018-B Notes and the indenture.

On May 10, 2021, the Company issued $500.0 million of three-year fixed-rate asset-backed notes by Oportun Issuance Trust 2021-B, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured and secured personal installment loans (the "2021-B Securitization"). The 2021-B Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average fixed interest rate of 2.05% per annum.

As of June 30, 2021, and December 31, 2020, the Company was in compliance with all covenants and requirements of the Secured Financing facility and asset-backed notes.

8.	Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Accounts payable	$2,155	$1,819
Accrued compensation	23,449	32,681
Accrued expenses	14,518	17,830
Accrued interest	3,106	3,430
Amount due to whole loan buyer	8,513	6,781
Deferred tax liabilities	19,245	10,557
Current tax liabilities and other	6,834	6,208
Total other liabilities	$77,820	$79,306

9.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of June 30, 2021 or December 31, 2020.

Common Stock - As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021, 28,305,947 and 28,033,924 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2020, 27,951,286 and 27,679,263 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants. All 3,969 shares of convertible preferred stock were converted to common stock in connection with the IPO. On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of June 30, 2021.

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

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Technology and facilities	$1,000	$931	$1,972	$1,683
Sales and marketing	37	30	69	60
Personnel	4,329	4,011	8,413	7,380
Total stock-based compensation	$5,366	$4,972	$10,454	$9,123

As of June 30, 2021, and December 31, 2020, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was $9.9 million and $9.5 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.5 years and 2.6 years, respectively. As of June 30, 2021 and December 31, 2020, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was $37.9 million and $37.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.7 years and 2.9 years, respectively.

The Company capitalized compensation expense related to stock-based compensation of $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and capitalized $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The total income tax expense (benefit) recognized in the income statement for stock-based compensation arrangements for the three and six months ended June 30, 2021 was insignificant. The total income tax expense (benefit) recognized in the income statement for stock-based compensation arrangements for the three and six months ended June 30, 2020 was $0.4 million and $1.1 million, respectively.

11.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest income
Interest on loans	$127,280	$134,335	$252,962	$282,857
Fees on loans	1,309	1,751	2,818	3,929
Total interest income	128,589	136,086	255,780	286,786

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Non-interest income
Gain on loan sales	$5,321	$1,992	$9,755	$9,524
Servicing fees	2,963	4,037	6,041	8,488
Other income	1,381	592	1,991	1,337
Total non-interest income	$9,665	$6,621	$17,787	$19,349

12.	Income Taxes

For the three and six months ended June 30, 2021 and 2020, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and six months ended June 30, 2021, the Company recorded income tax expense (benefit) of $2.6 million and $3.5 million, respectively, related to continuing operations, representing an effective tax rate of 26.0% and 25.5%, respectively. Income tax expense (benefit) for the three and six months ended June 30, 2020 was $(12.7) million and $(17.4) million, respectively, representing an effective income tax rate of 27.0% and 26.8%, respectively. Our effective tax rates for the three and six months ended June 30, 2021 and 2020 differ from the statutory tax rates primarily due to the impacts of the R&D tax credit.

13.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	June 30, 2021		December 31, 2020
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,630,644	$1,726,914	$1,639,626	$1,696,526
Liabilities
Asset-backed notes	1,604,414	1,613,649	1,154,419	1,167,309

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

	June 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average
Remaining cumulative charge-offs (1)	5.15%	50.93%	7.59%	7.83%	61.26%	10.03%
Remaining cumulative prepayments (1)	—	44.54%	35.07%	—	38.92%	31.11%
Average life (years)	0.17	1.25	0.77	0.17	1.29	0.80
Discount rate	—	—	6.54%	—	—	6.85%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the six months ended June 30, 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance – beginning of period	$1,670,251	$1,760,481	$1,696,526	$1,882,088
Adjustment upon adoption of ASU 2019-05	—	—	—	43,323
Principal disbursements	379,463	149,440	688,472	520,873
Principal payments from customers	(308,371)	(286,284)	(624,258)	(621,292)
Gross charge-offs	(32,238)	(51,008)	(73,197)	(97,238)
Net increase (decrease) in fair value	17,809	63,055	39,371	(92,070)
Balance – end of period	$1,726,914	$1,635,684	$1,726,914	$1,635,684

As of June 30, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $1.7 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $9.4 million. As of December 31, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $14.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	June 30, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$138,429	$138,429	$138,429	$—	$—
Restricted cash	219,540	219,540	219,540	—	—
Loans held for sale (Note 5)	1,463	1,463	—	—	1,463
Liabilities
Accounts payable	2,155	2,155	2,155	—	—

	December 31, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$136,187	$136,187	$136,187	$—	$—
Restricted cash	32,403	32,403	32,403	—	—
Loans held for sale (Note 5)	1,158	1,158	—	—	1,158
Liabilities
Accounts payable	1,819	1,819	1,819	—	—
Secured Financing (Note 7)	246,994	245,077	—	245,077	—

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

There were no transfers in or out of Level 3 assets and liabilities for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020.

14.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

As a result of the retail network optimization plan, for the three and six months ended June 30, 2021, we incurred $4.9 million and $11.1 million in expenses, respectively, related to retail location closures of which $1.3 million and $5.3 million, respectively, relate to the accelerated amortization of right-of-use assets and the renegotiation of lease liabilities.

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

As of June 30, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021 (remaining six months)	$7,526
2022	13,416
2023	11,621
2024	9,541
2025	7,554
2026	1,682
Thereafter	278
Total lease payments	51,618
Imputed interest	(4,210)
Total leases	$47,408

Sublease income
2021 (remaining six months)	$(870)
2022	(896)
2023 and thereafter	—
Total lease payments	(1,766)
Imputed interest	40
Total sublease income	$(1,726)

Net lease liabilities	$45,682
Weighted average remaining lease term	4.1 years
Weighted average discount rate	4.18%

As of December 31, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021	15,788
2022	12,967
2023	10,881
2024	9,069
2025	6,989
Thereafter	1,641
Total lease payments	57,335
Imputed interest	(5,247)
Total leases	$52,088

Sublease income
2021	(1,594)
2022	(896)
2023 and thereafter	—
Total lease payments	(2,490)
Imputed interest	86
Total sublease income	$(2,404)

Net lease liabilities	$49,684
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.42%

Rental expenses under operating leases for the three and six months ended June 30, 2021, were $6.2 million, and $15.6 million, respectively, and for the three and six months ended June 30, 2020, were $5.1 million, and $10.3 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2026. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $3.4 million for the remainder of 2021, $9.4 million in 2022, $1.9 million in 2023 and $0.1 million in 2024 and thereafter.

Credit Card Program and Servicing Agreement ‑ On February 5, 2021, the Company entered into a Receivables Retention Facility Agreement, an Amended and Restated Credit Card Program and Servicing Agreement and other related documents with WebBank, a Utah-chartered industrial bank, providing it with additional funding to expand its credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. The Company will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables and charged-off receivables. The Retention Facility commenced on February 9, 2021 and has a two-year term. At the end of this term, the Company will purchase any remaining receivables from WebBank. The Company is required to maintain a cash collateral account with WebBank pursuant to this agreement. As of June 30, 2021, the cash collateral balance was $4.9 million and was included in the restricted cash line item on the Condensed Consolidated Balance Sheets (Unaudited). On July 28, 2021, to provide additional funding for the Company's credit card product, WebBank and the Company agreed to temporarily increase the size of the Retention Facility by $10.0 million through, the earlier of, the closing of a new credit facility or September 30, 2021.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at June 30, 2021 and December 31, 2020 were $2.1 million and $3.5 million, respectively.

Litigation - On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007 (the "Opportune Lawsuit"), was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against the Company and its wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against the Company and Oportun, LLC and called for injunctive relief requiring the Company and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of the Company's trademarks, (the "Cancellation Proceeding" and, together with the Opportune Lawsuit, the "Opportune Matter"). On March 5, 2018, the Trademark Trial and Appeal Board granted the Company's motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the District Court granted the Company's motion to partially dismiss the complaint, dismissing the plaintiff's misappropriation claim. On February 22, 2019, the plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act to the remaining claims in the original complaint. On August 30, 2019, the Company filed a motion for summary judgment on all of the plaintiff's claims. On January 22, 2020, the District Court issued its decision denying the Company's motion for summary judgment. No trial date has been set. In connection with discussions regarding settlement of the Opportune Matter, the Company has recorded a liability of $1.9 million within Other liabilities and a corresponding insurance recovery receivable of $1.0 million within Other assets in the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2021. The income statement impact of $0.9 million was recorded through "General, administrative and other" in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019. Actual results could differ from these estimates.

See Part II. Item 1. Legal Proceedings for additional information regarding legal proceedings in which the Company is involved.

15.	Subsequent Events

On July 8, 2021, the Company's wholly-owned subsidiary Oportun Funding X, LLC, the issuer under the Series 2018-C asset-backed securitization transaction, completed the redemption of all $275.0 million of outstanding Series 2018-C Notes, plus the accrued and unpaid interest. In connection with the redemption, all obligations of Oportun Funding X, LLC under the 2018-C Notes and the indenture were satisfied and discharged. The redemption was funded by drawing upon the Company's Secured Financing facility, utilizing funds from the Company's 2021-B securitization transaction and using unrestricted cash.

On July 28, 2021, to provide additional funding for the Company's credit card product, WebBank and the Company agreed to temporarily increase the size of the facility by $10.0 million through, the earlier of, the closing of a new credit facility or September 30, 2021.

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

Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

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

Overview

We offer responsible consumer credit through our A.I.-driven digital platform. Our products provide a lower cost alternative to individuals that are not well served by the financial mainstream. In our 15-year lending history, we have originated more than 4.3 million loans, representing over $10.5 billion of credit extended, to more than 1.9 million customers. We have developed a deep data-driven understanding of our customers' needs through a combination of the rigorous application of machine learning, the use of alternative data sets and continuous customer engagement. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan with APRs capped at 36%. Our unsecured personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $10,000 with terms ranging from 7 to 51 months. We have begun expanding beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. We launched the Oportun Visa Credit Card, issued by WebBank, Member FDIC, in 2019 and offered credit cards in 44 states as of June 30, 2021. In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $20,000 with terms ranging from 19 to 64 months.

As part of our commitment to be a responsible lender, we verify income for 100% of our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our digital platform, retail locations, direct mail and digital marketing, and partnerships. We also benefit from customers learning about Oportun from friends, family members and through social media. Our omni-channel network enables us to serve our customers in the way they prefer and when it is convenient for them, online, over-the-phone, and in person. We have seen our customers' usage and preference for our digital channels accelerate during 2020 and 2021 and we are continuing to invest in our digital origination and servicing platform, as well as building out customer self-service capabilities. Our product offerings serve as an alternative to high-cost installment, auto title, payday and pawn lenders. According to the Financial Health Network study that we commissioned, we estimate that, as of June 30, 2021, our customers have saved more than $1.9 billion in aggregate interest and fees compared to alternative products available to them.

The map below shows the states in which we offer our products as of July 31, 2021.

Through our partnership with MetaBank, N.A, a national bank ("MetaBank"), pursuant to which MetaBank will originate unsecured personal loans in certain states outside of our current state-licensed footprint, we will be able to offer a uniform product across the nation, while minimizing operational complexity and generating cost savings that can be passed on to our customers. Through MetaBank, we plan to offer loan products that are the same as our unsecured personal loans with APRs capped at 36%. We are anticipating the rollout of our MetaBank partnership in the coming weeks. In November 2020, we filed our application to obtain a national bank charter. If approved, Oportun Bank, N.A. will seek to serve customers in all 50 states with consumer lending and deposit services.

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

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 16 bond offerings in the asset-backed securities market, the last 13 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. We are also party to a whole loan sale program whereby we sell a percentage of our loans to a third-party financial institution. In addition to our whole loan sale program, we also have a $400.0 million Secured Financing committed through October 2021, which also helps to fund our loan portfolio growth. Further, we have entered into a separate agreement with another institution which provides us with additional funding to expand our credit card product.

We closely manage our operating expenses, which consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses, with the goal of increasing investments in our data analytics, technology and mobile-first experiences, and our digital marketing capabilities.

Retail Network Optimization

Consistent with our retail network optimization plan, during the first quarter of 2021, we closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations. In addition, for the three and six months ended June 30, 2021, we incurred $4.9 million and $11.1 million, respectively, in expenses related to the retail location closures and we don't expect any significant additional expenses to be incurred. In the first quarter of 2021, we recognized $1.6 million related to severance and benefits related to the store closures which represents all severance and benefits related costs to be incurred related to the retail network optimization plan. The income statement impact for the three and six months ended June 30, 2021 was $4.9 million and $12.7 million, respectively, and was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands of dollars, except CAC)	2021	2020	2021	2020
Key Financial and Operating Metrics
Aggregate Originations	$433,039	$157,642	$768,277	$590,401
Active Customers	684,843	676,830	684,843	676,830
Customer Acquisition Cost	$153	$413	$177	$232
Managed Principal Balance at End of Period	$1,872,841	$1,938,383	$1,872,841	$1,938,383
30+ Day Delinquency Rate	2.5%	3.7%	2.5%	3.7%
Annualized Net Charge-Off Rate	6.4%	10.6%	7.5%	9.8%
Operating Efficiency	79.8%	65.2%	79.2%	62.6%
Adjusted Operating Efficiency	70.0%	60.0%	69.5%	58.6%
Return on Equity	6.1%	(29.4)%	4.4%	(20.3)%
Adjusted Return on Equity	14.2%	(29.9)%	12.4%	(15.3)%

Other Useful Metrics
Number of Loans Originated	154,994	48,193	269,664	191,343
Average Daily Principal Balance	$1,596,320	$1,736,474	$1,610,471	$1,799,308
Owned Principal Balance at End of Period	$1,630,644	$1,642,564	$1,630,644	$1,642,564

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $433.0 million for the three months ended June 30, 2021 from $157.6 million for the three months ended June 30, 2020, representing a 174.7% increase. The increase is primarily driven by an increased number of applications due to higher demand and higher application approval rates as we have returned to our pre-pandemic underwriting practices. We originated 154,994 and 48,193 loans for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 221.6%. The increase in Aggregate Originations was partially offset by a decrease in average loan size, as our underwriting criteria implemented at the start of the COVID-19 pandemic favored returning customers who generally receive larger loans and now we have returned to our pre-pandemic underwriting practices which enable more new customers to qualify for our loans, but generally with smaller loan sizes.

Aggregate Originations increased to $768.3 million for the six months ended June 30, 2021 from $590.4 million for the six months ended June 30, 2020, representing a 30.1% increase. The increase is primarily driven by an increased number of applications due to higher demand and application approval rates remain comparable between the two periods. We originated 269,664 and 191,343 loans for the six months ended June 30, 2021 and 2020, respectively, representing a 40.9% increase. The increase in Aggregate Originations was partially offset by a decrease in average loan size, as our underwriting criteria at the start of the COVID-19 pandemic favored returning customers who generally receive larger loans and now we have returned to our pre-pandemic underwriting practices which enable more new customers to qualify for our loans, but generally with smaller loan sizes.

Active Customers

Active Customers increased by 1.2% from June 30, 2020 to June 30, 2021 due to higher originations as a result of an increase in application volume and the growth of our credit card and unsecured personal loan products.

Customer Acquisition Cost

For the three months ended June 30, 2021 and 2020, our Customer Acquisition Cost was $153 and $413, respectively, a decrease of 62.9%. For the six months ended June 30, 2021 and 2020, our Customer Acquisition Cost was $177 and $232, respectively, a decrease of 23.7%. The decrease is primarily due to the increase in number of loans originated period over period as a result of an increase in application volume due to higher demand. The decrease is partially offset by the higher sales and marketing expenses due to growth in direct mail volume, digital marketing and our customer referral programs.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of June 30, 2021 decreased by 3.4% from June 30, 2020, driven by the decline in originations since the onset of the COVID-19 pandemic in March 2020. This decline was a result of a reduced number of applications attributable both to a reduced demand for loans as a result of COVID-19 governmental stimulus measures and the proactive measures we implemented to tighten our lending criteria and underwriting practices in response to the COVID-19 pandemic. The decrease in Managed Principal Balance at End of Period was also attributable to higher payment rates from consumers due to governmental stimulus measures. While our Managed Principal Balance at End of Period has decreased year-over-year, we have seen an increase in the number of originations in the second quarter of 2021 due to higher demand and our return to our pre-pandemic underwriting practices.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 2.5% and 3.7% as of June 30, 2021 and 2020, respectively. The decrease is due to the overall improvement in the economy, COVID-19 stimulus measures that our customers have used to stay current on their payments, as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our customers manage through the pandemic.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended June 30, 2021 and 2020 was 6.4% and 10.6%, respectively. Annualized Net Charge-Off Rate for the six months ended June 30, 2021 and 2020 was 7.5% and 9.8%, respectively. Net charge-offs decreased due to the overall improvement in the economy, the impact of stimulus payments to consumers as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our customers manage through the pandemic, partially offset by a decrease in our Average Daily Principal Balance.

Operating Efficiency and Adjusted Operating Efficiency

For the three months ended June 30, 2021 and 2020, Operating Efficiency was 79.8% and 65.2% respectively, and Adjusted Operating Efficiency for the same period was 70.0% and 60.0%, respectively. For the six months ended June 30, 2021 and 2020, Operating Efficiency was 79.2%, and 62.6%, respectively, and Adjusted Operating Efficiency was 69.5% and 58.6%, respectively.

The change in Operating Efficiency for the three and six months ended June 30, 2021 is primarily due to year-over-year increases in operating expenses driven by $10.2 million and $17.1 million in investments in new products and channels for the three and six months ended June 30, 2021, respectively. The change in Operating Efficiency was also driven by additional investments in technology, data and digital capabilities. The increase in operating expenses year-over-year included $4.9 million and $12.7 million of expenses related to our retail network optimization plan in the three and six months ended June 30, 2021, respectively. The increase in operating expenses was also attributable to a $3.3 million impairment charge related to our right-of-use asset recognized due to management's decision to move toward a remote-first work environment.

Adjusted Operating Efficiency excludes COVID-19 expenses prior to January 1, 2021, stock-based compensation expense, and expenses associated with our retail network optimization plan and impairment charges. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the three months ended June 30, 2021 and 2020, Return on Equity was 6.1% and (29.4)%, respectively, and Adjusted Return on Equity was 14.2% and (29.9)%, respectively, For the six months ended June 30, 2021 and 2020, Return on Equity was 4.4% and (20.3)%, respectively, and Adjusted Return on Equity was 12.4% and (15.3)%, respectively. The increases in Return on Equity and Adjusted Return on Equity were primarily due to higher net income. Net income was higher due to lower credit losses and increased fair value of our loan portfolio due to improved credit outlook. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Average Daily Principal Balance

Average Daily Principal Balance decreased by 8.1% from $1.74 billion for the three months ended June 30, 2020 to $1.60 billion for the three months ended June 30, 2021. The decrease is primarily driven by decreased Aggregate Originations since the onset of the COVID-19 pandemic in March 2020 and a decrease in average loan size. We have seen an increase in Aggregate Originations for the three months ended June 30, 2021 due to higher application volume and approval rates as we have returned to our pre-pandemic underwriting practices.

Average Daily Principal Balance decreased by 10.5% from $1.80 billion for the six months ended June 30, 2020 to $1.61 billion for the six months ended June 30, 2021. The decrease is primarily driven decreased Aggregate Originations since the onset of the COVID-19 pandemic in March 2020 and a decrease in average loan size. We have seen an increase in Aggregate Originations for the six months ended June 30, 2021 due to higher application volume and as we have returned to our pre-pandemic underwriting practices.

Owned Principal Balance at End of Period

Owned Principal Balance at End of Period as of June 30, 2021 decreased by 0.7% from June 30, 2020, driven by the decline in originations as a result of the COVID-19 pandemic. This decline was a result of a reduced number of applications attributable both to a reduced demand for loans as a result of COVID-19 governmental stimulus measures and the proactive measures we implemented to tighten our lending criteria and underwriting practices in response to the COVID-19 pandemic. The decrease in Owned Principal Balance at End of Period was also attributable to higher payment rates from consumers due to governmental stimulus measures. While our Owned Principal Balance at End of Period has decreased year-over-year, we have seen an increase in the number of applications in the second quarter of 2021 due to higher demand and our return to our pre-pandemic underwriting practices.

Historical Credit Performance

Our A.I.-driven credit models enable us to originate loans with low and stable loss rates. Our Annualized Net Charge-off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the pandemic. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due or 180 days contractually past due in the case of credit cards.

*Numbers shown reflect year-to-date amounts for the six months ended June 30, 2021.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through June 30, 2021 divided by the total origination loan volume for that year.

The below table shows our net lifetime loan loss rate for each annual vintage since we began lending in 2006. We were able to stabilize cumulative net loan losses after the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The chart below includes all personal loan originations by vintage, excluding loans originated from July 2017 to August 2020 under a loan program for customers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale arrangement.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Net lifetime loan losses as of June 30, 2021 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	10.0%*	8.6%*	1.3%*
Outstanding principal balance as of June 30, 2021 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.2%	4.7%	29.4%	75.9%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Revenue
Interest income	$128,589	$136,086	$255,780	$286,786
Non-interest income	9,665	6,621	17,787	19,349
Total revenue	138,254	142,707	273,567	306,135
Less:
Interest expense	12,163	15,110	25,667	31,471
Total net decrease in fair value	(5,902)	(81,482)	(17,470)	(147,951)
Net revenue	120,189	46,115	230,430	126,713
Operating expenses:
Technology and facilities	33,124	31,512	66,048	62,286
Sales and marketing	23,748	20,060	47,641	44,887
Personnel	28,546	27,681	55,373	53,263
Outsourcing and professional fees	14,789	11,123	27,414	24,741
General, administrative and other	10,179	2,640	20,176	6,453
Total operating expenses	110,386	93,016	216,652	191,630
Income before taxes	9,803	(46,901)	13,778	(64,917)
Income tax expense (benefit)	2,553	(12,653)	3,509	(17,368)
Net income (loss)	$7,250	$(34,248)	$10,269	$(47,549)

Total revenue

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Revenue
Interest income	$128,589	$136,086	$(7,497)	(5.5)%	$255,780	$286,786	$(31,006)	(10.8)%
Non-interest income	9,665	6,621	3,044	46.0%	17,787	19,349	(1,562)	(8.1)%
Total revenue	$138,254	$142,707	$(4,453)	(3.1)%	$273,567	$306,135	$(32,568)	(10.6)%
Percentage of total revenue:
Interest income	93.0%	95.4%			93.5%	93.7%
Non-interest income	7.0%	4.6%			6.5%	6.3%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income decreased by $7.5 million, or 5.5%, from $136.1 million for the three months ended June 30, 2020 to $128.6 million for the three months ended June 30, 2021. This decrease was primarily attributable to lower Average Daily Principal Balance, which declined from $1.74 billion for the three months ended June 30, 2020 to $1.60 billion for the three months ended June 30, 2021. The decrease is due to shrinkage in our portfolio as a result of lower originations due to economic uncertainty following the onset of the COVID-19 pandemic. This decrease was partially offset by an increase in portfolio yield of 84 basis points.

Total interest income decreased by $31.0 million, or 10.8%, from $286.8 million for the six months ended June 30, 2020 to $255.8 million for the six months ended June 30, 2021. This decrease was primarily attributable to lower Average Daily Principal Balance, which declined from $1.80 billion for the six months ended June 30, 2020 to $1.61 billion for the six months ended June 30, 2021. The decrease is due to shrinkage in our portfolio as a result of lower originations due to economic uncertainty following the onset of the COVID-19 pandemic.

Non-interest income. Total non-interest income increased by $3.0 million, or 46.0%, from $6.6 million for the three months ended June 30, 2020 to $9.7 million for the three months ended June 30, 2021. Under our whole loan sale programs, gain on loans sold increased by $3.3 million, or 167.1% due to an increase in loans sold resulting from higher origination volume. The increase in non-interest income is also due to increased credit card fees. This increase was partially offset by decreased servicing fees of $1.1 million for the three months ended June 30, 2021, or 26.6%, related to a reduction in the serviced portfolio of sold loans due to lower loan sale volume in 2020 due to the impact of the COVID-19 pandemic.

Total non-interest income decreased by $1.6 million, or 8.1%, from $19.3 million for the six months ended June 30, 2020 to $17.8 million for the six months ended June 30, 2021. This decrease was primarily attributable to decreased servicing fees of $2.4 million for the six months ended June 30, 2021, or 28.8%, related to the reduction in the serviced portfolio of sold loans due to lower loan sale volume since the onset of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans. This decrease was partially offset by increased gain on loans sold due to loans sold with higher loan balances and increased credit card fees.

See Note 2, Summary of Significant Accounting Policies, and Note 11, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Interest expense	$12,163	$15,110	$(2,947)	(19.5)%	$25,667	$31,471	$(5,804)	(18.4)%
Percentage of total revenue	8.8%	10.6%			9.4%	10.3%
Cost of Debt	3.3%	4.1%			3.6%	4.1%
Leverage as a percentage of Average Daily Principal Balance	93.2%	86.1%			90.1%	84.8%

Interest Expense. Interest expense decreased by $2.9 million, or 19.5%, from $15.1 million for the three months ended June 30, 2020 to $12.2 million for the three months ended June 30, 2021. We financed approximately 93.2% of our loans receivable through debt for the three months ended June 30, 2021, as compared to 86.1% for the three months ended June 30, 2020, and our Average Daily Debt Balance remained flat at $1.49 billion for the three months ended June 30, 2020 and June 30, 2021. Our leverage as a percentage of Average Daily Debt Balance was elevated due to the prefunding account on our 2021-B securitization. Adjusting for this restricted cash amount, our leverage ratio would have been 85.5% and 86.2% for the three and six months ended June 30, 2021, respectively. We have continued to improve our Cost of Debt as we have been able to refinance and increase the size of our securitizations.

Interest expense decreased by $5.8 million, or 18.4%, from $31.5 million for the six months ended June 30, 2020 to $25.7 million for the six months ended June 30, 2021. We financed approximately 90.1% of our loans receivable through debt for the six months ended June 30, 2021, as compared to 84.8% for the six months ended June 30, 2020, and our Average Daily Debt Balance decreased from $1.53 billion for the six months ended June 30, 2020 to $1.45 billion for the six months ended June 30, 2021, an decrease of 4.8%. We have continued to improve our Cost of Debt as we have been able to refinance and increase the size of our securitizations.

Total net decrease in fair value

Net decrease in fair value reflects changes in fair value of Fair Value Loans and Fair Value Notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and customer payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have a derivative instrument related to our credit card funding facility and servicing agreement with WebBank. Changes in the fair value of the derivative asset are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$17,809	$63,055	$(45,246)	*	$39,371	$(92,070)	$131,441	*
Fair value mark-to-market adjustment on asset-backed notes	2,013	(98,815)	100,828	*	3,537	31,274	(27,737)	*
Fair value mark-to-market adjustment on credit card derivative	(250)	—	(250)	*	(296)	—	(296)	*
Total fair value mark-to-market adjustment	19,572	(35,760)	55,332	*	42,612	(60,796)	103,408	*
Charge-offs, net of recoveries on loans receivable at fair value	(25,651)	(45,722)	20,071	*	(60,259)	(87,155)	26,896	*
Excess interest - credit card performance fee	177	—	177	*	177	—	177	*
Total net decrease in fair value	$(5,902)	$(81,482)	$75,580	*	$(17,470)	$(147,951)	$130,481	*
Percentage of total revenue:
Fair value mark-to-market adjustment	14.2%	(25.1)%			15.6%	(19.9)%
Charge-offs, net of recoveries on loans receivable at fair value	(18.6)%	(32.0)%			(22.0)%	(28.5)%
Total net decrease in fair value	(4.4)%	(57.1)%			(6.5)%	(48.3)%
Discount rate	6.54%	8.84%			6.54%	8.84%
Remaining cumulative charge-offs	7.59%	12.73%			7.59%	12.73%
Average life in years	0.77	0.80			0.77	0.80
* Not meaningful

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended June 30, 2021 was $5.9 million. This amount represents a total fair value mark-to-market increase of $19.6 million, and $25.7 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $17.8 million mark-to-market adjustment on Fair Value Loans due to (a) a decrease in the discount rate from 6.65% as of March 31, 2021 to 6.54% as of June 30, 2021 caused by declining interest rates and credit spreads, and (b) a decrease in remaining cumulative charge-offs from 8.60% as of March 31, 2021 to 7.59% as of June 30, 2021 due to improving credit trends, partially offset by (c) a slight decrease in average life from 0.78 years as of March 31, 2021 to 0.77 years as of June 30, 2021. The $2.0 million mark-to-market adjustment on Fair Value Notes is due to the tendency for asset-backed security prices to trend toward par as they approach their call date, partially offset by tightening in longer-dated asset-backed notes.

Net decrease in fair value for the six months ended June 30, 2021 was $17.5 million. This amount represents a total fair value mark-to-market increase of $42.6 million, and $60.3 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $39.4 million mark-to-market adjustment on Fair Value Loans due to (a) an decrease in the discount rate from 6.85% as of December 31, 2020 to 6.54% as of June 30, 2021 caused by declining interest rates and credit spreads, and (b) an decrease in remaining cumulative charge-offs from 10.03% as of December 31, 2020 to 7.59% as of June 30, 2021 due to improving credit trends, partially offset by (c) a slight decrease in average life from 0.80 years as of December 31, 2020 to 0.77 years as of June 30, 2021. The $3.5 million mark-to-market adjustment on Fair Value Notes is due to the tendency for asset-backed security prices to trend toward par as they approach their call date, partially offset by tightening in longer-dated asset-backed notes.

Charge-offs, net of recoveries

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Total charge-offs, net of recoveries	$25,651	$45,722	$(20,071)	(43.9)%	$60,259	$87,155	$(26,896)	(30.9)%
Average Daily Principal Balance	$1,596,320	$1,736,474	$(140,154)	(8.1)%	$1,610,471	$1,799,308	$(188,837)	(10.5)%
Annualized Net Charge-Off Rate	6.4%	10.6%			7.5%	9.8%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate decreased to 6.4% and 7.5% for the three months and six months ended June 30, 2021, respectively, from 10.6% and 9.8% for the three and six months ended June 30, 2020, respectively. Net charge-offs for the three months and six months ended June 30, 2021 decreased due to the overall improvement in the economy and the impact of stimulus payments to consumers, partially offset by a decrease in our Average Daily Principal Balance. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due or 180 days contractually past due in the case of credit cards. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $2.2 million and $5.4 million of additional charge-offs for the three and six months ended June 30, 2021, respectively, compared to $4.1 million of additional charge-offs for the three and six months ended June 30, 2020.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses. Operating expenses include $10.2 million and $17.1 million related to new products for the three and six months ended June 30, 2021, respectively. Operating expenses include $4.0 million and $8.2 million related to new products for the three and six months ended June 30, 2020, respectively.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Technology and facilities	$33,124	$31,512	$1,612	5.1%	$66,048	$62,286	$3,762	6.0%
Percentage of total revenue	24.0%	22.1%			24.1%	20.3%

Technology and facilities. Technology and facilities expense increased by $1.6 million, or 5%, from $31.5 million for the three months ended June 30, 2020 to $33.1 million for the three months ended June 30, 2021. The increase is primarily due to a $1.0 million increase in service costs related to higher usage of software and cloud services and $0.8 million of increased depreciation commensurate with growth in internally developed software.

Technology and facilities expense increased by $3.8 million, or 6%, from $62.3 million for the six months ended June 30, 2020 to $66.0 million for the six months ended June 30, 2021. The increase is primarily due to a $2.0 million increase in service costs related to higher usage of software and cloud services, $1.5 million of increased depreciation commensurate with growth in internally developed software and a $0.5 million increase in usage of India off-shoring services and other temporary contractors to supplement staffing related to new product investment.

Sales and marketing

Sales and marketing expense consists of two components and represents the costs to acquire our customers. The first component is comprised of the expense to acquire a customer through various paid marketing channels including direct mail, digital marketing and brand marketing. The second component is comprised of the costs associated with our telesales, lead generation and retail operations, including personnel expenses, but excluding costs associated with retail locations.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$23,748	$20,060	$3,688	18.4%	$47,641	$44,887	$2,754	6.1%
Percentage of total revenue	17.2%	14.1%			17.4%	14.7%
Customer Acquisition Cost (CAC)	$153	$413	$(260)	(62.9)%	$177	$232	$(55)	(23.6)%

Sales and marketing. Sales and marketing expenses to acquire our customers increased by $3.7 million, or 18.4%, from $20.1 million for the three months ended June 30, 2020 to $23.7 million for the three months ended June 30, 2021. To grow our loan originations, we increased our investment in marketing initiatives by $6.3 million across various marketing channels, including direct mail, digital advertising, lead aggregators and brand marketing. This increase was partially offset by $2.3 million lower personnel-related costs as we implemented our retail network optimization plan in the first quarter of 2021. As a result of our increased number of loans originated during the three months ended June 30, 2021, our CAC decreased by 62.9% as compared to the three months ended June 30, 2020.

Sales and marketing expenses to acquire our customers increased by $2.8 million, or 6%, from $44.9 million for the six months ended June 30, 2020 to $47.6 million for the six months ended June 30, 2021. To grow our loan originations, we increased our investment in marketing initiatives by $7.6 million across various marketing channels, including direct mail, digital advertising, lead aggregators and brand marketing. This increase was partially offset by $4.2 million lower personnel-related costs as we implemented our retail network optimization plan in the first quarter of 2021. As a result of our increased number of loans originated during the six months ended June 30, 2021, our CAC decreased by 23.7% as compared to the six months ended June 30, 2020.

Personnel

Personnel expense represents compensation and benefits that we provide to our employees and includes salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, retail operations which are included in sales and marketing expenses and technology which is included technology and facilities.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Personnel	$28,546	$27,681	$865	3.1%	$55,373	$53,263	$2,110	4.0%
Percentage of total revenue	20.6%	19.4%			20.2%	17.4%

Personnel. Personnel expense increased by $0.9 million, or 3.1%, from $27.7 million for the three months ended June 30, 2020 to $28.5 million for the three months ended June 30, 2021, primarily driven by a $0.4 million higher bonus accrual due to a 3.8% increase in eligible headcount associated with risk management, data analytics and finance, $0.3 million in increased stock compensation expense and $0.2 million in increased benefit expense.

Personnel expense increased by $2.1 million, or 4.0%, from $53.3 million for the six months ended June 30, 2020 to $55.4 million for the six months ended June 30, 2021, primarily driven by $1.0 million in increased stock compensation expense, a $0.5 million higher bonus accrual due to a 3.8% increase in eligible headcount associated with risk management, data analytics and finance and $0.5 million in increased benefit expense.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Outsourcing and professional fees	$14,789	$11,123	$3,666	33.0%	$27,414	$24,741	$2,673	10.8%
Percentage of total revenue	10.7%	7.8%			10.0%	8.1%

Outsourcing and professional fees. Outsourcing and professional fees increased by $3.7 million, or 33%, from $11.1 million for the three months ended June 30, 2020 to $14.8 million for the three months ended June 30, 2021. The increase is primarily attributable to a $4.2 million increase in debt financing fees and expenses related to an asset-backed securitization, $1.7 million increase in credit report expense due to higher application volume and $1.7 million of higher professional service costs related to credit card and bank partnership programs and a bank deposit platform. These increases were partially offset by $1.7 million decrease related to ceasing legal collection on defaulted loans since August 2020, $1.5 million lower outsourced service costs due to the reduced contact center outsourced headcount as compared to prior year as a result of the uncertainty around the COVID-19 pandemic and a $0.3 million decrease in legal fees.

Outsourcing and professional fees increased by $2.7 million, or 11%, from $24.7 million for the six months ended June 30, 2020 to $27.4 million for the six months ended June 30, 2021. The increase is primarily attributable to a $7.5 million increase in debt financing fees and expenses related to asset-backed securitizations, $1.2 million increase in credit report expense due to higher application volume and $1.7 million of higher professional service costs related to credit card and bank partnership programs and expenses associated with our bank charter application. These increases were partially offset by $4.4 million decrease related to ceasing legal collection on defaulted loans beginning in August 2020, $1.8 million lower outsourced service costs due to the decline in contact center outsourced headcount that was needed in prior year as a result of the uncertainty around the COVID-19 pandemic and $1.3 million of lower legal fees.

General, administrative and other
General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organizations, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve and expenses associated with our retail network optimization plan.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
General, administrative and other	$10,179	$2,640	$7,539	285.6%	$20,176	$6,453	$13,723	212.7%
Percentage of total revenue	7.4%	1.8%			7.4%	2.1%

General, administrative and other. General, administrative and other expense increased by $7.5 million, or 286%, from $2.6 million for the three months ended June 30, 2020 to $10.2 million for the three months ended June 30, 2021, primarily due to our retail network optimization expenses of $4.9 million related to the retail location closures. The increase was also attributable to a $3.3 million impairment charge recognized on a right-of use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment.

General, administrative and other expense increased by $13.7 million, or 213%, from $6.5 million for the six months ended June 30, 2020 to $20.2 million for the six months ended June 30, 2021, primarily due to our retail network optimization expenses of $11.1 million related to the retail location closures and $1.6 million related to severance and benefits related to the retail location closures. The increase was also attributable to a $3.3 million impairment charge recognized on a right-of use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment. These increases were partially offset by decreases in travel expenses and postage and printing costs due to the travel restrictions and remote work arrangements resulting from the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended June 30, 2021 and 2020, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Income tax expense (benefit)	$2,553	$(12,653)	$15,206	120.2%	$3,509	$(17,368)	$20,877	120.2%
Percentage of total revenue	1.8%	(8.9)%			1.3%	(5.7)%
Effective tax rate	26.0%	27.0%			25.5%	26.8%

Income tax expense (benefit). Income tax expense increased by $15.2 million or 120%, from a benefit of $12.7 million for the three months ended June 30, 2020 to an expense of $2.6 million for the three months ended June 30, 2021, primarily as a result of having pretax income for the three months ended June 30, 2021 compared to a pretax loss for the three months ended June 30, 2020.

Income tax expense increased by $20.9 million or 120%, from a benefit of $17.4 million for the six months ended June 30, 2020 to an expense of $3.5 million for the six months ended June 30, 2021, primarily as a result of having pretax income for the six months ended June 30, 2021 compared to a pretax loss for the six months ended June 30, 2020.

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
•Multiplying the net portfolio yield by the weighted average life in years of the loans receivable, which is based upon the contractual amortization of the loans and expected remaining prepayments and charge-offs, to calculate pre-loss net cash flow;
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

The table below reflects the application of this methodology for the six quarters since January 1, 2020, on loans held for investment. The data in the table below represents our unsecured personal loan portfolio which is the primary driver of fair value.

	Three Months Ended
	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Weighted average portfolio yield over the remaining life of the loans	30.28%	30.25%	30.17%	30.50%	30.78%	30.74%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.28%	25.25%	25.17%	25.50%	25.78%	25.74%
Multiplied by: Weighted average life in years	0.769	0.778	0.796	0.775	0.797	0.903
Pre-loss cash flow	19.43%	19.64%	20.03%	19.75%	20.54%	23.25%
Less: Remaining cumulative charge-offs	(7.59)%	(8.60)%	(10.03)%	(10.61)%	(12.73)%	(14.56)%
Net cash flow	11.84%	11.04%	10.00%	9.14%	7.81%	8.69%
Less: Discount rate multiplied by average life	(5.03)%	(5.17)%	(5.45)%	(6.07)%	(7.04)%	(11.54)%
Gross fair value premium (discount) as a percentage of loan principal balance	6.81%	5.87%	4.55%	3.07%	0.77%	(2.85)%
Less: Accrued interest and fees as a percentage of loan principal balance	(0.87)%	(0.92)%	(1.06)%	(1.15)%	(1.35)%	(1.11)%
Fair value premium (discount) as a percentage of loan principal balance	5.94%	4.95%	3.49%	1.92%	(0.58)%	(3.96)%
Discount Rate	6.54%	6.65%	6.85%	7.84%	8.84%	12.78%

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

Fair Value Pro Forma

We previously elected the fair value option to account for all Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we provided unaudited financial information for the three and six months ended June 30, 2020 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all remaining loans that had previously been measured at amortized cost. Accordingly, for the three and six months ended June 30, 2021 and 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the three and six months ended June 30, 2021 and 2020. As of January 1, 2021, we no longer have any Fair Value Pro Forma adjustments as there are no longer any amortized cost balances. However, on a Fair Value Pro Forma basis, the three and six months ended June 30, 2020 include Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended June 30, 2021 (1)	Three Months Ended June 30, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$128,589	$136,086	$—	$136,086	$(7,497)	(5.5)%
Non-interest income	9,665	6,621	—	6,621	3,044	46.0%
Total revenue	138,254	142,707	—	142,707	(4,453)	(3.1)%
Less:
Interest expense	12,163	15,110	(190)	14,920	(2,757)	(18.5)%
Net decrease in fair value	(5,902)	(81,482)	(9,409)	(90,891)	84,989	(93.5)%
Net revenue	120,189	46,115	(9,219)	36,896	83,293	225.8%
Operating expenses:
Technology and facilities	33,124	31,512	—	31,512	1,612	5.1%
Sales and marketing	23,748	20,060	—	20,060	3,688	18.4%
Personnel	28,546	27,681	—	27,681	865	3.1%
Outsourcing and professional fees	14,789	11,123	—	11,123	3,666	33.0%
General, administrative and other	10,179	2,640	—	2,640	7,539	285.6%
Total operating expenses	110,386	93,016	—	93,016	17,370	18.7%
Income (loss) before taxes	9,803	(46,901)	(9,219)	(56,120)	65,923	117.5%
Income tax expense (benefit)	2,553	(12,653)	(2,570)	(15,223)	17,776	116.8%
Net income (loss)	$7,250	$(34,248)	$(6,649)	$(40,897)	$48,147	117.7%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the three months ended June 30, 2021 is presented on a GAAP basis and the three months ended June 30, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

	Six Months Ended June 30, 2021 (1)	Six Months Ended June 30, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$255,780	$286,786	$—	$286,786	$(31,006)	(10.8)%
Non-interest income	17,787	19,349	—	19,349	(1,562)	(8.1)%
Total revenue	273,567	306,135	—	306,135	(32,568)	(10.6)%
Less:
Interest expense	25,667	31,471	(682)	30,789	(5,122)	(16.6)%
Net decrease in fair value	(17,470)	(147,951)	2,246	(145,705)	128,235	88.0%
Net revenue	230,430	126,713	2,928	129,641	100,789	77.7%
Operating expenses:
Technology and facilities	66,048	62,286	—	62,286	3,762	6.0%
Sales and marketing	47,641	44,887	—	44,887	2,754	6.1%
Personnel	55,373	53,263	—	53,263	2,110	4.0%
Outsourcing and professional fees	27,414	24,741	—	24,741	2,673	10.8%
General, administrative and other	20,176	6,453	—	6,453	13,723	212.7%
Total operating expenses	216,652	191,630	—	191,630	25,022	13.1%
Income (loss) before taxes	13,778	(64,917)	2,928	(61,989)	75,767	122.2%
Income tax expense (benefit)	3,509	(17,368)	1,057	(16,311)	19,820	121.5%
Net income (loss)	$10,269	$(47,549)	$1,871	$(45,678)	$55,947	122.5%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the six months ended June 30, 2021 is presented on a GAAP basis and the six months ended June 30, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

Fair Value Pro Forma Condensed Consolidated Balance Sheet Data:

	June 30, 2021 (1)	December 31, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$138,429	$136,187	$—	$136,187	$2,242	1.6%
Restricted cash	219,540	32,403	—	32,403	187,137	577.5%
Loans receivable (1)	1,726,914	1,696,526	—	1,696,526	30,388	1.8%
Other assets	136,600	143,935	—	143,935	(7,335)	(5.1)%
Total assets	2,221,483	2,009,051	—	2,009,051	212,432	10.6%
Total debt (2)	1,613,649	1,413,694	—	1,413,694	199,955	14.1%
Other liabilities	123,502	128,990	682	129,672	(6,170)	(4.8)%
Total liabilities	1,737,151	1,542,684	682	1,543,366	193,785	12.6%
Total stockholder's equity	484,332	466,367	(682)	465,685	18,647	4.0%
Total liabilities and stockholders' equity	$2,221,483	$2,009,051	$—	$2,009,051	$212,432	10.6%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the balances as of June 30, 2021 are presented on a GAAP basis and the balances as of December 31, 2020 include Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our retail network optimization plan and impairment charges, because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted EBITDA. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted EBITDA because our business practices have been updated to operate in the current environment.
•We also reverse origination fees for Fair Value Loans, net. We recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value mark-to-market adjustment on Fair Value Loans	$17,809	$63,055	$39,371	$(92,070)
Fair value mark-to-market adjustment on asset-backed notes	2,013	(108,226)	3,537	33,519
Fair value mark-to-market adjustment on credit card derivative	(250)	—	$(296)	—
Total fair value mark-to-market adjustment	$19,572	$(45,171)	$42,612	$(58,551)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA (in thousands)	2021	2020	2021	2020
Net income (loss)	$7,250	$(34,248)	$10,269	$(47,549)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	(6,649)	—	1,871
Income tax expense (benefit)	2,553	(15,223)	3,509	(16,311)
COVID-19 expenses (2)	—	2,437	—	3,041
Depreciation and amortization	5,970	5,103	11,302	9,761
Stock-based compensation expense	5,366	4,972	10,454	9,123
Retail network optimization expenses	4,874	—	12,673	—
Impairment (3)	3,324	—	3,324	—
Origination fees for Fair Value Loans, net	(5,255)	3,274	(6,677)	4,816
Fair value mark-to-market adjustment	(19,572)	45,171	(42,612)	58,551
Adjusted EBITDA (4)	$4,510	$4,837	$2,242	$23,303
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value.
(2) As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted EBITDA because our business practices have been updated to operate in the current environment.
(3) Impairment charge recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment.
(4) For the three and six months ended June 30, 2021, Adjusted EBITDA included a pre-tax impact of $7.9 million and $13.7 million, respectively, related to the launch of new products and services (such as secured personal loans, credit card, bank partnership and expenses associated with our bank charter application). For the three and six months ended June 30, 2020, Adjusted EBITDA included a pre-tax impact of $3.2 million and $6.6 million, respectively, related to the launch of new products and services (such as auto and credit card).

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our retail network optimization plan and impairment charges, because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Net Income. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Net Income because our business practices have been updated to operate in the current environment.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and six months ended June 30, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income (Loss) (in thousands)	2021	2020	2021	2020
Net income (loss)	$7,250	$(34,248)	$10,269	$(47,549)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	(6,649)	—	1,871
Income tax expense (benefit)	2,553	(15,223)	3,509	(16,311)
COVID-19 expenses (2)	—	2,437	—	3,041
Stock-based compensation expense	5,366	4,972	10,454	9,123
Retail network optimization expenses	4,874	—	12,673	—
Impairment (3)	3,324	—	3,324	—
Adjusted income (loss) before taxes	23,367	(48,711)	40,229	(49,825)
Normalized income tax expense (benefit)	6,403	(13,584)	11,023	(13,917)
Adjusted Net Income (Loss) (4)	$16,964	$(35,127)	$29,206	$(35,908)
Income tax rate (5)	27.4%	27.9%	27.4%	27.9%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value.
(2) As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Net Income because our business practices have been updated to operate in the current environment.
(3) Impairment charge recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment.
(4) For the three and six months ended June 30, 2021, Adjusted Net Income includes an after-tax impact of $5.9 million and $10.3 million, respectively, related to the launch of new products and services (such as secured personal loans, credit card, bank partnership and expenses associated with our bank charter application). For the three and six months ended June 30, 2020, Adjusted Net Income includes an after-tax impact of $2.3 million and $5.3 million, respectively, related to the launch of new products and services (such as auto and credit card).
(5) Income tax rate for the three and six months ended June 30, 2021 is based on a normalized statutory rate and the three and six months ended June 30, 2020 is based on the effective tax rate.

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

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and six months ended June 30, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Diluted earnings (loss) per share	$0.24	$(1.26)	$0.34	$(1.75)
Adjusted EPS
Adjusted Net Income (Loss)	$16,964	$(35,127)	$29,206	$(35,908)

Basic weighted-average common shares outstanding	28,004,699	27,233,394	27,888,029	27,125,054
Weighted average effect of dilutive securities:
Stock options	1,327,358	—	1,301,088	—
Restricted stock units	718,790	—	646,972	—
Diluted adjusted weighted-average common shares outstanding	30,050,847	27,233,394	29,836,089	27,125,054
Adjusted Earnings (Loss) Per Share	$0.56	$(1.29)	$0.98	$(1.32)

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and six months ended June 30, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Return on Equity	6.1%	(29.4)%	4.4%	(20.3)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$16,964	$(35,127)	$29,206	$(35,908)
Fair Value Pro Forma average stockholders' equity (1)	$478,163	$472,576	$475,350	$470,955
Adjusted Return on Equity	14.2%	(29.9)%	12.4%	(15.3)%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the average stockholders' equity amount as of June 30, 2021 reflects the average of the GAAP stockholders' equity account as of December 31, 2020 and the GAAP stockholders' equity account as June 30, 2021.

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our retail network optimization plan and impairment charges divided by total revenue. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Operating Efficiency. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Operating Efficiency because our business practices have been updated to operate in the current environment. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and six months ended June 30, 2021 and 2020:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating Efficiency	79.8%	65.2%	79.2%	62.6%
Adjusted Operating Efficiency
Total revenue	138,254	142,707	273,567	306,135
Total operating expense	110,386	93,016	216,652	191,630
COVID-19 expenses (1)	—	(2,437)	—	(3,041)
Stock-based compensation expense	(5,366)	(4,972)	(10,454)	(9,123)
Retail network optimization expenses	(4,874)	—	(12,673)	—
Impairment (2)	$(3,324)	$—	$(3,324)	$—
Total adjusted operating expenses	$96,822	$85,607	$190,201	$179,466
Adjusted Operating Efficiency	70.0%	60.0%	69.5%	58.6%
(1) As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Operating Efficiency because our business practices have been updated to operate in the current environment.
(2) Impairment charge recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment.

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

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of June 30, 2021:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing	10/1/2021	LIBOR (minimum of 0.00%) + 2.45%	$—
Asset-Backed Securitization-Series 2021-B Notes	5/1/2024	2.05%	500,000
Asset-Backed Securitization-Series 2021-A Notes	3/1/2023	1.79%	375,000
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.46%	279,412
Asset-Backed Securitization-Series 2018-D Notes	12/1/2021	4.50%	175,002
Asset-Backed Securitization-Series 2018-C Notes	10/1/2021	4.39%	275,000
			$1,604,414

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

On May 10, 2021, the Company announced the issuance of $500.0 million three-year fixed-rate asset-backed notes by Oportun Issuance Trust 2021-B, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured and secured personal installment loans (the "2021-B Securitization"). The 2021-B Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average fixed interest rate of 2.05% per annum.

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
As of June 30, 2021, we were in compliance with all covenants and requirements per the debt facility.

For more information regarding our Secured Financing facility, see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including:

•Eligibility Criteria. In order for our loans to be eligible for purchase by our wholly-owned special purpose subsidiaries they must meet all applicable eligibility criteria; and
•Covenants and Other Requirements. Our securitization facilities contain pool concentration limits, pool performance covenants and other covenants or requirements that, if not complied with, may result in an event of default, and/or an early amortization event causing the accelerated repayment of amounts owed.

As of June 30, 2021, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Credit card receivables retention facility and servicing

On February 5, 2021, we entered into a Receivables Retention Facility Agreement, a Servicing Agreement and other related documents with WebBank, providing us with additional funding to expand our credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. We will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables and charged-off receivables. The Retention Facility commenced on February 9, 2021 and has a two-year term. On July 28, 2021, to provide additional funding for our credit card product, WebBank and the Company agreed to temporarily increase the size of the Retention Facility by $10.0 million through, the earlier of, the closing of a new credit facility or September 30, 2021. We will provide certain marketing, processing and accounting processing services to WebBank in connection with our credit card funding facility. WebBank will pay us a servicing fee of 5% to service the accounts and certain excess collections on a monthly basis.

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

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash, cash equivalents and restricted cash	$357,969	$197,960
Cash provided by (used in)
Operating activities	53,838	94,017
Investing activities	(57,151)	93,574
Financing activities	192,692	(125,772)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us. Our restricted cash balance is elevated as of June 30, 2021 due to $171.3 million of cash in the prefunding account of our 2021-B securitization, which we expect to use to purchase new loans that we originate this year.

Cash flows

Operating Activities

Our net cash provided by operating activities was $53.8 million and $94.0 million for the six months ended June 30, 2021 and 2020, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(57.2) million and $93.6 million for the six months ended June 30, 2021 and 2020, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to the increase in the number of loans originated for the six months ended June 30, 2021. The increase in number of loans originated is attributable to increased number of applications due to higher demand and higher application approval rates as we have returned to our pre-pandemic underwriting practices. We originated 154,994 and 48,193 loans for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 221.6%.

Financing Activities

Our net cash provided by (used in) financing activities was $192.7 million and $(125.8) million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, net cash provided by financing activities was primarily driven by the issuance of our Series 2021-A and Series 2021-B asset-backed notes securitizations, partially offset by redemptions of our Series 2018-A and 2018-B asset-backed notes and repayments of borrowings on our Secured Financing facility. For the six months ended June 30, 2020, net cash used in financing activities was primarily driven by repayments of borrowings on our Secured Financing facility and redemption of our Series 2017-A asset-backed notes, partially offset by borrowings on our Secured Financing facility.

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

Off-Balance Sheet Arrangements

On February 5, 2021, we entered into an off-balance sheet arrangement under the Receivables Retention Facility Agreement, an Amended and Restated Credit Card Program and Servicing Agreement and other related documents with WebBank, a Utah-chartered industrial bank, providing us with additional funding to expand our credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. We will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables. The Retention Facility commenced on February 9, 2021 and has a two-year term. On July 28, 2021, to provide additional funding for our credit card product, WebBank and the Company agreed to temporarily increase the size of the facility by $10.0 million through, the earlier of, the closing of a new credit facility or September 30, 2021. We will provide certain marketing, processing and accounting processing services to WebBank in connection with our credit card program. As of June 30, 2021, $18.4 million of the $25.0 million has been utilized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as previously disclosed in our 2020 Form 10-K. The COVID-19 pandemic could continue to have an impact on market volatility which could impact our financial results.

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

Risks Related to Our Business
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
•We may evaluate, and potentially consummate, acquisitions, which could require significant management attention, consume our financial resources, disrupt our business, and adversely affect our financial results.
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
•We may not be able to make technological improvements as quickly as demanded by our customers which could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.
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

Risks Related to Our Intellectual Property
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

Risks Related to Our Industry and Regulation
•Financial regulatory reform relating to asset-backed securities has not been fully implemented and could have a significant impact on our ability to access the asset-backed securities market.
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

Risks Related to Our Indebtedness
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

Risks Related to Our Business

The global COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.*

The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including shelter-in-place orders, restrictions on business operations, and travel restrictions, have significantly impacted worldwide economic activity and continues to create economic uncertainty. The extent to which the spread of COVID-19 (including its variant strains) impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including the spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic conditions can resume. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price as well as our ability to access capital markets. If funds become unavailable, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to further curtail our origination of loans, which could result in volatility in our results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, our business may be adversely affected as a result of the virus’ global economic impact.

The COVID-19 pandemic has adversely affected our business in a number of ways, including a decreased demand for our products, which, has decreased originations, which could negatively impact our liquidity position and our growth strategy. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and charge-offs and may cause other unpredictable and adverse events. If the pandemic continues or worsens, there may be continued or heightened impact on demand for our loans and on our customers’ ability to repay their loans. Governmental stimulus may have favorably impacted some of our customers and helped them to meet their loan obligations. If these benefits are not reinstated, or are reinstated at a reduced level than otherwise expected, or if other stimulus measures benefiting such customers are not enacted in the near term, the effect may materially and adversely impact the ability of customers to make timely payments and may result in an increase in loan delinquencies. In addition, governmental stimulus may result in reduced demand for our products, and any further economic relief or stimulus payment provided by the government in the future may cause demand for our products to remain depressed from prior levels.

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

While the majority of our retail locations remained open during the COVID-19 pandemic, we have had to temporarily alter our operations during parts of the pandemic to comply with local health orders, including reducing opening hours or closing certain retail locations. These alterations have at times negatively affected, and if we are required to reinstate them in the future, could negatively affect our ability to attract new customers, conduct business and collect payments from customers, which could result in increased delinquencies and losses. In addition, changes in consumer behavior and health concerns may continue to impact demand for our loans and customer traffic at our retail locations. We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. We may also face claims related to the pandemic, including claims from employees or customers who allege that they contracted COVID-19 at our retail locations or offices. Any such allegations of exposure or illness could result in litigation and harm to our reputation, which could negatively affect our business, results of operations, and financial condition.

The rollout of vaccines is currently underway in the United States and abroad. As a result of the distribution of the vaccines, various federal, state and local governments have begun to ease certain COVID-19 restrictions previously imposed while continuing to adhere to enhanced safety measures, such as physical distancing and face mask protocols. However, the severity and duration of the pandemic, the resurgence of infection rates from COVID-19 (including its variant strains), the efficacy of the vaccines against COVID-19 and its variant strains, and when “herd immunity” will be achieved, if at all. Our contact centers (either owned or through our outsourcing partners) are also located in various jurisdictions within three countries, all of which have varying shelter-in-place, social distancing orders in place, and vaccine availability. While we have been successful thus far in complying with these orders and keeping the contact centers operational, predominately by moving the majority of our contact center employees to home working environments, our ability to continue to originate loans and service our customers is highly dependent on the ability of contact center staff to continue to work, either in the contact center or remotely. The increase in remote working may also result in consumer or employee privacy, IT security, and fraud concerns as well as increase our exposure to potential regulatory or civil claims. Additionally, if any of our critical vendors are adversely impacted by the COVID-19 pandemic and unable to deliver services to us, our operations may be adversely impacted.

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

We have incurred net losses and may incur net losses in the future.*

For the year ended December 31, 2020, we had a net loss of $45.2 million and we have experienced net losses in the past. As of June 30, 2021, our retained earnings were $46.7 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

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

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 78% of our total assets and Fair Value Notes represented 93% of our total liabilities as of June 30, 2021. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If we are unable to collect payment and service the loans we make to customers, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.*

Our unsecured personal loans, which comprise a significant portion of our overall portfolio, are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a customer is unwilling or unable to repay them. A customer’s ability to repay us can be negatively impacted by increases in his or her payment obligations to other lenders under mortgage, credit card and other loans, or loss of employment due to economic turmoil, particularly in light of the COVID-19 pandemic. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, the success of any additional economic assistance program or stimulus legislation is unknown, and we cannot determine the impact of any such program has had or will have on our net charge-off rates.

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

In August 2020, we changed our small claims filing practices, which included the dismissal of all pending small claims court filings, suspension of all new small claims filings and the commitment to reduce court filings by 60% in the future. If we are unable to employ alternative means of engaging severely delinquent customers the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, our contact centers, either owned or through our outsourcing partners, are located in various jurisdictions within three countries, all of which have varying shelter in place or social distancing orders in place. While we have been successful thus far in complying with these orders and keeping contact centers operational, predominantly by moving the majority of contact center staff to home working environments, our ability to perform collections activities is highly dependent on the ability of our contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our contact center workforce is unable to work as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work environments or technology, utility, or other failures or limitations, our ability to collect payment may be adversely affected. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans are dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of customers who successfully discharge their loans in a bankruptcy action, our revenue and results of operations could be adversely affected.

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

In addition, major medical expenses, divorce, death, or other issues that affect our customers could affect our customers’ willingness or ability to make payments on their loans. Further, our business currently is heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted towards consumer credit. If the United States experiences an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenue, earnings and cash flows. If our customers default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us. For example, since the beginning of January 2020, the COVID-19 pandemic has caused disruption and volatility in the global financial markets and led to an economic slowdown that increased unemployment levels and affected our customers' ability to satisfy their obligations. In addition, the cost to service our loans has and may continue to increase without a corresponding increase in our interest on loans. As a result of the COVID-19 pandemic, we have and may continue to be exposed to increased credit risk from our customers and third parties who have obligations to us.

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

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of customer information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a CDFI. Since the onset of the COVID-19 pandemic, we have been working with certain customers to waive fees and offer deferrals of loan payments and reduced payment plans. We believe our actions are consistent with our mission and regulatory guidance, but we cannot be certain that our approaches to servicing our customers will not lead to criticism which could harm our reputation.

If we do not compete effectively in our target markets, our results of operations could be harmed.*

The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter into the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. Our current and potential future competition primarily includes other consumer finance companies, credit card issuers, financial technology companies, technology platforms, and financial institutions, as well as payday lenders and pawn shops focused on low- and moderate-income customers. Many of our competitors operate with different business models, such as lending as a service, lending through partners or point-of-sale lending, have different cost structures or participate selectively in different market segments. We may also face competition from companies that have not previously competed in the consumer lending market for customers with little or no credit history. For example, it is possible that the companies commonly referred to as “challenger banks” offering low-cost digital only deposit accounts may also begin to offer lending products catered to our target customers. In addition, it is possible that traditional banks may introduce new approaches to small-dollar lending. Many of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, strategic partnerships, brand and reputation. Our competitors may also have longer operating histories, lower financing costs or costs of capital, more extensive customer bases, more diversified products and customer bases, operational efficiencies, more versatile technology platforms, greater brand recognition and brand loyalty, and broader customer and partner relationships than we have. Our competitors may be better at developing new products, responding more quickly to new technologies and undertaking more extensive marketing campaigns. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the demand for our products could stagnate or substantially decline, or our products could fail to maintain or achieve more widespread market acceptance.

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

If we are unable to effectively execute our retail optimization plan, our business and results of operations may be adversely affected.*

Our future growth strategy depends in part on our ability to optimize the mix of our channel ecosystem and serve our customers in their preferred channel. Based on current customer trends and the increased adoption of our mobile channel, as well as our new partners channel, we executed a retail optimization plan and closed 136 retail locations in March 2021 and reduced a portion of the employee workforce who managed and operated these retail locations, If we are unable to optimize our channel mix, our ability to serve and attract customers may be harmed and our profit margins may decline. Further, our brand and reputation may be harmed in connection with these location closings. If we are unsuccessful in transitioning customers from the closed locations to other retail locations or to out-of-store alternatives, our results of operations could be adversely affected. We will continue to assess our growth strategy and our channel mix will continue to evolve and may change as the business grows.

We could experience a decline in repeat customers.*

As of December 31, 2020 and 2019, returning customers comprised 85% and 80%, respectively, of our Owned Principal Balance at End of Period. In order for us to maintain or improve our operating results, it is important that we continue to extend loans to returning customers who have successfully repaid their previous loans. Our repeat loan rates may decline or fluctuate as a result of pricing changes, our expansion into new products and markets or because our customers are able to obtain alternative sources of funding based on their credit history with us, and new customers we acquire in the future may not be as loyal as our current customer base. If our repeat loan rates decline we may not realize consistent or improved operating results from our existing customer base.

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

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. Product or service introductions may not always be successful and we have previously invested resources to develop and launch new products and services and subsequently decided to discontinue these products and services in order to strategically realign our resources. In addition, the borrower profile of customers using our new products and services may not be as attractive as the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. We have limited experience with new products such as credit cards or secured personal loans. There can be no assurances that these new products will have the same delinquency and default rates as we have historically experienced with our unsecured personal loans. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and these new products and services may be unprofitable, which would increase our costs or decrease operating margins or increase the time it takes us to achieve target margins. Additionally, the growth of revenue from new products may be much slower than previously anticipated in the near term. New products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.

We may change our strategy or underwriting and servicing practices, which may adversely affect our business.*

We may change our strategy or any of our underwriting guidelines at any time without notice or the consent of our stockholders. For example, in late March 2020, we significantly tightened our underwriting criteria. In addition, in August 2020, we implemented a nationwide 36% APR cap for newly originated loans which may have a potential impact on our yield or other unanticipated impacts that could adversely affect our results of operations and financial condition. We may also decide to retain more loans rather than sell them to third parties. We continue to evaluate our business strategies and underwriting and servicing practices and in the future, may make additional changes, including due to changing economic conditions, regulatory requirements and industry practices. For example, on July 28, 2020, we published a press release and a blog post announcing, among other things, changes to our legal collections practices to better align with our mission, including a reduction in future case filings. In addition, if we receive the “preliminary conditional approval” to obtain a national bank charter from the Office of the Comptroller of the Currency (OCC) to establish Oportun Bank, such approval may be conditioned on, among other things, substantial changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives and in the future, if Oportun Bank is approved and formed, we would be subject to additional federal supervision and regulation, which may require additional changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives. Any changes in strategy, underwriting or servicing practices could result in us holding a loan portfolio with a different risk profile from our current risk profile. Additionally, a change in our strategy or underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk, all of which could adversely affect our business, results of operations and financial condition.

We may evaluate, and potentially consummate, acquisitions, which could require significant management attention, consume our financial resources, disrupt our business, and adversely affect our financial results.*

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We have previously acquired, and in the future, may acquire, assets or businesses. The risks we face in connection with acquisitions include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•utilization of our financial resources for acquisitions or investments that may fail to realize the anticipated benefits;
•inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
•coordination of technology, product development and sales and marketing functions and integration of administrative systems;
•transition of the acquired company’s customers to our systems;
•retention of employees from the acquired company;
•regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;
•attractive financing;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect on our results of operations in a given period;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, security weaknesses and incidents, tax liabilities and other known and unknown liabilities;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property or increase our risk for liability; and
•litigation, claims or other liabilities in connection with the acquired company.

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

As of June 30, 2021, 54.5%, 26.8%, 5.3% and 5.3% of our Owned Principal Balance at End of Period related to customers from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.*

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated, as well as during the COVID-19 pandemic due to fraud with COVID-19 related themes. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. We expect that originations in states where we do not currently operate, will likely initially occur on a “mobile-first” basis without physical locations, increasing reliance on mobile technologies which may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Additionally, expanding into other products may introduce opportunities for fraudulent activity that we have not previously experienced. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. If the level of our fraud losses increases, our results of operations could be harmed, our brand and reputation may be negatively impacted, we may be subjected to higher regulatory scrutiny and our costs may increase as we attempt to reduce such fraud.

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

There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to unauthorized access to, or loss, extraction, disclosure, or other misuse of personal information, confidential information, or other sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Several large organizations recently have been affected by "ransomware" attacks and these highly publicized events may embolden individuals or groups to target our systems or the third-party systems on which we rely. Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, personal information, confidential information, or other sensitive information, which could result in financial, legal, regulatory, business, and reputational harm to us. The automated nature of our business may make us attractive targets for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our systems, it is possible that we and the third parties who support our business and operations may not be able to anticipate or to implement effective preventive measures against all security breaches and incidents, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan.

While we regularly monitor data flow inside and outside the company, techniques used to obtain unauthorized access or to sabotage systems change frequently and are difficult to detect. As a result, we, our third-party hosting facilities and other service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any event that leads, or is believed to have led, to unauthorized access, to, or use, access, loss, corruption, disclosure or other processing of personal information, including but not limited to personal information regarding our customers, potential customers, loan applicants, and employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us, and result in significant legal and financial exposure and/or reputational harm. In particular, these mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security breaches or incidents or other inappropriate access events that result in the unauthorized access, release or transfer of personal or sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others and could cause third parties, to lose trust or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations, which could harm our business and prospects. The COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working remotely and online, as well as the increase in electronic transfers and other online activity.

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

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, security breaches and incidents, and other infiltration, exfiltration or other similar events.

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

We may not be able to make technological improvements as quickly as demanded by our customers which could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.

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

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus on the mission that contribute to our business.*

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our customers, our people and our culture and is consistently reinforced to and by our employees. As we continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. We recently adopted a remote-first policy that permits most of our employees to work remotely should their particular positions allow. While we believe that most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of June 30, 2021, we had 1,517 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Mexico, Colombia, and Jamaica, and may in the future include additional locations in other countries. In addition, we opened a technology development center in India in 2019. We have engaged vendors that utilize employees or contractors based outside of the United States. As of June 30, 2021, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 519 full-time equivalents in Colombia, Jamaica, and India. These international activities are subject to inherent risks that are beyond our control, including:

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

We have developed our disclosure controls, internal control over financial reporting and other procedures to ensure information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could subject us to sanctions or investigations by the SEC or other regulatory authorities, adversely affect our ability to access the credit markets and sell additional equity and commit additional financial and management resources to remediate deficiencies.

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

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events, or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, during parts of the COVID-19 pandemic, we have temporarily closed a few of our retail locations due to public health orders or other concerns relating to the COVID-19 pandemic, which we believe resulted in lower Aggregate Originations. While all of our retail locations are currently open, it is possible that we will have to temporarily close retail locations as necessary due to public health orders or other concerns relating to COVID-19 or other highly contagious disease. The closure of retail locations could further adversely affect our loan originations, customer experience, results of operations, and financial condition.

All of the aforementioned risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems, or primary data center facilities are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact our customers or their ability to timely repay their loans, our business could be negatively affected.

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

Our business is subject to numerous federal, state and local laws and regulations. Statutes, regulations and policies affecting lending institutions are continually under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws or regulations, or the regulatory application or interpretation of the laws and regulations applicable to us, could adversely affect our ability to operate in the manner in which we currently conduct business. Such changes in, and in the interpretation and enforcement of, laws and regulations may also make it more difficult or costly for us to originate additional loans, or for us to collect payments on our loans to customers or otherwise operate our business by subjecting us to additional licensing, registration and other regulatory requirements in the future. For instance, bills have been introduced in Congress and in several states in recent years proposing various usury caps and other provisions that could otherwise greatly restrict the rates and fees that lenders can charge customers for late and returned payments. If such a bill were to be enacted, it could greatly restrict profitability for us.

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

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.*

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with our products or services; some of this litigation, however, has arisen from other matters, including claims of violation of do-not-call, credit reporting and collection laws, bankruptcy and practices. The complexity of the laws related to secured personal loans regarding vehicle titling and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships may increase the risk of litigation or regulatory scrutiny including based on the "true lender" theory that seeks to recharacterize a lending transaction. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.*

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. In addition, if at any point Oportun Bank holds over $10 billion in assets, which is not expected initially, the CFPB would be its primary regulator for consumer compliance purposes. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the lending products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

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

The Investment Company Act of 1940, as amended (the "Investment Company Act") contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company, including by relying on certain exemptions from registration as an investment company. We rely on guidance published by the "SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.*

We currently have a bank partnership program with WebBank for our credit card product. On November 10, 2020, we announced that we had entered into a bank partnership program agreement with MetaBank, N.A. to offer unsecured installment loans, currently anticipated to launch in the coming weeks.

State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. There has been state legislative action, litigation, and regulatory enforcement that has challenged, or is currently challenging, the contention that a bank acting as a loan’s lender is the true lender and asserting that the party providing the source of loan financing or marketing, purchasing and servicing the loan, is instead the true lender. In the event of any recharacterization of the applicable originator’s status as a true lender, any affected customer loans may not be enforceable, could be subject to offset and may further result in fines, penalties, damages, compliance costs or related operational burdens. Additionally, the OCC and FDIC recently issued "Valid when made" rules for which both regulators were sued by various states. The “true lender” rule issued by the OCC and effective as of December 2020 was recently repealed under the Congressional Review Act. The uncertainty of the federal and state regulatory environments around bank partnership programs means that our efforts to launch an installment loan product through a bank partner may not ultimately be successful, or it may be challenged by federal legislation or regulatory action, or by one or more states in which we have or intend to launch such a program. Our business may also be adversely affected if we are unable to continue our bank partnership programs in existing states or expand into new states due to legislative or regulatory changes, court decisions or other governmental action that challenge the use of bank partnership programs. Furthermore, federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards may limit the business activity of banks and affiliates under these structures and control the method by which we can conduct business. Regulation by a federal banking regulator may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny or limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

We are pursuing a national bank charter which could subject us to significant new regulation.*

We recently applied to obtain a national bank charter through the establishment of a de novo bank to, among other things, allow us to offer additional products and services, provide us with new sources of lower cost funding and give our business regulatory clarity. If approved and formed, Oportun Bank may directly originate loans in all 50 states, although it would initially focus its origination activities in states where we previously originated loans under state licenses and in states where loans are not originated under any bank partnership agreements. Based upon the OCC’s typical timeframe of granting “preliminary conditional approval” for de novo bank applications within 120 days of receipt, we believe a response from the OCC on our application could be received at any time. If received, the OCC’s approval may be conditioned on requirements that we enhance our governance, compliance, controls and management infrastructure and capabilities in order to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators. Additionally, such conditions may require substantial changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives. If a preliminary conditional approval is received, we would have 12 months to capitalize Oportun Bank and 18 months to begin bank operations. During this time, we would continue ongoing discussions with the OCC concerning those conditions, and it is anticipated that we would be required, as a condition, to apply for and receive approval on our FDIC insurance application and our application with the Federal Reserve to become a bank holding company. Preliminary conditional approval does not guarantee that Oportun Bank will receive final approval from the OCC or will commence operations within that time frame or at all.

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

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the Secured Financing facility) and whole loan sale facilities. Our liquidity would be adversely affected by our inability to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For example, our securitizations contain collateral performance threshold triggers related to the three–month average annualized gross charge–off or net charge–off rate which, if exceeded, would lead to early amortization. We expect the economic impact of the COVID-19 pandemic to continue to cause our charge-offs to increase; depending upon how high charge–offs increase, the thresholds on our securitizations could be exceeded leading to an early amortization event. In addition, in response to the COVID-19 pandemic, we implemented certain credit tightening measures. Those measures, combined with lower customer demand, have led to lower originations. As such, to support our collateral requirements under our financing agreements, we have been using a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our backup servicer or another replacement servicer. If we are replaced as servicer to these loans, there is no guarantee that the backup services will be adequate. Any disruptions in services may cause the inability to collect and process repayments. For more information on covenants, requirements and events, see Note 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Indenture by and between Oportun Issuance Trust 2021-B, and Wilmington Trust, National Association, dated as of May 10, 2021.					x
10.2¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of July 28, 2021.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	August 6, 2021	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)