Form 10-Q
period 2021-09-30
Oportun Financial Corp
filed 2021-11-04
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
The number of shares of registrant’s common stock outstanding as of October 29, 2021 was 28,387,950.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Active Customers	Number of customers with an outstanding loan or an active credit card owned or serviced by us at the end of a period. Active Customers include customers whose loans or accounts were originated by us or under a bank partnership program that we service. Customers with charged-off accounts are excluded from Active Customers
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted for the impact of our election of the fair value option and further adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, certain non-recurring charges, origination fees for Fair Value Loans, net and fair value mark-to-market adjustments
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss), for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), stock-based compensation expense, and certain non-recurring charges
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by average total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specific period, including amounts originated by us or loans or accounts that were originated under a bank partnership program. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
AOCI	Accumulated other comprehensive income (loss)
APR	Annual Percentage Rate
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning customers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government
Fair Value Loans (or "Loans Receivable at Fair Value")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods
Fair Value Pro Forma	In order to facilitate comparisons to periods prior to January 1, 2018, certain metrics included in this document have been shown on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued
Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Fair Value (or "Fair Value Loans")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans and receivables sold, which we continue to service, at the end of the period
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period

Term or Abbreviation	Definition
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced VFN facility. Included as "Secured Financing"
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities. The VFN facility, collateralized by unsecured personal loans, terminated September 8, 2021 and replaced with the PLW facility collateralized by unsecured personal loans and secured personal loans
Variable Funding Note Warehouse (or "VFN")	Asset-backed revolving debt facility, collateralized by unsecured personal loans, terminated on September 8, 2021. Formerly defined solely as "Secured Financing"
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$168,407	$136,187
Restricted cash	55,348	32,403
Loans receivable at fair value	1,971,375	1,696,526
Interest and fees receivable, net	16,292	15,426
Right of use assets - operating	34,952	46,820
Other assets	101,507	81,689
Total assets	$2,347,881	$2,009,051

Liabilities and stockholders' equity
Liabilities
Secured financing	$525,471	$246,385
Asset-backed notes at fair value	1,162,948	1,167,309
Lease liabilities	43,498	49,684
Other liabilities	104,545	79,306
Total liabilities	1,836,462	1,542,684
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 28,656,945 shares issued and 28,384,922 shares outstanding at September 30, 2021; 27,951,286 shares issued and 27,679,263 shares outstanding at December 31, 2020	6	6
Common stock, additional paid-in capital	448,214	436,499
Accumulated other comprehensive loss	(172)	(261)
Retained earnings	69,680	36,432
Treasury stock at cost, 272,023 shares at September 30, 2021 and December 31, 2020	(6,309)	(6,309)
Total stockholders’ equity	511,419	466,367
Total liabilities and stockholders' equity	$2,347,881	$2,009,051
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Interest income	$145,444	$128,739	$401,224	$415,525
Non-interest income	13,640	8,028	31,427	27,377
Total revenue	159,084	136,767	432,651	442,902
Less:
Interest expense	10,574	13,408	36,241	44,879
Net decrease in fair value	(8,987)	(29,633)	(26,457)	(177,584)
Net revenue	139,523	93,726	369,953	220,439

Operating expenses:
Technology and facilities	34,226	31,641	100,274	93,927
Sales and marketing	32,102	20,634	79,743	65,521
Personnel	29,039	26,662	84,412	79,925
Outsourcing and professional fees	13,348	11,491	40,762	36,232
General, administrative and other	2,686	11,138	22,862	17,591
Total operating expenses	111,401	101,566	328,053	293,196

Income (loss) before taxes	28,122	(7,840)	41,900	(72,757)
Income tax expense (benefit)	5,143	(1,794)	8,652	(19,162)
Net income (loss)	$22,979	$(6,046)	$33,248	$(53,595)
Change in post-termination benefit obligation	77	6	89	(106)
Total comprehensive income (loss)	$23,056	$(6,040)	$33,337	$(53,701)

Net income (loss) attributable to common stockholders	$22,979	$(6,046)	$33,248	$(53,595)

Share data:
Earnings (loss) per share:
Basic	$0.82	$(0.22)	$1.19	$(1.97)
Diluted	$0.75	$(0.22)	$1.11	$(1.97)
Weighted average common shares outstanding:
Basic	28,167,686	27,459,192	27,982,273	27,237,246
Diluted	30,503,773	27,459,192	30,059,675	27,237,246
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2021
	Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2021	—	$—	27,679,263	$6	$436,499	$(261)	$36,432	$(6,309)	$466,367
Issuance of common stock upon exercise of stock options	—	—	33,526	—	307	—	—	—	307
Stock-based compensation expense	—	—	—	—	5,088	—	—	—	5,088
Vesting of restricted stock units, net	—	—	261,794	—	(2,794)	—	—	—	(2,794)
Change in post-termination benefit obligation	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	—	3,019	—	3,019
Balance – March 31, 2021	—	$—	27,974,583	$6	$439,100	$(255)	$39,451	$(6,309)	$471,993

Issuance of common stock upon exercise of stock options	—	—	10,114	—	159	—	—	—	159
Stock-based compensation expense	—	—	—	—	5,366	—	—	—	5,366
Vesting of restricted stock units, net	—	—	49,227	—	(442)	—	—	—	(442)
Change in post-termination benefit obligation	—	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	—	7,250	—	7,250
Balance – June 30, 2021	—	$—	28,033,924	$6	$444,183	$(249)	$46,701	$(6,309)	$484,332

Issuance of common stock upon exercise of stock options	—	—	139,096	—	2,140	$—	—	—	2,140
Stock-based compensation expense	—	—	—	—	4,868	—	—	—	4,868
Vesting of restricted stock units, net	—	—	211,902	—	(2,977)	—	—	—	(2,977)
Change in post-termination benefit obligation	—	—	—	—	—	77	—	—	77
Net income	—	—	—	—	—	—	22,979	—	22,979
Balance – September 30, 2021	—	$—	28,384,922	$6	$448,214	$(172)	$69,680	$(6,309)	$511,419

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2020
	Convertible Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2020	23,512	$63	27,003,157	$6	$418,299	$(162)	$76,679	$(6,119)	$488,766
Issuance of common stock upon exercise of stock options	—	—	3,161	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	4,151	—	—	—	4,151
Vesting of restricted stock units, net	—	—	137,479	—	(813)	—	—	—	(813)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	—	4,835	—	4,835
Change in post-termination benefit obligation	—	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	—	(13,301)	—	(13,301)
Balance – March 31, 2020	23,512	$63	27,143,797	$6	$421,657	$(279)	$68,213	$(6,119)	$483,541

Issuance of common stock upon exercise of stock options	—	—	22,407	—	79	—	—	—	79
Stock-based compensation expense	—	—	—	—	4,972	—	—	—	4,972
Issuance of common stock upon exercise of warrants	(23,512)	(63)	10,972	—	253	—	—	(190)	—
Vesting of restricted stock units, net	—	—	153,624	—	(17)	—	—	—	(17)
Change in post-termination benefit obligation	—	—	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	(34,248)	—	(34,248)
Balance – June 30, 2020	—	$—	27,330,800	$6	$426,944	$(274)	$33,965	$(6,309)	$454,332

Issuance of common stock upon exercise of stock options	—	—	4,018	—	24	—	—	—	24
Stock-based compensation expense	—	—	—	—	5,194	—	—	—	5,194
Vesting of restricted stock units, net	—	—	248,210	—	(489)	—	—	—	(489)
Change in post-termination benefit obligation	—	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	(6,046)	—	(6,046)
Balance – September 30, 2020	—	$—	27,583,028	$6	$431,673	$(268)	$27,919	$(6,309)	$453,021

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$33,248	$(53,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,390	14,878
Fair value adjustment, net	26,457	177,584
Origination fees for loans receivable at fair value, net	(9,070)	3,520
Gain on loan sales	(17,083)	(13,406)
Stock-based compensation expense	14,542	14,317
Deferred tax provision, net	14,002	(14,913)
Other, net	23,607	10,688
Originations of loans sold and held for sale	(136,285)	(134,552)
Proceeds from sale of loans	151,924	147,627
Changes in operating assets and liabilities:
Interest and fee receivable, net	(2,871)	(3,678)
Other assets	(18,224)	(8,242)
Amount due to whole loan buyer	3,942	(6,544)
Other liabilities	(851)	5,723
Net cash provided by operating activities	103,728	139,407
Cash flows from investing activities
Originations of loans	(1,113,515)	(665,148)
Repayments of loan principal	817,843	804,619
Purchase of fixed assets, net	(2,561)	(3,610)
Capitalization of system development costs	(18,508)	(16,492)
Net cash provided by (used in) investing activities	(316,741)	119,369
Cash flows from financing activities
Borrowings under secured financing	895,535	414,000
Borrowings under asset-backed notes	867,251	—
Repayments of secured financing	(615,994)	(284,006)
Repayments of asset-backed notes	(875,007)	(360,001)
Repayments of capital lease obligations	—	(29)
Payments of deferred financing costs	—	(205)
Net payments related to stock-based activities	(3,607)	(1,196)
Net cash provided by (used in) financing activities	268,178	(231,437)
Net increase in cash and cash equivalents and restricted cash	55,165	27,339
Cash and cash equivalents and restricted cash, beginning of period	168,590	136,141
Cash and cash equivalents and restricted cash, end of period	$223,755	$163,480

Supplemental disclosure of cash flow information
Cash and cash equivalents	$168,407	$109,656
Restricted cash	55,348	53,824
Total cash and cash equivalents and restricted cash	$223,755	$163,480

Cash paid for income taxes, net of refunds	$2,048	$2,443
Cash paid for interest	$36,582	$44,219
Cash paid for amounts included in the measurement of operating lease liabilities	$13,802	$11,730
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$6,677	$7,404
Non-cash investments in capitalized assets	$1,960	$491
Non-cash financing activities	$1,121	$—
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the " Company") provides inclusive, affordable financial services to customers who do not have a credit score, known as credit invisibles, or who may have a limited credit history and are "mis-scored," primarily because they have a credit history that is too limited to be accurately scored by credit bureaus. The Company's primary product offerings are unsecured installment loans that are affordably priced and that help customers establish a credit history. The Company continues to expand beyond its core offering into other financial services that a significant portion of its customers already use, such as secured personal loans and credit cards. The Company uses models that are developed with Artificial Intelligence ("A.I.") and built on over 15 years of proprietary consumer insights and billions of data points. The Company's proprietary scoring model and continually evolving data analytics have enabled it to underwrite the risk of the hardworking customers that it serves. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Net income (loss)	$22,979	$(6,046)	$33,248	$(53,595)
Net income (loss) attributable to common stockholders	$22,979	$(6,046)	$33,248	$(53,595)

Basic weighted-average common shares outstanding	28,167,686	27,459,192	27,982,273	27,237,246
Weighted average effect of dilutive securities:
Stock options	1,451,687	—	1,351,288	—
Restricted stock units	884,400	—	726,114	—
Diluted weighted-average common shares outstanding	30,503,773	27,459,192	30,059,675	27,237,246

Earnings (loss) per share:
Basic	$0.82	$(0.22)	$1.19	$(1.97)
Diluted	$0.75	$(0.22)	$1.11	$(1.97)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	1,597,130	4,462,158	2,229,446	4,352,649
Restricted stock units	—	2,331,678	15,102	2,120,068
Warrants	—	—	—	13,866
Total anti-dilutive common share equivalents	1,597,130	6,793,836	2,244,548	6,486,583

4.	Variable Interest Entities

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries ("VIEs") to collateralize certain asset-backed financing transactions. The Company has determined that it is the primary beneficiary of these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction either in the form of an asset-backed certificate. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its condensed consolidated financial statements.

Each VIE issues a series of asset-backed securities that are supported by the cash flows arising from the loans receivable securing such debt. Cash inflows arising from such loans receivable are distributed monthly to the transaction’s lenders and related service providers in accordance with the transaction’s contractual priority of payments. The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. The Company retains the most subordinated economic interest in each financing transaction through its ownership of the respective residual interest in each VIE. The Company has no obligation to repurchase loans receivable that initially satisfied the financing transaction’s eligibility criteria but subsequently became delinquent or a defaulted loans receivable.

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2021	2020
Consolidated VIE assets
Restricted cash	$33,182	$23,726
Loans receivable at fair value	1,886,776	1,580,061
Interest and fee receivable	15,233	14,191
Total VIE assets	1,935,191	1,617,978
Consolidated VIE liabilities
Secured financing (1)	529,002	246,994
Asset-backed notes at fair value	1,162,948	1,167,309
Total VIE liabilities	$1,691,950	$1,414,303
(1) Amounts exclude deferred financing costs. See Note 7, Borrowings for additional information.

5.	Loans Held for Sale

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

The originations of loans sold and held for sale during the three months ended September 30, 2021 was $61.3 million and the Company recorded a gain on sale of $7.3 million and servicing revenue of $3.3 million. The originations of loans sold and held for sale during the three months ended September 30, 2020 was $39.8 million and the Company recorded a gain on sale of $3.9 million and servicing revenue of $3.5 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2021 was $136.3 million and the Company recorded a gain on sale of $17.1 million and servicing revenue of $9.3 million. The originations of loans sold and held for sale during the nine months ended September 30, 2020 was $134.6 million and the Company recorded a gain on sale of $13.4 million and servicing revenue of $12.0 million.

6.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Fixed assets
Computer and office equipment	$12,612	$11,182
Furniture and fixtures	8,549	11,072
Purchased software	2,046	1,992
Leasehold improvements	20,221	29,543
Total cost	43,428	53,789
Less: Accumulated depreciation	(33,736)	(37,939)
Total fixed assets, net	$9,692	$15,850

System development costs:
System development costs	$75,821	$55,943
Less: Accumulated amortization	(40,256)	(28,524)
Total system development costs, net	$35,565	$27,419

Loans held for sale	2,602	1,158
Prepaid expenses	17,962	17,241
Deferred tax assets	2,018	1,716
Tax assets and other	33,668	18,305
Total other assets	$101,507	$81,689

Fixed Assets

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $1.3 million and $2.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 it was $8.7 million, and $7.3 million, respectively. As of September 30, 2021, the Company retired $11.6 million of fixed assets associated with retail locations that were closed as a result of the retail network optimization plan.

System Development Costs

Amortization of system development costs for the three months ended September 30, 2021 and 2020 was $4.4 million and $2.9 million, respectively, and for the nine months ended September 30, 2021 and 2020 they were $11.7 million and $7.6 million, respectively. System development costs capitalized in the three months ended September 30, 2021 and 2020, were $7.5 million and $5.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 they were $19.9 million and $16.4 million, respectively.

7.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

	September 30, 2021
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date (1)	Interest Rate
(in thousands)
Oportun PLW Trust	$525,471	$600,000	September 1, 2024	LIBOR (minimum of 0.00%) + 2.17%

	December 31, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date (1)	Interest Rate
(in thousands)
Oportun Funding V, LLC	$246,385	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%
(1)Maturity date noted is the end of the revolving period.

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	September 30, 2021
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-B)	$500,000	$512,759	$501,743	$523,870	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	377,120	392,332	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	284,085	300,002	3.46%	3 years
Total asset-backed notes recorded at fair value	$1,154,412	$1,190,509	$1,162,948	$1,216,204

	December 31, 2020
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$283,299	$299,237	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,182	187,570	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	279,171	294,710	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	226,653	241,237	4.18%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	200,004	226,242	3.83%	3 years
Total asset-backed notes recorded at fair value	$1,154,419	$1,226,888	$1,167,309	$1,248,996
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

On July 8, 2021, the Company's wholly-owned subsidiary Oportun Funding X, LLC, the issuer under the Series 2018-C asset-backed securitization transaction, completed the redemption of all $275.0 million of outstanding Series 2018-C Notes, plus the accrued and unpaid interest. In connection with the redemption, all obligations of Oportun Funding X, LLC under the 2018-C Notes and the indenture were satisfied and discharged. The redemption was funded by drawing upon the Company's VFN facility, utilizing funds from the Company's 2021-B securitization transaction and using unrestricted cash.

On September 8, 2021, the Company closed on a Personal Loan Warehouse facility ("PLW"). In connection with the PLW facility, the Company's wholly-owned subsidiary Oportun PLW Trust entered into a Loan and Security Agreement to borrow up to $600.0 million committed through September 2024. Borrowings under the PLW facility accrue interest at a rate equal to one-month LIBOR plus a spread of 2.17%. On September 8, 2021, the Company's wholly-owned subsidiary, Oportun Funding V, LLC, as issuer under the Variable Funding Note Warehouse ("VFN") facility, terminated the VFN facility. Final payment was made on the VFN facility in the amount of $219.0 million, plus the accrued and unpaid interest, which is the amount sufficient to satisfy and discharge Oportun Funding V, LLC's obligations under the VFN facility notes and the indenture. The final payment was funded by drawing upon the Company's PLW facility.

On September 8, 2021, the Company's wholly-owned subsidiary Oportun Funding XII, LLC, the issuer under the Series 2018-D asset-backed securitization transaction, completed the redemption of all $175.0 million of outstanding Series 2018-D Notes, plus the accrued and unpaid interest. In connection with the redemption, all obligations of Oportun Funding XII, LLC under the 2018-D Notes and the indenture were satisfied and discharged. The redemption was funded by drawing upon the Company's Personal Loan Warehouse facility.

On October 28, 2021, the Company announced the issuance of $500.0 million of 3 year fixed-rate asset-backed notes by Oportun Issuance Trust 2021-C, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured and secured personal installment loans (the "2021-C Securitization"). The 2021-C Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average fixed interest rate of 2.48% per annum.

As of September 30, 2021, and December 31, 2020, the Company was in compliance with all covenants and requirements of the Secured Financing facilities and asset-backed notes.

8.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Accounts payable	$5,451	$1,819
Accrued compensation	29,948	32,681
Accrued expenses	23,856	17,830
Accrued interest	2,424	3,430
Amount due to whole loan buyer	10,723	6,781
Deferred tax liabilities	24,861	10,557
Current tax liabilities and other	7,282	6,208
Total other liabilities	$104,545	$79,306

9.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2021 or December 31, 2020.

Common Stock - As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, 28,656,945 and 28,384,922 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2020, 27,951,286 and 27,679,263 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On September 26, 2019, 3,969 shares of convertible preferred stock were issued in connection with the cashless exercise of 9,090 Series F-1 convertible preferred stock warrants. All 3,969 shares of convertible preferred stock were converted to common stock in connection with the IPO. On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of September 30, 2021.

10.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), net of amounts capitalized to system development costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Technology and facilities	$736	$1,010	$2,231	$2,693
Sales and marketing	36	32	105	92
Personnel	3,826	4,152	12,206	11,532
Total stock-based compensation (1)	$4,598	$5,194	$14,542	$14,317
(1) Amounts shown are net of $0.3 million and $0.8 million of capitalized stock-based compensation for the three and nine months ended September 30, 2021, respectively, and net of $0.3 million and $0.7 million of capitalized stock-based compensation for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, and December 31, 2020, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was $8.3 million and $9.5 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.4 years and 2.6 years, respectively. As of September 30, 2021 and December 31, 2020, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was $34.0 million and $37.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.6 years and 2.9 years, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The total income tax benefit recognized in the income statement for stock-based compensation arrangements for the three and nine months ended September 30, 2021 was $0.3 million and $0.2 million, respectively. The total income tax expense recognized in the income statement for stock-based compensation arrangements for the three and nine months ended September 30, 2020 was $1.2 million and $2.4 million, respectively.

11.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest income
Interest on loans	$143,582	$127,267	$396,544	$410,124
Fees on loans	1,862	1,472	4,680	5,401
Total interest income	145,444	128,739	401,224	415,525

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Non-interest income
Gain on loan sales	$7,328	$3,882	$17,083	$13,406
Servicing fees	3,250	3,515	9,291	12,003
Other income	3,062	631	5,053	1,968
Total non-interest income	$13,640	$8,028	$31,427	$27,377

12.	Income Taxes

For the three and nine months ended September 30, 2021 and 2020, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and nine months ended September 30, 2021, the Company recorded income tax expense of $5.1 million and $8.7 million, respectively, related to continuing operations, representing an effective tax rate of 18.3% and 20.7%, respectively. Income tax benefit for the three and nine months ended September 30, 2020 was $1.8 million and $19.2 million, respectively, representing an effective income tax rate of 22.9% and 26.3%, respectively. Our effective tax rates for the three and nine months ended September 30, 2021 and 2020 differ from the statutory tax rates primarily due to the impacts of the R&D tax credit.

13.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2021		December 31, 2020
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$1,862,143	$1,971,375	$1,639,626	$1,696,526
Liabilities
Asset-backed notes	1,154,412	1,162,948	1,154,419	1,167,309

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

	September 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average
Remaining cumulative charge-offs (1)	5.70%	66.03%	7.53%	7.83%	61.26%	10.03%
Remaining cumulative prepayments (1)	—	53.64%	40.30%	—	38.92%	31.11%
Average life (years)	0.15	1.28	0.76	0.17	1.29	0.80
Discount rate	—	—	6.52%	—	—	6.85%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the nine months ended September 30, 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The Company developed an internal model to estimate the fair value of Fair Value Loans. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance – beginning of period	$1,726,914	$1,635,684	$1,696,526	$1,882,088
Adjustment upon adoption of ASU 2019-05	—	—	—	43,323
Principal disbursements	578,084	283,894	1,266,556	804,767
Principal payments from customers	(317,489)	(305,883)	(941,747)	(927,175)
Gross charge-offs	(29,096)	(48,135)	(102,293)	(145,373)
Net increase (decrease) in fair value	12,962	39,828	52,333	(52,242)
Balance – end of period	$1,971,375	$1,605,388	$1,971,375	$1,605,388

As of September 30, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.6 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $14.0 million. As of December 31, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $14.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$168,407	$168,407	$168,407	$—	$—
Restricted cash	55,348	55,348	55,348	—	—
Loans held for sale (Note 5)	2,602	2,602	—	—	2,602
Liabilities
Accounts payable	5,451	5,451	5,451	—	—
Secured financing (Note 7)	529,002	528,458	—	528,458	—

	December 31, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$136,187	$136,187	$136,187	$—	$—
Restricted cash	32,403	32,403	32,403	—	—
Loans held for sale (Note 5)	1,158	1,158	—	—	1,158
Liabilities
Accounts payable	1,819	1,819	1,819	—	—
Secured financing (Note 7)	246,994	245,077	—	245,077	—

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
•Secured financing ‑ The fair value of the secured financing facilities has been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.

There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020.

14.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

As a result of the retail network optimization plan, for the three and nine months ended September 30, 2021, we incurred $0.1 million and $12.8 million in expenses, respectively, related to retail location closures. $5.3 million of the retail location closures for the nine months ended September 30, 2021 relate to the accelerated amortization of right-of-use assets and the renegotiation of lease liabilities. The retail network optimization plan was substantially completed in the third quarter and the Company does not expect any significant additional expenses to be incurred.

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

As of September 30, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021 (remaining three months)	$3,491
2022	13,576
2023	11,872
2024	9,761
2025	7,786
2026	1,881
Thereafter	324
Total lease payments	48,691
Imputed interest	(3,885)
Total leases	$44,806

Sublease income
2021 (remaining three months)	$(435)
2022	(896)
2023 and thereafter	—
Total lease payments	(1,331)
Imputed interest	23
Total sublease income	$(1,308)

Net lease liabilities	$43,498
Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.11%

As of December 31, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021	15,788
2022	12,967
2023	10,881
2024	9,069
2025	6,989
Thereafter	1,641
Total lease payments	57,335
Imputed interest	(5,247)
Total leases	52,088

Sublease income
2021	(1,594)
2022	(896)
2023 and thereafter	—
Total lease payments	(2,490)
Imputed interest	86
Total sublease income	(2,404)

Net lease liabilities	49,684
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.42%

Rental expenses under operating leases for the three and nine months ended September 30, 2021, were $4.3 million, and $19.9 million, respectively, and for the three and nine months ended September 30, 2020, were $5.2 million, and $15.5 million, respectively.
Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2026. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $2.1 million for the remainder of 2021, $13.1 million in 2022, $6.3 million in 2023, $2.7 million in 2024 and $1.4 million in 2025 and thereafter.

Credit Card Program and Servicing Agreement ‑ On February 5, 2021, the Company entered into a Receivables Retention Facility Agreement, an Amended and Restated Credit Card Program and Servicing Agreement and other related documents with WebBank, a Utah-chartered industrial bank, providing it with additional funding to expand its credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. The Company will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables and charged-off receivables. The Retention Facility commenced on February 9, 2021 and has a two-year term. At the end of this term, the Company will purchase any remaining receivables from WebBank. The Company is required to maintain a cash collateral account with WebBank pursuant to this agreement. As of September 30, 2021, the cash collateral balance was $9.3 million and was included in the restricted cash line item on the Condensed Consolidated Balance Sheets (Unaudited). To provide additional funding for the Company's credit card product, through agreements entered into in July, September and October 2021, the Company and WebBank agreed to temporarily increase the size of the Retention Facility to $38.5 million through, the earlier of, the closing of a new credit facility or November 30, 2021.

Bank Partnership Program and Servicing Agreement - Oportun entered into a bank partnership program with MetaBank, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by MetaBank based on thresholds specified in the agreements. The partnership was rolled out in August of 2021 and as of September 30, 2021, the Company has a commitment to purchase an additional $0.3 million of program loans based on originations through September 30, 2021.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at September 30, 2021 and December 31, 2020 were $3.0 million and $3.5 million, respectively.

Litigation - On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007 (the "Opportune Lawsuit"), was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against the Company and its wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against the Company and Oportun, LLC and called for injunctive relief requiring the Company and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. In addition, on January 2, 2018, the plaintiff initiated a cancellation proceeding, Proceeding No. 92067634, before the Trademark Trial and Appeal Board seeking to cancel certain of the Company's trademarks, (the "Cancellation Proceeding" and, together with the Opportune Lawsuit, the "Opportune Matter"). On March 5, 2018, the Trademark Trial and Appeal Board granted the Company's motion to suspend the Cancellation Proceeding pending final disposition of the Opportune Lawsuit. On April 24, 2018, the District Court granted the Company's motion to partially dismiss the complaint, dismissing the plaintiff's misappropriation claim. On February 22, 2019, the plaintiff filed an amended complaint adding an additional claim under the Anti-Cybersquatting Protection Act to the remaining claims in the original complaint. On August 30, 2019, the Company filed a motion for summary judgment on all of the plaintiff's claims. On January 22, 2020, the District Court issued its decision denying the Company's motion for summary judgment. Settlement negotiations are on-going at this time. No trial date has been set. In connection with discussions regarding settlement of the Opportune Matter, the Company has recorded a liability of $5.9 million within Other liabilities and a corresponding insurance recovery receivable of $5.0 million within Other assets in the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021. Actual results could differ from these estimates.

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

Overview

We offer responsible consumer credit through our A.I.-driven digital platform. Our products provide a lower cost alternative to individuals that are not well served by the financial mainstream. In our 15-year lending history, we have originated more than 4.5 million loans, representing over $11.1 billion of credit extended, to more than 2.0 million customers. We have developed a deep data-driven understanding of our customers' needs through a combination of the rigorous application of machine learning, the use of alternative data sets and continuous customer engagement. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

Our core offering is a simple-to-understand, affordable, unsecured, fully amortizing personal installment loan with fixed payments and fixed interest rates throughout the life of the loan with APRs capped at 36%. Our unsecured personal loans do not have prepayment penalties or balloon payments and range in size from $300 to $11,000 with terms ranging from 8 to 51 months. We have begun expanding beyond our core offering of unsecured installment loans into other financial services that a significant portion of our customers already use and have asked us to provide, such as auto loans and credit cards. We launched the Oportun Visa Credit Card, issued by WebBank, Member FDIC, in 2019 and offered credit cards in 45 states as of September 30, 2021. In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $20,000 with terms ranging from 19 to 64 months.

Beyond our core direct-to-consumer lending business, we believe that our proprietary credit scoring and underwriting model can be offered as a service to other companies. Our first strategic partner for this Lending as a Service model is DolEx. In this partnership, DolEx will market loans and enter customer applications into Oportun’s system, and Oportun will underwrite, originate and service the loans. In July, we signed our second Lending as a Service partner, Barri Financial Group, which we launched in several locations in October 2021. If these partnerships are successful, we believe we will be able to offer Lending as a Service to additional partners and thereby expand our reach into new consumer markets.

As part of our commitment to be a responsible lender, we verify income for our personal loan customers and only make loans to customers that our ability-to-pay model indicates should be able to afford a loan after meeting their other debts and regular living expenses. We execute our sales and marketing strategy through a variety of acquisition channels including our digital platform, retail locations, direct mail and digital marketing, and partnerships. We also benefit from customers learning about Oportun from friends, family members and through social media. Our omni-channel network enables us to serve our customers in the way they prefer and when it is convenient for them, online, over-the-phone, and in person. We have seen our customers' usage and preference for our digital channels accelerate during 2020 and 2021 and we are continuing to invest in our digital origination and servicing platform, as well as building out customer self-service capabilities. Our product offerings serve as an alternative to high-cost installment, auto title, payday and pawn lenders. According to the Financial Health Network study that we commissioned, we estimate that, as of September 30, 2021, our customers have saved more than $2.0 billion in aggregate interest and fees compared to alternative products available to them.

With the rollout of our partnership with MetaBank, N.A, a national bank ("MetaBank"), in August 2021, MetaBank originates unsecured personal loans in 21 states outside of our state-licensed footprint as of September 30, 2021, allowing us to offer a uniform product across the nation, while minimizing operational complexity and generating cost savings that can be passed on to our customers. Through MetaBank, we plan to offer loan products that are the same as our unsecured personal loans with APRs capped at 36%.

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 16 bond offerings in the asset-backed securities market, the last 13 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. We are also party to a whole loan sale program whereby we sell a percentage of our loans to a third-party financial institution. In addition to our whole loan sale program, we also have a $600.0 million Personal Loan Warehouse facility, committed through September 2024, which also helps to fund our loan portfolio growth. Further, we have entered into a separate agreement with another institution which provides us with additional funding to expand our credit card product.

In November 2020, we filed our application to obtain a national bank charter. On October 8, 2021, we announced that we were voluntarily withdrawing our previously filed application and plan to amend elements of our application to reflect changes in our business. If established, Oportun Bank, N.A. will seek to serve customers in all 50 states with consumer lending and deposit services.

Retail Network Optimization

Consistent with our retail network optimization plan, during the first quarter of 2021, we closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations. In addition, for the three and nine months ended September 30, 2021, we incurred $0.1 million and $11.2 million, respectively, in expenses related to the retail location closures. In the first quarter of 2021, we recognized $1.6 million related to severance and benefits related to the store closures which represents all severance and benefits related costs to be incurred related to the retail network optimization plan. The income statement impact for the three and nine months ended September 30, 2021 was $0.1 million and $12.8 million, respectively, and was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited). The retail network optimization plan was substantially completed in the third quarter, and we do not expect any significant additional expenses to be incurred.

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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars, except CAC)	2021	2020	2021	2020
Key Financial and Operating Metrics
Aggregate Originations	$662,105	$302,397	$1,430,383	$892,798
Active Customers	772,361	624,205	772,361	624,205
Customer Acquisition Cost	$152	$207	$166	$223
Managed Principal Balance at End of Period	$2,147,856	$1,835,764	$2,147,856	$1,835,764
30+ Day Delinquency Rate	2.8%	3.5%	2.8%	3.5%
Annualized Net Charge-Off Rate	5.5%	10.4%	6.8%	10.0%
Operating Efficiency	70.0%	74.3%	75.8%	66.2%
Adjusted Operating Efficiency	67.1%	63.3%	68.7%	60.1%
Return on Equity	18.3%	(5.3)%	9.1%	(15.2)%
Adjusted Return on Equity	19.0%	3.7%	14.4%	(9.0)%

Other Useful Metrics
Number of Loans Originated	210,731	97,826	479,183	289,169
Average Daily Principal Balance	$1,741,358	$1,598,141	$1,654,582	$1,731,748
Owned Principal Balance at End of Period	$1,862,143	$1,571,980	$1,862,143	$1,571,980

See “Glossary” at the beginning of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $662.1 million for the three months ended September 30, 2021 from $302.4 million for the three months ended September 30, 2020, representing a 119.0% increase. The increase is primarily driven by growth in application volume due to higher demand and an increase in average loan size. We originated 210,731 and 97,826 loans for the three months ended September 30, 2021 and 2020, respectively, representing an increase of 115.4%.

Aggregate Originations increased to $1,430.4 million for the nine months ended September 30, 2021 from $892.8 million for the nine months ended September 30, 2020, representing a 60.2% increase. The increase is primarily driven by an increased number of applications due to higher demand. We originated 479,183 and 289,169 loans for the nine months ended September 30, 2021 and 2020, respectively, representing a 65.7% increase. The increase in Aggregate Originations was partially offset by a decrease in average loan size for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in average loan size is primarily due to growth in the proportion of new customers compared to returning customers.

Active Customers

Active Customers increased by 23.7% from September 30, 2020 to September 30, 2021 due to higher originations as a result of an increase in application volume and the growth of our credit card and unsecured personal loan products.

Customer Acquisition Cost

For the three months ended September 30, 2021 and 2020, our Customer Acquisition Cost was $152 and $207, respectively, a decrease of 26.6%. For the nine months ended September 30, 2021 and 2020, our Customer Acquisition Cost was $166 and $223, respectively, a decrease of 25.6%. The decrease is primarily due to the increase in number of loans originated period over period as a result of an increase in application volume due to higher demand. The decrease is partially offset by the higher sales and marketing expenses due to growth in direct mail volume, digital marketing and our customer referral programs.

Managed Principal Balance at End of Period

Managed Principal Balance at End of Period as of September 30, 2021 increased by 17.0% from September 30, 2020, driven by growth in originations over the last 12 months.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 2.8% and 3.5% as of September 30, 2021 and 2020, respectively. The decrease is due to the overall improvement in the economy, COVID-19 stimulus measures that our customers have used to stay current on their payments, as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our customers manage through the pandemic.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended September 30, 2021 and 2020 was 5.5% and 10.4%, respectively. Annualized Net Charge-Off Rate for the nine months ended September 30, 2021 and 2020 was 6.8% and 10.0%, respectively. Net charge-offs decreased due to the overall improvement in the economy, the impact of stimulus payments to consumers as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our customers manage through the pandemic.

Operating Efficiency and Adjusted Operating Efficiency

For the three months ended September 30, 2021 and 2020, Operating Efficiency was 70.0% and 74.3% respectively, and Adjusted Operating Efficiency for the same period was 67.1% and 63.3%, respectively. For the nine months ended September 30, 2021 and 2020, Operating Efficiency was 75.8%, and 66.2%, respectively, and Adjusted Operating Efficiency was 68.7% and 60.1%, respectively.

The change in Operating Efficiency for the three and nine months ended September 30, 2021 is primarily due to year-over-year increases in operating expenses driven by $14.6 million and $31.7 million in investments in new products and channels for the three and nine months ended September 30, 2021, respectively. The change in Operating Efficiency was also driven by our increased investment in marketing initiatives of $11.5 million and $14.2 million for the three and nine months ended September 30, 2021, respectively, as well as additional investments in technology, data and digital capabilities. The increase in operating expenses year-over-year also included $12.8 million of expenses related to our retail network optimization plan and a $3.3 million impairment charge related to our right-of-use asset recognized due to management's decision to move toward a remote-first work environment in the nine months ended September 30, 2021.

Adjusted Operating Efficiency excludes COVID-19 expenses prior to January 1, 2021, stock-based compensation expense, and litigation reserves, expenses associated with our retail network optimization plan and impairment charges. For a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, see “Non-GAAP Financial Measures—Fair Value Pro Forma.”

Return on Equity and Adjusted Return on Equity

For the three months ended September 30, 2021 and 2020, Return on Equity was 18.3% and (5.3)%, respectively, and Adjusted Return on Equity was 19.0% and 3.7%, respectively, For the nine months ended September 30, 2021 and 2020, Return on Equity was 9.1% and (15.2)%, respectively, and Adjusted Return on Equity was 14.4% and (9.0)%, respectively. The increases in Return on Equity and Adjusted Return on Equity were primarily due to higher net income. Net income was higher due to lower credit losses and increased fair value of our loan portfolio due to improved credit outlook. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Average Daily Principal Balance

Average Daily Principal Balance increased by 9.0% from $1.60 billion for the three months ended September 30, 2020 to $1.74 billion for the three months ended September 30, 2021. The increase is primarily driven by increased Aggregate Originations due to higher application volume and an increase in average loan size.

Average Daily Principal Balance decreased by 4.5% from $1.73 billion for the nine months ended September 30, 2020 to $1.65 billion for the nine months ended September 30, 2021. The decrease is primarily driven by shrinkage in our portfolio as a result of lower originations due to economic uncertainty following the onset of the COVID-19 pandemic in March 2020 and a decrease in average loan size. We have seen an increase in Aggregate Originations for the nine months ended September 30, 2021 due to higher application volume.

Owned Principal Balance at End of Period

Owned Principal Balance at End of Period as of September 30, 2021 increased by 18.5% from September 30, 2020, driven by the increase in Aggregate Originations.

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

*Numbers shown reflect year-to-date amounts for the nine months ended September 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2021 divided by the total origination loan volume for that year.

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

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Net lifetime loan losses as of September 30, 2021 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	10.0%*	9.4%*	2.8%*
Outstanding principal balance as of September 30, 2021 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	2.9%	21.2%	63.6%
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Revenue
Interest income	$145,444	$128,739	$401,224	$415,525
Non-interest income	13,640	8,028	31,427	27,377
Total revenue	159,084	136,767	432,651	442,902
Less:
Interest expense	10,574	13,408	36,241	44,879
Total net decrease in fair value	(8,987)	(29,633)	(26,457)	(177,584)
Net revenue	139,523	93,726	369,953	220,439
Operating expenses:
Technology and facilities	34,226	31,641	100,274	93,927
Sales and marketing	32,102	20,634	79,743	65,521
Personnel	29,039	26,662	84,412	79,925
Outsourcing and professional fees	13,348	11,491	40,762	36,232
General, administrative and other	2,686	11,138	22,862	17,591
Total operating expenses	111,401	101,566	328,053	293,196
Income before taxes	28,122	(7,840)	41,900	(72,757)
Income tax expense (benefit)	5,143	(1,794)	8,652	(19,162)
Net income (loss)	$22,979	$(6,046)	$33,248	$(53,595)

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Revenue
Interest income	$145,444	$128,739	$16,705	13.0%	$401,224	$415,525	$(14,301)	(3.4)%
Non-interest income	13,640	8,028	5,612	69.9%	31,427	27,377	4,050	14.8%
Total revenue	$159,084	$136,767	$22,317	16.3%	$432,651	$442,902	$(10,251)	(2.3)%
Percentage of total revenue:
Interest income	91.4%	94.1%			92.7%	93.8%
Non-interest income	8.6%	5.9%			7.3%	6.2%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income increased by $16.7 million, or 13.0%, from $128.7 million for the three months ended September 30, 2020 to $145.4 million for the three months ended September 30, 2021. This increase was primarily attributable to higher Average Daily Principal Balance, which increased from $1.60 billion for the three months ended September 30, 2020 to $1.74 billion for the three months ended September 30, 2021. The increase is due to growth in our portfolio as a result of higher application volume due to increased demand. Interest income was also favorably impacted by an increase in portfolio yield of 116 basis points in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to growth in originations to new customers who generally receive higher APRs than returning customers.

Total interest income decreased by $14.3 million, or 3.4%, from $415.5 million for the nine months ended September 30, 2020 to $401.2 million for the nine months ended September 30, 2021. This decrease was primarily attributable to lower Average Daily Principal Balance, which declined from $1.73 billion for the nine months ended September 30, 2020 to $1.65 billion for the nine months ended September 30, 2021. The decrease is due to shrinkage in our portfolio as a result of lower originations due to economic uncertainty following the onset of the COVID-19 pandemic.

Non-interest income. Total non-interest income increased by $5.6 million, or 69.9%, from $8.0 million for the three months ended September 30, 2020 to $13.6 million for the three months ended September 30, 2021. This increase is primarily due to increased gain on loans sold of $3.4 million, or 88.8% under our whole loan sale programs due to an increase in loans sold resulting from higher origination volume. The increase in non-interest income is also due to increased credit card fees of $1.5 million, which have increased with the growth of our credit card customer base.

Total non-interest income increased by $4.1 million, or 14.8%, from $27.4 million for the nine months ended September 30, 2020 to $31.4 million for the nine months ended September 30, 2021. This increase is primarily due to increased gain on loans sold of $3.7 million, or 27.4% under our whole loan sale programs due to an increase in loans sold resulting from higher origination volume. The increase in non-interest income is also due to increased credit card fees partially offset by decreased servicing fees of $2.7 million for the nine months ended September 30, 2021, or 22.6%, related to the shrinkage in our serviced portfolio of sold loans due to lower loan sale volume since the onset of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans.

See Note 2, Summary of Significant Accounting Policies, and Note 11, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Interest expense	$10,574	$13,408	$(2,834)	(21.1)%	$36,241	$44,879	$(8,638)	(19.2)%
Percentage of total revenue	6.6%	9.8%			8.4%	10.1%
Cost of Debt	2.8%	4.0%			3.3%	4.1%
Leverage as a percentage of Average Daily Principal Balance	86.4%	82.6%			88.8%	84.1%

Interest Expense. Interest expense decreased by $2.8 million, or 21.1%, from $13.4 million for the three months ended September 30, 2020 to $10.6 million for the three months ended September 30, 2021. We financed approximately 86.4% of our loans receivable through debt for the three months ended September 30, 2021, as compared to 82.6% for the three months ended September 30, 2020, and our Average Daily Debt Balance increased from $1.32 billion for the three months ended September 30, 2020 to $1.50 billion for the three months ended September 30, 2021, an increase of 13.9%. Our leverage as a percentage of Average Daily Principal Balance was elevated due to the prefunding account on our 2021-B securitization. Adjusting for this restricted cash amount, our leverage ratio would have been 85.5% for the three months ended September 30, 2021. We have continued to improve our Cost of Debt as we have been able to refinance and increase the size of our securitizations.

Interest expense decreased by $8.6 million, or 19.2%, from $44.9 million for the nine months ended September 30, 2020 to $36.2 million for the nine months ended September 30, 2021. We financed approximately 88.8% of our loans receivable through debt for the nine months ended September 30, 2021, as compared to 84.1% for the nine months ended September 30, 2020, and our Average Daily Debt Balance increased slightly from $1.46 billion for the nine months ended September 30, 2020 to $1.47 billion for the nine months ended September 30, 2021, an increase of 0.9%. Our leverage as a percentage of Average Daily Principal Balance was elevated due to the prefunding account on our 2021-B securitization. Adjusting for this restricted cash amount, our leverage ratio would have been 86.0% for the nine months ended September 30, 2021. We have continued to improve our Cost of Debt as we have been able to refinance and increase the size of our securitizations.

Total net decrease in fair value

Net decrease in fair value reflects changes in fair value of Fair Value Loans and Fair Value Notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and customer payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have derivative instruments related to our credit card funding facility and servicing agreement with WebBank and our bank partnership program with MetaBank, N.A. Changes in the fair value of the derivative asset are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$12,962	$39,828	$(26,866)	*	$52,333	$(52,242)	$104,575	*
Fair value mark-to-market adjustment on asset-backed notes	700	(27,515)	28,215	*	4,237	3,758	479	*
Fair value mark-to-market adjustment on derivatives	935	—	935	*	639	—	639	*
Total fair value mark-to-market adjustment	14,597	12,313	2,284	*	57,209	(48,484)	105,693	*
Charge-offs, net of recoveries on loans receivable at fair value	(23,924)	(41,946)	18,022	*	(84,183)	(129,100)	44,917	*
Excess interest - credit card performance fee	340	—	340	*	517	—	517	*
Total net decrease in fair value	$(8,987)	$(29,633)	$20,646	*	$(26,457)	$(177,584)	$151,127	*
Percentage of total revenue:
Fair value mark-to-market adjustment	9.2%	9.0%			13.2%	(10.9)%
Charge-offs, net of recoveries on loans receivable at fair value	(15.0)%	(30.7)%			(19.5)%	(29.1)%
Total net decrease in fair value	(5.9)%	(21.7)%			(6.2)%	(40.1)%
Discount rate	6.52%	7.84%			6.52%	7.84%
Remaining cumulative charge-offs	7.53%	10.61%			7.53%	10.61%
Average life in years	0.76	0.78			0.76	0.78
* Not meaningful

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended September 30, 2021 was $9.0 million. This amount represents a total fair value mark-to-market increase of $14.6 million, and $23.9 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $13.0 million mark-to-market adjustment on Fair Value Loans due to (a) a decrease in the discount rate from 6.54% as of June 30, 2021 to 6.52% as of September 30, 2021 caused by declining interest rates and credit spreads, and (b) a decrease in remaining cumulative charge-offs from 7.59% as of June 30, 2021 to 7.53% as of September 30, 2021 due to improving credit trends, partially offset by (c) a slight decrease in average life from 0.77 years as of June 30, 2021 to 0.76 years as of September 30, 2021. The $0.7 million mark-to-market adjustment on Fair Value Notes is due to the tendency for asset-backed security prices to trend toward par as they approach their call date, partially offset by tightening in longer-dated asset-backed notes.

Net decrease in fair value for the nine months ended September 30, 2021 was $26.5 million. This amount represents a total fair value mark-to-market increase of $57.2 million, and $84.2 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $52.3 million mark-to-market adjustment on Fair Value Loans due to (a) a decrease in the discount rate from 6.85% as of December 31, 2020 to 6.52% as of September 30, 2021 caused by declining interest rates and credit spreads, and (b) an decrease in remaining cumulative charge-offs from 10.03% as of December 31, 2020 to 7.53% as of September 30, 2021 due to improving credit trends, partially offset by (c) a slight decrease in average life from 0.80 years as of December 31, 2020 to 0.76 years as of September 30, 2021. The $4.2 million mark-to-market adjustment on Fair Value Notes is due to the tendency for asset-backed security prices to trend toward par as they approach their call date, partially offset by tightening in longer-dated asset-backed notes.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Total charge-offs, net of recoveries	$23,924	$41,946	$(18,022)	(43.0)%	$84,183	$129,100	$(44,917)	(34.8)%
Average Daily Principal Balance	$1,741,358	$1,598,141	$143,217	9.0%	$1,654,582	$1,731,748	$(77,166)	(4.5)%
Annualized Net Charge-Off Rate	5.5%	10.4%			6.8%	10.0%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate decreased to 5.5% and 6.8% for the three months and nine months ended September 30, 2021, respectively, from 10.4% and 10.0% for the three and nine months ended September 30, 2020, respectively. Net charge-offs for the three months and nine months ended September 30, 2021 decreased primarily due to the overall improvement in the economy and the impact of stimulus payments to consumers. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due or 180 days contractually past due in the case of credit cards. As a result of the pandemic and based upon our analysis of loan performance following natural disasters or other emergencies, more loans have been determined to be uncollectible prior to reaching 120 days contractually past due, resulting in higher charge-offs. This led to $1.0 million and $6.4 million of additional charge-offs for the three and nine months ended September 30, 2021, respectively, compared to $11.2 million and $15.3 million of additional charge-offs for the three and nine months ended September 30, 2020, respectively.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses. Operating expenses include $14.6 million and $31.7 million related to new products for the three and nine months ended September 30, 2021, respectively. Operating expenses include $4.2 million and $12.4 million related to new products for the three and nine months ended September 30, 2020, respectively.

Technology and facilities

Technology and facilities expense is the largest component of our operating expenses, representing the costs required to build our omni-channel network and technology platform, and consists of three components. The first component is comprised of costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees, and depreciation and amortization. Lastly, this category also includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Technology and facilities	$34,226	$31,641	$2,585	8.2%	$100,274	$93,927	$6,347	6.8%
Percentage of total revenue	21.5%	23.1%			23.2%	21.2%

Technology and facilities. Technology and facilities expense increased by $2.6 million, or 8.2%, from $31.6 million for the three months ended September 30, 2020 to $34.2 million for the three months ended September 30, 2021. The increase is primarily due to a $1.0 million increase in service costs related to higher usage of software and cloud services, $0.6 million of increased depreciation commensurate with growth in internally developed software and $0.5 million increase in usage of temporary contractors to supplement staffing related to new product investment.

Technology and facilities expense increased by $6.3 million, or 6.8%, from $93.9 million for the nine months ended September 30, 2020 to $100.3 million for the nine months ended September 30, 2021. The increase is primarily due to a $3.1 million increase in service costs related to higher usage of software and cloud services, $2.1 million of increased depreciation commensurate with growth in internally developed software and a $1.1 million increase in usage of India off-shoring services and other temporary contractors to supplement staffing related to new product investment.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$32,102	$20,634	$11,468	55.6%	$79,743	$65,521	$14,222	21.7%
Percentage of total revenue	20.2%	15.1%			18.4%	14.8%
Customer Acquisition Cost (CAC)	$152	$207	$(55)	(26.6)%	$166	$223	$(57)	(25.6)%

Sales and marketing. Sales and marketing expenses to acquire our customers increased by $11.5 million, or 55.6%, from $20.6 million for the three months ended September 30, 2020 to $32.1 million for the three months ended September 30, 2021. To grow our loan originations, we increased our investment in marketing initiatives by $13.2 million across various marketing channels, including direct mail, digital advertising and our customer referral programs. This increase was partially offset by $2.4 million lower personnel-related costs as a result of the implementation of our retail network optimization plan that began in the first quarter of 2021. As a result of our increased number of loans originated during the three months ended September 30, 2021, our CAC decreased by 26.6% as compared to the three months ended September 30, 2020.

Sales and marketing expenses to acquire our customers increased by $14.2 million, or 22%, from $65.5 million for the nine months ended September 30, 2020 to $79.7 million for the nine months ended September 30, 2021. To grow our loan originations, we increased our investment in marketing initiatives by $20.7 million across various marketing channels, including direct mail, digital advertising, lead aggregators and our customer referral programs. This increase was partially offset by $6.6 million lower personnel-related costs as a result of the implementation of our retail network optimization plan that began in the first quarter of 2021. As a result of our increased number of loans originated during the nine months ended September 30, 2021, our CAC decreased by 25.6% as compared to the nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Personnel	$29,039	$26,662	$2,377	8.9%	$84,412	$79,925	$4,487	5.6%
Percentage of total revenue	18.3%	19.5%			19.5%	18.0%

Personnel. Personnel expense increased by $2.4 million, or 8.9%, from $26.7 million for the three months ended September 30, 2020 to $29.0 million for the three months ended September 30, 2021, driven by increased compensation expense due to a 5.9% increase in U.S. headcount.

Personnel expense increased by $4.5 million, or 5.6%, from $79.9 million for the nine months ended September 30, 2020 to $84.4 million for the nine months ended September 30, 2021, primarily driven by a $4.1 million increase in compensation expense due to a 5.9% increase in U.S. headcount.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Outsourcing and professional fees	$13,348	$11,491	$1,857	16.2%	$40,762	$36,232	$4,530	12.5%
Percentage of total revenue	8.4%	8.4%			9.4%	8.2%

Outsourcing and professional fees. Outsourcing and professional fees increased by $1.9 million, or 16%, from $11.5 million for the three months ended September 30, 2020 to $13.3 million for the three months ended September 30, 2021. The increase is primarily attributable to a $2.7 million increase in credit report expense due to higher application volume and $1.0 million of higher professional service costs related to credit card and bank partnership programs. These increases were partially offset by a $1.2 million decrease related to ceasing legal collection on defaulted loans since August 2020 and $1.1 million lower outsourced service costs due to the reduced contact center outsourced headcount as compared to prior year as a result of the uncertainty around the COVID-19 pandemic.

Outsourcing and professional fees increased by $4.5 million, or 13%, from $36.2 million for the nine months ended September 30, 2020 to $40.8 million for the nine months ended September 30, 2021. The increase is primarily attributable to a $7.7 million in debt financing fees and expenses related to asset-backed securitizations, $4.0 million increase in credit report expense due to higher application volume and $2.7 million of higher professional service costs related to credit card and bank partnership programs and expenses associated with our prior bank charter application. These increases were partially offset by a $5.6 million decrease related to ceasing legal collection on defaulted loans beginning in August 2020, $2.9 million lower outsourced service costs due to the decline in contact center outsourced headcount that was needed in prior year as a result of the uncertainty around the COVID-19 pandemic and $1.2 million of lower legal fees.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
General, administrative and other	$2,686	$11,138	$(8,452)	(75.9)%	$22,862	$17,591	$5,271	30.0%
Percentage of total revenue	1.7%	8.1%			5.3%	4.0%

General, administrative and other. General, administrative and other expense decreased by $8.5 million, or 76%, from $11.1 million for the three months ended September 30, 2020 to $2.7 million for the three months ended September 30, 2021, primarily due to a $8.8 million litigation reserve recorded for the three months ended September 30, 2020.

General, administrative and other expense increased by $5.3 million, or 30%, from $17.6 million for the nine months ended September 30, 2020 to $22.9 million for the nine months ended September 30, 2021, primarily due to our retail network optimization expenses of $11.1 million related to the retail location closures and $1.6 million related to severance and benefits related to the retail location closures. The increase was also attributable to a $3.3 million impairment charge recognized on a right-of use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment. These increases were partially offset by an $8.8 million decrease in litigation reserve related to prior year and decreases in travel expenses due to the travel restrictions and remote work arrangements resulting from the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2021 and 2020, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Income tax expense (benefit)	$5,143	$(1,794)	$6,937	386.7%	$8,652	$(19,162)	$27,814	145.2%
Percentage of total revenue	3.2%	(1.3)%			2.0%	(4.3)%
Effective tax rate	18.3%	22.9%			20.7%	26.3%

Income tax expense (benefit). Income tax expense increased by $6.9 million or 387%, from a benefit of $1.8 million for the three months ended September 30, 2020 to an expense of $5.1 million for the three months ended September 30, 2021, primarily as a result of having pretax income for the three months ended September 30, 2021 compared to a pretax loss for the three months ended September 30, 2020 as well as tax planning performed by the Company.

Income tax expense increased by $27.8 million or 145%, from a benefit of $19.2 million for the nine months ended September 30, 2020 to an expense of $8.7 million for the nine months ended September 30, 2021, primarily as a result of having pretax income for the nine months ended September 30, 2021 compared to a pretax loss for the nine months ended September 30, 2020 as well as tax planning performed by the Company.

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

It is also possible to estimate the fair value of our loans using a simplified calculation. The table below illustrates a simplified calculation to aid investors in understanding how fair value may be estimated using the last seven quarters:

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

The table below reflects the application of this methodology for the seven quarters since January 1, 2020, on loans held for investment. The data for the three months ended September 30, 2021 in the table below represents our secured and unsecured loan portfolio. For the prior quarters, the data in the table below represents only our unsecured personal loan portfolio which was the primary driver of fair value during those periods.

	Three Months Ended
	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Weighted average portfolio yield over the remaining life of the loans	30.35%	30.28%	30.25%	30.17%	30.50%	30.78%	30.74%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.35%	25.28%	25.25%	25.17%	25.50%	25.78%	25.74%
Multiplied by: Weighted average life in years	0.761	0.769	0.778	0.796	0.775	0.797	0.903
Pre-loss cash flow	19.26%	19.43%	19.64%	20.03%	19.75%	20.54%	23.25%
Less: Remaining cumulative charge-offs	(7.53)%	(7.59)%	(8.60)%	(10.03)%	(10.61)%	(12.73)%	(14.56)%
Net cash flow	11.73%	11.84%	11.04%	10.00%	9.14%	7.81%	8.69%
Less: Discount rate multiplied by average life	(4.96)%	(5.03)%	(5.17)%	(5.45)%	(6.07)%	(7.04)%	(11.54)%
Gross fair value premium (discount) as a percentage of loan principal balance	6.77%	6.81%	5.87%	4.55%	3.07%	0.77%	(2.85)%
Less: Accrued interest and fees as a percentage of loan principal balance	(0.90)%	(0.87)%	(0.92)%	(1.06)%	(1.15)%	(1.35)%	(1.11)%
Fair value premium (discount) as a percentage of loan principal balance	5.87%	5.94%	4.95%	3.49%	1.92%	(0.58)%	(3.96)%
Discount Rate	6.52%	6.54%	6.65%	6.85%	7.84%	8.84%	12.78%

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

Fair Value Pro Forma

We previously elected the fair value option to account for all Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we provided unaudited financial information for the three and nine months ended September 30, 2020 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all remaining loans that had previously been measured at amortized cost. Accordingly, for the three and nine months ended September 30, 2021 and 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the three and nine months ended September 30, 2021 and 2020. As of January 1, 2021, we no longer have any Fair Value Pro Forma adjustments as there are no longer any amortized cost balances. However, on a Fair Value Pro Forma basis, the three and nine months ended September 30, 2020 include Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

Fair Value Pro Forma Condensed Consolidated Statements of Operations Data:

	Three Months Ended September 30, 2021 (1)	Three Months Ended September 30, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$145,444	$128,739	$—	$128,739	$16,705	13.0%
Non-interest income	13,640	8,028	—	8,028	5,612	69.9%
Total revenue	159,084	136,767	—	136,767	22,317	16.3%
Less:
Interest expense	10,574	13,408	(207)	13,201	(2,627)	(19.9)%
Net decrease in fair value	(8,987)	(29,633)	(1,579)	(31,212)	22,225	(71.2)%
Net revenue	139,523	93,726	(1,372)	92,354	47,169	51.1%
Operating expenses:
Technology and facilities	34,226	31,641	—	31,641	2,585	8.2%
Sales and marketing	32,102	20,634	—	20,634	11,468	55.6%
Personnel	29,039	26,662	—	26,662	2,377	8.9%
Outsourcing and professional fees	13,348	11,491	—	11,491	1,857	16.2%
General, administrative and other	2,686	11,138	—	11,138	(8,452)	(75.9)%
Total operating expenses	111,401	101,566	—	101,566	9,835	9.7%
Income (loss) before taxes	28,122	(7,840)	(1,372)	(9,212)	37,334	405.3%
Income tax expense (benefit)	5,143	(1,794)	(375)	(2,169)	7,312	337.1%
Net income (loss)	$22,979	$(6,046)	$(997)	$(7,043)	$30,022	426.3%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the three months ended September 30, 2021 is presented on a GAAP basis and the three months ended September 30, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

	Nine Months Ended September 30, 2021 (1)	Nine Months Ended September 30, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$401,224	$415,525	$—	$415,525	$(14,301)	(3.4)%
Non-interest income	31,427	27,377	—	27,377	4,050	14.8%
Total revenue	432,651	442,902	—	442,902	(10,251)	(2.3)%
Less:
Interest expense	36,241	44,879	(889)	43,990	(7,749)	(17.6)%
Net decrease in fair value	(26,457)	(177,584)	667	(176,917)	150,460	85.0%
Net revenue	369,953	220,439	1,556	221,995	147,958	66.6%
Operating expenses:
Technology and facilities	100,274	93,927	—	93,927	6,347	6.8%
Sales and marketing	79,743	65,521	—	65,521	14,222	21.7%
Personnel	84,412	79,925	—	79,925	4,487	5.6%
Outsourcing and professional fees	40,762	36,232	—	36,232	4,530	12.5%
General, administrative and other	22,862	17,591	—	17,591	5,271	30.0%
Total operating expenses	328,053	293,196	—	293,196	34,857	11.9%
Income (loss) before taxes	41,900	(72,757)	1,556	(71,201)	113,101	158.8%
Income tax expense (benefit)	8,652	(19,162)	682	(18,480)	27,132	146.8%
Net income (loss)	$33,248	$(53,595)	$874	$(52,721)	$85,969	163.1%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the nine months ended September 30, 2021 is presented on a GAAP basis and the nine months ended September 30, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

Fair Value Pro Forma Condensed Consolidated Balance Sheet Data:

	September 30, 2021 (1)	December 31, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$168,407	$136,187	$—	$136,187	$32,220	23.7%
Restricted cash	55,348	32,403	—	32,403	22,945	70.8%
Loans receivable (1)	1,971,375	1,696,526	—	1,696,526	274,849	16.2%
Other assets	152,751	143,935	—	143,935	8,816	6.1%
Total assets	2,347,881	2,009,051	—	2,009,051	338,830	16.9%
Total debt (2)	1,688,419	1,413,694	—	1,413,694	274,725	19.4%
Other liabilities	148,043	128,990	682	129,672	18,371	14.2%
Total liabilities	1,836,462	1,542,684	682	1,543,366	293,096	19.0%
Total stockholder's equity	511,419	466,367	(682)	465,685	45,734	9.8%
Total liabilities and stockholders' equity	$2,347,881	$2,009,051	$—	$2,009,051	$338,830	16.9%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the balances as of September 30, 2021 are presented on a GAAP basis and the balances as of December 31, 2020 include Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with a litigation reserve, our retail network optimization plan and impairment charges because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted EBITDA. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted EBITDA because our business practices have been updated to operate in the current environment.
•We also reverse origination fees for Fair Value Loans, net. We recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value mark-to-market adjustment on Fair Value Loans	$12,962	$39,828	$52,333	$(52,242)
Fair value mark-to-market adjustment on asset-backed notes	700	(29,094)	4,237	4,425
Fair value mark-to-market adjustment on derivatives	935	—	$639	—
Total fair value mark-to-market adjustment	$14,597	$10,734	$57,209	$(47,817)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2021	2020	2021	2020
Net income (loss)	$22,979	$(6,046)	$33,248	$(53,595)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	(997)	—	874
Income tax expense (benefit)	5,143	(2,169)	8,652	(18,480)
COVID-19 expenses (2)	—	1,011	—	4,052
Depreciation and amortization	5,690	5,117	16,992	14,878
Stock-based compensation expense	4,598	5,194	14,542	14,317
Litigation reserve	—	8,750	—	8,750
Retail network optimization expenses	114	—	12,787	—
Impairment (3)	—	—	3,324	—
Origination fees for Fair Value Loans, net	(5,863)	(1,296)	(9,070)	3,520
Fair value mark-to-market adjustment	(14,597)	(10,734)	(57,209)	47,817
Adjusted EBITDA (4)	$18,064	$(1,170)	$23,266	$22,133

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
(4) For the three and nine months ended September 30, 2021, Adjusted EBITDA included a pre-tax impact of $8.1 million and $21.8 million, respectively, related to the launch of new products and services (such as secured personal loans, credit card, bank partnership and expenses associated with our prior bank charter application). For the three and nine months ended September 30, 2020, Adjusted EBITDA included a pre-tax impact of $3.2 million and $9.7 million, respectively, related to the launch of new products and services (such as auto and credit card).

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with a litigation reserve, our retail network optimization plan and impairment charges, because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Net Income. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Net Income because our business practices have been updated to operate in the current environment.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (Loss) (in thousands)	2021	2020	2021	2020
Net income (loss)	$22,979	$(6,046)	$33,248	$(53,595)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	(997)	—	874
Income tax expense (benefit)	5,143	(2,169)	8,652	(18,480)
COVID-19 expenses (2)	—	1,011	—	4,052
Stock-based compensation expense	4,598	5,194	14,542	14,317
Litigation reserve	—	8,750	—	8,750
Retail network optimization expenses	114	—	12,787	—
Impairment (3)	—	—	3,324	—
Adjusted income (loss) before taxes	32,834	5,743	72,553	(44,082)
Normalized income tax expense (benefit)	8,997	1,570	19,880	(12,347)
Adjusted Net Income (Loss) (4)	$23,837	$4,173	$52,673	$(31,735)
Income tax rate (5)	27.4%	27.4%	27.4%	28.0%
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
(4) For the three and nine months ended September 30, 2021, Adjusted Net Income includes an after-tax impact of $5.9 million and $16.2 million, respectively, related to the launch of new products and services (such as secured personal loans, credit card, bank partnership and expenses associated with our prior bank charter application). For the three and nine months ended September 30, 2020, Adjusted Net Income includes an after-tax impact of $2.6 million and $7.9 million, respectively, related to the launch of new products and services (such as auto and credit card).
(5) Income tax rate for the three and nine months ended September 30, 2021 is based on a normalized statutory rate and the three and nine months ended September 30, 2020 is based on the effective tax rate.

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

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Diluted earnings (loss) per share	$0.75	$(0.22)	$1.11	$(1.97)
Adjusted EPS
Adjusted Net Income (Loss)	$23,837	$4,173	$52,673	$(31,735)

Basic weighted-average common shares outstanding	28,167,686	27,459,192	27,982,273	27,237,246
Weighted average effect of dilutive securities:
Stock options	1,451,687	1,188,396	1,351,288	—
Restricted stock units	884,400	75,282	726,114	—
Diluted adjusted weighted-average common shares outstanding	30,503,773	28,722,870	30,059,675	27,237,246
Adjusted Earnings (Loss) Per Share	$0.78	$0.15	$1.75	$(1.17)

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and nine months ended September 30, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Return on Equity	18.3%	(5.3)%	9.1%	(15.2)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$23,837	$4,173	$52,673	$(31,735)
Fair Value Pro Forma average stockholders' equity (1)	$497,876	$453,493	$488,893	$471,422
Adjusted Return on Equity	19.0%	3.7%	14.4%	(9.0)%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the average stockholders' equity amount as of September 30, 2021 reflects the average of the GAAP stockholders' equity account as of December 31, 2020 and the GAAP stockholders' equity account as September 30, 2021.

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with a litigation reserve, our retail network optimization plan and impairment charges divided by total revenue. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Operating Efficiency. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Operating Efficiency because our business practices have been updated to operate in the current environment. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and nine months ended September 30, 2021 and 2020:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating Efficiency	70.0%	74.3%	75.8%	66.2%
Adjusted Operating Efficiency
Total revenue	159,084	136,767	432,651	442,902
Total operating expense	111,401	101,566	328,053	293,196
COVID-19 expenses (1)	—	(1,011)	—	(4,052)
Stock-based compensation expense	(4,598)	(5,194)	(14,542)	(14,317)
Litigation reserve	—	(8,750)	—	(8,750)
Retail network optimization expenses	(114)	—	(12,787)	—
Impairment (2)	$—	$—	$(3,324)	$—
Total adjusted operating expenses	$106,689	$86,611	$297,400	$266,077
Adjusted Operating Efficiency	67.1%	63.3%	68.7%	60.1%
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

Current debt facilities

The following table summarizes our current debt facilities available for funding our lending activities and our operating expenditures as of September 30, 2021:

Debt Facility	Scheduled Amortization Period Commencement Date	Interest Rate	Principal (in thousands)
Secured Financing - PLW	9/1/2024	LIBOR (minimum of 0.00%) + 2.17%	$529,002
Asset-Backed Securitization-Series 2021-B Notes	5/1/2024	2.05%	500,000
Asset-Backed Securitization-Series 2021-A Notes	3/1/2023	1.79%	375,000
Asset-Backed Securitization-Series 2019-A Notes	8/1/2022	3.46%	279,412
			$1,683,414

The outstanding amounts set forth in the table above are consolidated on our balance sheet whereas loans sold to a third-party institutional investor are not on our balance sheet once sold.

On September 8, 2021, we closed on a Personal Loan Warehouse facility ("PLW"). In connection with the PLW facility, our wholly-owned subsidiary Oportun PLW Trust entered into a Loan and Security Agreement to borrow up to $600.0 million committed through September 2024. Borrowings under the PLW facility accrue interest at a rate equal to one-month LIBOR plus a spread of 2.17%. On September 8, 2021, our wholly-owned subsidiary, Oportun Funding V, LLC, as issuer under the Variable Funding Note Warehouse ("VFN") facility, terminated the VFN facility. Final payment was made on the VFN facility in the amount of $219.0 million, plus the accrued and unpaid interest, which is the amount sufficient to satisfy and discharge Oportun Funding V, LLC's obligations under the VFN facility notes and the indenture. The final payment was funded by drawing upon our PLW facility.

On September 8, 2021, our wholly-owned subsidiary Oportun Funding XII, LLC, the issuer under the Series 2018-D asset-backed securitization transaction, completed the redemption of all $175.0 million of outstanding Series 2018-D Notes, plus the accrued and unpaid interest. In connection with the redemption, all obligations of Oportun Funding XII, LLC under the 2018-D Notes and the indenture were satisfied and discharged. The redemption was funded by drawing upon our facility.

On October 28, 2021, the Company announced the issuance of $500.0 million of 3 year fixed-rate asset-backed notes by Oportun Issuance Trust 2021-C, a wholly-owned subsidiary of the Company, and secured by a pool of its unsecured and secured personal installment loans (the "2021-C Securitization"). The 2021-C Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average fixed interest rate of 2.48% per annum.

Lenders do not have direct recourse to Oportun Financial Corporation or Oportun, Inc.

Debt

Our ability to utilize our Personal Loan Warehouse facility as described herein is subject to compliance with various requirements, including:

•Eligibility Criteria. In order for our loans to be eligible for purchase by Oportun PLW Trust, they must meet all applicable eligibility criteria;
•Concentration Limits. The collateral pool is subject to certain concentration limits that, if exceeded, would reduce our borrowing base availability by the amount of such excess; and
•Covenants and Other Requirements. The Personal Loan Warehouse facility contains several financial covenants, portfolio performance covenants and other covenants or requirements that, if not complied with, may result in an event of default and/or an early amortization event causing the accelerated repayment of amounts owed. The Personal Loan Warehouse facility also requires us to get lender consent prior to making material changes to our credit and collection policies.
As of September 30, 2021, we were in compliance with all covenants and requirements per the Personal Loan Warehouse facility. As of September 8, 2021, the termination date of the VFN facility, we were in compliance with all covenants and requirements of the VFN facility prior to its termination and replacement.

For more information regarding our Secured Financing facilities, see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

As of September 30, 2021, we were in compliance with all covenants and requirements of all our asset-backed notes.

For more information regarding our asset-backed securitization facilities, see Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Credit card receivables retention facility and servicing

On February 5, 2021, we entered into a Receivables Retention Facility Agreement, a Servicing Agreement and other related documents with WebBank, providing us with additional funding to expand our credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. We will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables and charged-off receivables. The Retention Facility commenced on February 9, 2021 and has a two-year term. We will provide certain marketing, processing and accounting processing services to WebBank in connection with our credit card warehouse facility. WebBank will pay us a servicing fee of 5% to service the accounts and certain excess collections on a monthly basis. To provide additional funding for our credit card product, through agreements entered into in July, September and October 2021, WebBank and the Company agreed to temporarily increase the size of the Retention Facility to $38.5 million through, the earlier of, the closing of a new credit facility or November 30, 2021.

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

Cash, cash equivalents, restricted cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash, cash equivalents and restricted cash	$223,755	$163,480
Cash provided by (used in)
Operating activities	103,728	139,407
Investing activities	(316,741)	119,369
Financing activities	268,178	(231,437)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Cash flows

Operating Activities

Our net cash provided by operating activities was $103.7 million and $139.4 million for the nine months ended September 30, 2021 and 2020, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(316.7) million and $119.4 million for the nine months ended September 30, 2021 and 2020, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to disbursements on originations of loans increasing by $448.4 million while repayments of loan principal only increased by $13.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Financing Activities

Our net cash provided by (used in) financing activities was $268.2 million and $(231.4) million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net cash provided by financing activities was primarily driven by the issuance of our Series 2021-A and Series 2021-B asset-backed notes securitizations and the borrowings under our Secured Financing facilities, partially offset by redemptions of our Series 2018-A, 2018-B and 2018-C asset-backed notes and repayments of borrowings on our Secured Financing facilities. For the nine months ended September 30, 2020, net cash used in financing activities was primarily driven by repayments of borrowings on our Secured Financing facility and redemption of our Series 2017-A and 2017-B asset-backed notes, partially offset by borrowings on our Secured Financing facility.

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

Off-Balance Sheet Arrangements

On February 5, 2021, we entered into an off-balance sheet arrangement under the Receivables Retention Facility Agreement, an Amended and Restated Credit Card Program and Servicing Agreement and other related documents with WebBank, a Utah-chartered industrial bank, providing us with additional funding to expand our credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank will originate, fund and retain credit card receivables up to $25.0 million. We will purchase any excess receivables originated above the $25.0 million amount, in addition to certain ineligible receivables. We will provide certain marketing, processing and accounting processing services to WebBank in connection with our credit card program. As of September 30, 2021, $36.2 million of the $38.5 million has been utilized. The Retention Facility commenced on February 9, 2021 and has a two-year term. To provide additional funding for our credit card product, through agreements entered into in July, September and October 2021, WebBank and the Company agreed to temporarily increase the size of the facility to $38.5 million through, the earlier of, the closing of a new credit facility or November 30, 2021.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, results of operations and financial condition. The following risks could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
•If we are unable to effectively optimize the mix of our channel ecosystem and serve our customers in their preferred channel, our business and results of operations may be adversely affected.
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
•We are exposed to geographic concentration risk.
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
•In connection with our securitizations, Secured Financing facilities, and whole loan sales, we make representations and warranties concerning these loans. If those representations and warranties are not correct, we could be required to repurchase the loans. Any significant required repurchases could have an adverse effect on our ability to operate and fund our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our 2020 Form 10-K.

Risks Related to Our Business

The global COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.*

The COVID-19 pandemic and health and safety measures taken by governments and private industry in response to the pandemic, including shelter-in-place orders, restrictions on business operations, and travel restrictions, have significantly impacted worldwide economic activity and continues to create economic uncertainty. The extent to which the spread of COVID-19 (including its variant strains) impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including the spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic conditions can resume. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price as well as our ability to access capital markets. If funds become unavailable, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to further curtail our origination of loans, which could result in volatility in our results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, our business may be adversely affected as a result of the virus’ global economic impact.

The COVID-19 pandemic has adversely affected our business in a number of ways, including a decreased demand for our products, which, has decreased originations, and which could negatively impact our liquidity position and growth strategy. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and charge-offs and may cause other unpredictable and adverse events. If the pandemic continues or worsens, there may be continued or heightened impact on demand for our loans and on our customers’ ability to repay their loans. Governmental stimulus measures may have favorably impacted some of our customers and helped them to meet their loan obligations. If these benefits are not reinstated, or are reinstated at a reduced level than otherwise expected, or if other stimulus measures benefiting such customers are not enacted in the near term, the effect may materially and adversely impact the ability of customers to make timely payments and may result in an increase in loan delinquencies. In addition, governmental stimulus may result in reduced demand for our products, and any further economic relief or stimulus payment provided by the government in the future may cause demand for our products to remain depressed from prior levels.

Similar to relief options we have previously offered to customers impacted by natural disasters such as hurricanes and wildfires, we have and are continuing to offer payment relief options to customers impacted by the COVID-19 pandemic, including emergency hardship programs, reduced payment plans, late fee waivers and other customer accommodations. Unlike the relief options offered for natural disasters, which were limited to the affected geographies, COVID-19 related relief is being offered in all states in which we do business and has and may continue to adversely affect our business, financial condition, results of operations, and cash flows. While the percentage of our owned portfolio balance in active deferral status under the Emergency Hardship Deferral program has declined since early 2020, there can be no assurance that customer inquiries related to relief options will not increase in the future, either as a result of COVID-19 or a future emergency or disruption in the economy. Legal, regulatory and media concerns about the lending industry in general, or our practices, during the COVID-19 pandemic could result in additional restrictions affecting the conduct of our business in the future either due to regulatory requirements or made voluntarily due to reputational or other pressures. These changes could include, but are not limited to, requirements that we waive or lower interest, payments, or otherwise alter our collection practices or forgive debt for those impacted by COVID-19. If we implement any of these changes, such changes could adversely affect our income and other results of operations in the near term, make collection of our personal loans more difficult, reduce income received from such loans or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to such loans.

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

The ultimate extent of the impact of the COVID-19 pandemic on our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, timing of the vaccine rollout and herd immunity locally and globally, resurgence of infection rates from COVID-19 (including its variant strains), efficacy of the vaccines against COVID-19 and its variant strains, vaccination against COVID-19 as a condition of employment, as we have required in the U.S., timing of global recovery, and economic normalization and responses taken by governmental authorities and other third parties due to the COVID-19 pandemic, including economic assistance programs and stimulus efforts. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we do not yet know how our business, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

We have incurred net losses and may incur net losses in the future.*

For the year ended December 31, 2020, we had a net loss of $45.2 million and we have experienced net losses in the past. As of September 30, 2021, our retained earnings were $69.7 million. We will need to generate and sustain increased revenue and net income levels in future periods in order to achieve and increase profitability, and, even if we do, we may not be able to maintain or increase our level of profitability over the long term. We intend to continue to expend significant funds to grow our business, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. We have implemented measures to reduce operating costs, and we continuously evaluate other opportunities to reduce costs further. If we are unable to achieve or sustain profitability, our business would suffer, and the market price of our common stock may decrease.

Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, due to factors such as our election of the fair value option and the evolving and uncertain duration of the COVID-19 pandemic. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

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

In addition, we experience significant seasonality in demand for our loans, which is generally lower in the first quarter. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our customers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces their borrowing needs. While our growth has obscured this seasonality from our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. However, the impact of the COVID-19 pandemic has and may continue to disrupt the seasonal trends our business has otherwise consistently experienced.

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
•efficiently manage and expand our presence and activities in states in which we operate, as well as expand into new states, including successfully developing our bank partnerships;
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

Further, many economic and other factors outside of our control, including general economic and market conditions, global pandemics, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy, may adversely affect our ability to sustain revenue growth consistent with recent history. For example, since the onset of the COVID-19 pandemic in March 2020, we have experienced a slowdown in our loan originations and it is uncertain how long this slowdown may continue. If we experience additional slowdown in our loan origination due to the COVID-19 pandemic or other factors outside of our control, our results of operations, financial condition, and cash flows will suffer.

Our risk management efforts may not be effective, which may expose us to market risks that harm our results of operations.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational risks. Our risk management policies, procedures and models may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks that arise in the future.

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

Our business may be adversely affected by disruptions in the credit markets, including reduction in our ability to finance our business.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our customers. See more information about our outstanding debt in Note 8 to the Notes to the Condensed Consolidated Financial Statements (Unaudited). However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all, particularly in light of capital markets volatility stemming from the COVID-19 pandemic. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. The risk of volatility surrounding the global economic system, including due to the COVID-19 pandemic and other disruptions, as well as uncertainty surrounding the future of regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") continue to create uncertainty around access to the capital markets. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors, including investment banks, traditional and alternative asset managers and other entities. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail our origination of loans. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult to extend the timeline for ceasing publication for certain tenors of U.S. dollar LIBOR to June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could increase our interest rate risk related to our Personal Loan Warehouse facility which is currently tied to LIBOR. Changes in interest rates or foreign currency exchange rates could affect our interest expense, which could result in volatility in our results of operations, financial condition, and cash flows.

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

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 84% of our total assets and Fair Value Notes represented 63% of our total liabilities as of September 30, 2021. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

In August 2020, we changed our small claims filing practices, which included the dismissal of all pending small claims court filings, suspension of all new small claims filings and the commitment to reduce court filings by 60% in the future. If we are unable to employ alternative means of engaging severely delinquent customers the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, our contact centers, either owned or through our outsourcing partners, are located in various jurisdictions within three countries, all of which have varying social distancing orders in place. While we have been successful thus far in complying with these orders and keeping contact centers operational, predominantly by moving the majority of contact center staff to remote working environments, our ability to perform collections activities is highly dependent on the ability of our contact center staff to continue to work, either in the contact center or remotely. If a significant percentage of our contact center workforce is unable to work as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work environments or technology, utility, or other failures or limitations, our ability to collect payment may be adversely affected. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of customers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans are dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of customers who successfully discharge their loans in a bankruptcy action, our revenue and results of operations could be adversely affected.

We incorporate our estimate of lifetime loan losses in our measurement of fair value for our Fair Value Loans. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. Given the unprecedented nature of the COVID–19 pandemic and its impact on the economy, the amount of subjective assessment and judgment applied to develop our forecasts has increased materially, since no directly corresponding historical data set exists. Our methodology for establishing our fair value is based on the guidance in Accounting Standards Codification, 820 and 825, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our estimate of lifetime loan losses, the fair value may be reduced for our Fair Value Loans, which will decrease Net Revenue. Our calculations of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our calculations of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our loss estimates or our calculations of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate the availability of debt financings to us.

Our results of operations and financial condition and our customers’ willingness to borrow money from us and ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.*

Uncertainty and negative trends in general economic conditions in the United States and abroad have historically created a difficult operating environment for our business and other companies in our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, our customers’ willingness to incur loan obligations and/or affect our customers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, immigration policies, gas prices, energy costs, government shutdowns, delays in tax refunds, significant tightening of credit markets, and interest rates, as well as events such as natural disasters, acts of war, terrorism, social unrest, catastrophes, epidemics, and pandemics, including COVID-19.

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

Negative perception of our consumer loans, our loan origination, marketing, servicing and collections practices, or other activities may also result in us being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our consumer loans, or our marketing and servicing of such loans, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected. Entry into new products, as well as into the banking business or new origination channels, such as bank partnerships, other partnerships, or Oportun Bank could lead to negative publicity or draw additional scrutiny.

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of customer information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a CDFI. Similar to relief options we have previously offered to customers impacted by natural disasters such as hurricanes and wildfires, since the onset of the COVID-19 pandemic we have been working with certain customers to waive fees and offer deferrals of loan payments and reduced payment plans. We believe our actions are consistent with our mission and regulatory guidance, but we cannot be certain that our approaches to servicing our customers will not lead to criticism which could harm our reputation.

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

If we are unable to effectively optimize the mix of our channel ecosystem and serve our customers in their preferred channel, our business and results of operations may be adversely affected.*

Our future growth strategy depends in part on our ability to optimize the mix of our channel ecosystem and serve our customers in their preferred channel. If we are unable to optimize our channel mix, our ability to serve and attract customers may be harmed and our profit margins may decline. If we are unsuccessful in serving customers through their preferred channel, our results of operations could be adversely affected. We will continue to assess our growth strategy and our channel mix will continue to evolve and may change as the business grows.

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

We may change our strategy or underwriting and servicing practices, which may adversely affect our business.*

We may change our strategy or any of our underwriting guidelines at any time without notice. For example, in late March 2020, we significantly tightened our underwriting criteria. In addition, in August 2020, we implemented a nationwide 36% APR cap for newly originated loans which may have a potential impact on our yield or other unanticipated impacts that could adversely affect our results of operations and financial condition. We may also decide to retain more loans rather than sell them to third parties. We continue to evaluate our business strategies and underwriting and servicing practices and in the future, may make additional changes, including due to changing economic conditions, regulatory requirements and industry practices. For example, on July 28, 2020, we published a press release and a blog post announcing, among other things, changes to our legal collections practices to better align with our mission, including a reduction in future case filings. In addition, if we reapply in the future and receive the “preliminary conditional approval” to obtain a national bank charter from the Office of the Comptroller of the Currency (OCC) to establish Oportun Bank, such approval may be conditioned on, among other things, substantial changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives and in the future, Oportun Bank would be subject to additional federal supervision and regulation, which may require additional changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives. Any changes in strategy, underwriting or servicing practices could result in us holding a loan portfolio with a different risk profile from our current risk profile. Additionally, a change in our strategy or underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk, all of which could adversely affect our business, results of operations and financial condition.

We may evaluate, and potentially consummate, acquisitions, which could require significant management attention, consume our financial resources, disrupt our business, and adversely affect our financial results.*

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We have previously acquired, and in the future, may acquire, complementary assets or businesses. The risks we face in connection with acquisitions include:

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

We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.*

We intend to continue expanding into new geographic regions, including through strategic partnerships or Oportun Bank. Through our bank partnership, we recently entered into an additional 21 states, increasing our geographical presence to 33 states as of September 30, 2021. In addition, each of the new states where we do not currently operate may have different laws and regulations that apply to our products and services. As such, we expect to be subject to significant additional legal and regulatory requirements, including various federal and state consumer lending laws. We have limited experience in managing risks and the compliance requirements attendant to these additional legal and regulatory requirements in new geographies or related to strategic partnerships. The costs of compliance and any failure by us to comply with such regulatory requirements in new geographies could harm our business. If our partners decide to or are no longer able to provide their services, we could incur temporary disruptions in our loan transactions or we may be unable to do business in certain states or certain locations.

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

As of September 30, 2021, 52.6%, 26.8%, 6.2% and 5.5% of our Owned Principal Balance at End of Period related to customers from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.*

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated, as well as during the COVID-19 pandemic due to fraud with COVID-19 related themes. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information. Also, we continue to develop and expand our mobile origination channel, which involves the use of internet and telecommunications technologies (including mobile devices) to offer our products and services. We expect that originations in states where we do not currently operate will likely initially occur on a “mobile-first” basis without physical locations, increasing reliance on mobile technologies which may be more susceptible to the fraudulent activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. Additionally, expanding into other products may introduce opportunities for fraudulent activity that we have not previously experienced. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. If the level of our fraud losses increases, our results of operations could be harmed, our brand and reputation may be negatively impacted, we may be subjected to higher regulatory scrutiny and our costs may increase as we attempt to reduce such fraud.

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

Further, any belief by customers or others that a security breach or other incident has affected us or any of our service providers, even if a security breach or other incident has not affected us or any of our service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to attract new customers and retain existing customers.

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

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.*

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. The CFPB issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Additionally, the OCC has issued similar guidance for institutions under its supervision, which apply to bank partners and would apply to Oportun Bank (if established as a national bank). Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB, the OCC, and other regulators have issued and may issue additional regulatory guidance to focus on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions.

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

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in the San Francisco Bay Area where our headquarters is located. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. In addition, the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our geographic footprint. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a decline in the price of our stock may adversely affect our recruitment strategies. Additionally, changes to U.S. immigration policies, as well as restrictions on global travel due to public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent.

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

Our workforce is comprised primarily of bilingual employees who work on an hourly basis. In certain areas where we operate, there is significant competition for hourly bilingual employees and the lack of availability of an adequate number of hourly bilingual employees could adversely affect our operations. In addition, we are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. We are from time to time subject to employment-related claims, including wage and hour claims. Further, legislated increases in minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, and compliance costs and fines, would increase our labor costs, which could have an adverse effect on our business.

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

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of September 30, 2021, we had 1,519 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to customer-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore customer-facing contact center activities in Mexico, Colombia, and Jamaica, and may in the future include additional locations in other countries. In addition, we opened a technology development center in India in 2019, staffed through outsourcing partners, and more recently, our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of September 30, 2021, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 468 full-time equivalents in Colombia, Jamaica, and India. These international activities are subject to inherent risks that are beyond our control, including:

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

In addition, a large number of customers make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason, including as a result of the COVID-19 pandemic or other public health crisis, localized weather events, or natural or man-made disasters, our ability to conduct business and collect payments from customers on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, during parts of the COVID-19 pandemic, we temporarily closed a few of our retail locations due to public health orders or other concerns, which we believe resulted in lower Aggregate Originations. While all of our retail locations are currently open, it is possible that we will have to temporarily close retail locations as necessary due to public health orders or other concerns relating to COVID-19 or other highly contagious disease. The closure of retail locations could further adversely affect our loan originations, customer experience, results of operations, and financial condition.

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

Our proprietary technology, including our credit risk models, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. The expansion of our suite of financial products and services may create additional trademark risk. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial legal settlement costs, including royalty payments, and to modify applications or refund fees. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

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

Our business is subject to numerous federal, state and local laws and regulations. Statutes, regulations and policies affecting lending institutions are continually under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws or regulations, or the regulatory application or interpretation of the laws and regulations applicable to us, could adversely affect our ability to operate in the manner in which we currently conduct business. Such changes in, and in the interpretation and enforcement of, laws and regulations may also make it more difficult or costly for us to originate additional loans, or for us to collect payments on our loans to customers or otherwise operate our business by subjecting us to additional licensing, registration and other regulatory requirements in the future. For instance, bills have been introduced in Congress and in several states in recent years proposing various usury caps and other provisions that could otherwise greatly restrict the rates and fees that lenders can charge customers for late and returned payments. If such a bill were to be enacted, it could restrict profitability for us.

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

On March 3, 2021, we received a Civil Investigative Demand (CID) from the CFPB (the "Initial CID"). The stated purpose of the Initial CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have not been in compliance with certain federal consumer protection laws over which the CFPB has jurisdiction. On May 19, 2021 and September 24, 2021, we received additional information requests in the form of CIDs (the "Additional CIDs") related to the Initial CID. The information requests in the Initial CID, as well as the Additional CIDs, are focused on our legal collection practices from 2019 to 2021 and hardship treatments offered to customers during the COVID-19 pandemic.

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

For example, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which broadly defines personal information and took effect on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections and provides for civil penalties for CCPA violations, in addition to providing for a private right of action for data breaches. In addition, a new ballot initiative, the California Privacy Rights Act (the "CPRA") was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates the California Privacy Protection Agency to enforce the laws. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Whereas we have implemented measures designed to comply with applicable obligations under the CCPA and other applicable laws and regulations relating to privacy, data protection and information security, several other states are working to pass comprehensive privacy laws and compliance with these and other current and future laws and regulations relating to privacy, data protection and information security could result in higher compliance, technical or operating costs, require significant changes to our operations or prevent us from providing our products and services or certain features. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection and information security, it is possible that our interpretations of the law, practices or products and services could be inconsistent with or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. Our failure, or the failure by our third-party providers or others with whom we do business, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or the perception that any of the foregoing has occurred, could damage our reputation and market reputation, harm our ability to obtain market adoption, discourage new and existing customers and prospective customers from using our products and services, require us to change our business practices or operational structure or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.

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

Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.*

We currently have a bank partnership program with WebBank for our credit card product. In August 2021, we rolled out a bank partnership program with MetaBank, N.A. to offer unsecured installment loans.

State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. There has been state legislative action, litigation, and regulatory enforcement that has challenged, or is currently challenging, the contention that a bank acting as a loan’s lender is the true lender and asserting that the party providing the source of loan financing or marketing, purchasing and servicing the loan, is instead the true lender. In the event of any recharacterization of the applicable originator’s status as a true lender, any affected customer loans may not be enforceable, could be subject to offset and may further result in fines, penalties, damages, compliance costs or related operational burdens. Additionally, the OCC and Federal Deposit Insurance Corporation ("FDIC") recently issued "Valid when made" rules for which both regulators were sued by various states. The “true lender” rule issued by the OCC and effective as of December 2020 was recently repealed under the Congressional Review Act. The uncertainty of the federal and state regulatory environments around bank partnership programs means that our efforts to launch an installment loan product through a bank partner may not ultimately be successful, or it may be challenged by federal legislation or regulatory action, or by one or more states in which we have or intend to launch such a program. Our business may also be adversely affected if we are unable to continue our bank partnership programs in existing states or expand into new states due to legislative or regulatory changes, court decisions or other governmental action that challenge the use of bank partnership programs. Furthermore, federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards may limit the business activity of banks and affiliates under these structures and control the method by which we can conduct business. Regulation by a federal banking regulator may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny or limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

We may pursue a national bank charter which could subject us to significant new regulation.*

In November 2020, we applied to obtain a national bank charter through the establishment of a de novo bank to, among other things, allow us to offer additional products and services, provide us with new sources of lower cost funding and give our business regulatory clarity. On October 8, 2021, we announced that we were voluntarily withdrawing our previously filed application and planned to amend elements of the application to reflect changes in our business. If we were to reapply for a national bank charter and an approval was received, the OCC’s approval may be conditioned on requirements that we enhance our governance, compliance, controls and management infrastructure and capabilities in order to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators. Additionally, such conditions may require substantial changes to our origination, servicing or collection practices, policies and procedures or other business practices or initiatives.

If we were to reapply and a preliminary conditional approval was received, it is anticipated that we would be required, as a condition, to apply for and receive approval on our FDIC insurance application and our application with the Federal Reserve to become a bank holding company. Preliminary conditional approval does not guarantee that Oportun Bank would receive final approval from the OCC or commence operations within a specific time frame or at all. There can be no assurances that we will successfully complete the national bank application and approval process, and it is possible that we could establish or acquire a banking entity in a different form, or none at all.

If we were to obtain a national bank charter, we would be subject to supervision and regulation by the OCC under the National Bank Act, by the FDIC and by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act which could be subject to certain restrictions and requirements, including capital requirements and shareholder requirements. In addition, if at any point Oportun Bank holds over $10 billion in assets, which is not expected initially, the CFPB would be its primary regulator for consumer compliance purposes. Due to their broad authority to regulate compliance, as well as safety and soundness, examinations by such federal regulators may involve more scrutiny or cover a broader range than those examinations conducted by our current regulators.

In addition, as a bank holding company, we would generally be prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.

If we obtain a national bank charter, certain of our stockholders may need to comply with applicable federal banking statutes and regulations, including the Change in Bank Control Act and the Bank Holding Company Act. Specifically, stockholders holding 10.0% or more of our voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Federal Reserve. This requirement may deter certain existing or potential stockholders from purchasing shares of our common stock, which may suppress demand for the stock and cause the price to decline.

Oportun Bank would be subject to similar additional regulation if established as a banking entity in another form. Our efforts to comply with such additional regulation may require substantial time and monetary commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance may be adversely affected.

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

In addition, our Personal Loan Warehouse facility carries a floating rate of interest linked to LIBOR. In July 2017, the U.K. announced the discontinuation of LIBOR which could result in interest rate increases on our Personal Loan Warehouse facility which could adversely affect our results of operations.

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the Secured Financing facilities) and whole loan sale facilities. Our liquidity would be adversely affected by our inability to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For example, our securitizations contain collateral performance threshold triggers related to the three-month average annualized gross charge–off or net charge-off rate which, if exceeded, would lead to early amortization. If the economic impact of the COVID-19 pandemic causes our charge-offs to increase; depending upon how high charge-offs increase, the thresholds on our securitizations could be exceeded leading to an early amortization event. In addition, in response to the COVID-19 pandemic, we implemented certain credit tightening measures. Those measures, combined with lower customer demand, have led to lower originations. As such, to support our collateral requirements under our financing agreements, we have been using a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our backup servicer or another replacement servicer. If we are replaced as servicer to these loans, there is no guarantee that the backup services will be adequate. Any disruptions in services may cause the inability to collect and process repayments. For more information on covenants, requirements and events, see Note 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

In connection with our securitizations, Secured Financing facilities, and whole loan sales, we make representations and warranties concerning these loans. If those representations and warranties are not correct, we could be required to repurchase the loans. Any significant required repurchases could have an adverse effect on our ability to operate and fund our business.

In our asset-backed securitizations, our Secured Financing facilities, and our whole loan sales, we make numerous representations and warranties concerning the characteristics of the loans we transfer and sell, including representations and warranties that the loans meet the eligibility requirements of those facilities and investors. If those representations and warranties are incorrect, we may be required to repurchase the loans. Failure to repurchase so-called ineligible loans when required would constitute an event of default under our securitizations, our Secured Financing facilities and our whole loan sales and a termination event under the applicable agreement. We can provide no assurance, however, that we would have adequate cash or other qualifying assets available to make such repurchases.

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

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our Board, delay or prevent an acquisition of our company, and adversely affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1.1¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of July 28, 2021.	10-Q	001-39050	10.2	8/6/2021
10.1.2¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of September 21, 2021.					x
10.1.3¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of October 29, 2021.					x
10.2¥	Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 8, 2021.					x
10.3¥	Indenture by and between Oportun Issuance Trust 2021-C, and Wilmington Trust, National Association, dated as of October 28, 2021.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 4, 2021	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)