Form 10-K
period 2021-12-31
Oportun Financial Corp
filed 2022-03-01
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2021 as reported by the Nasdaq Global Select Market on such date was approximately $321.5 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of registrant’s common stock outstanding as of February 22, 2022 was 32,018,365.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
•our acquisition of Hello Digit, Inc. ("Digit"), including the anticipated integration of the acquired business and potential benefits and related synergies of the acquisition;
•our expectations and management of future growth, including expanding our markets served, member base and product and service offerings, including our digital banking services;
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
•our ability to grow market share in existing markets or any new markets we may enter;
•our ability to continue to expand our demographic focus;
•our ability to maintain or expand our relationships with our current partners, including bank partners, and our plans to acquire additional partners using our Lending as a Service model;
•our ability to maintain the terms on which we lend to our borrowers;
•our plans for and our ability to successfully maintain our diversified funding strategy, including warehouse facilities, whole loan sales and securitization transactions;
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
•our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our ability to attract, integrate and retain qualified employees;
•the impact of macroeconomic conditions on our business, including the impact of the COVID-19 pandemic;
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
•Our results of operations and future prospects depend on our ability to retain existing, and attract new, members.
•We are, and intend in the future to continue, developing new financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.
•The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.
•If we do not compete effectively in our target markets, our results of operations could be harmed.
•Our risk management efforts may not be effective, which may expose us to market risks that harm our results of operations.
•We rely extensively on models in managing many aspects of our business. If our models contain errors or are otherwise ineffective, our business could be adversely affected.
•Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.
•We have elected the fair value option and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations.
•If we are unable to collect payment and service the loans we make to members, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.
•Our quarterly results are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.
•Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.
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
•Our success and future growth depend on our branding and marketing efforts.
•We may fail to realize all of the anticipated benefits of the Digit acquisition, and the merger or those benefits may take longer to realize than expected.
•Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.
•Fraudulent activity could negatively impact our business, operating results, brand and reputation and require us to take steps to reduce fraud risk.
•Security breaches and incidents impacting members’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.
•Any significant disruption in our computer systems may impair the availability of our websites, applications, products or services, or otherwise harm our business.
•We may change our corporate strategies or underwriting and servicing practices, which may adversely affect our business.
•We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.
•We are exposed to geographic concentration risk.
•Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our members, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations
•Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.
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
•Our mission to provide inclusive, affordable financial services that empower our members to build a better future may conflict with the short-term interests of our stockholders.
•If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus on the mission that contribute to our business.
•Our international operations and offshore service providers involve inherent risks which could result in harm to our business.

Risks Related to Our Intellectual Property
•It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection
•We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights.
•Our credit risk models, A.I. capabilities, and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
•Some aspects of our business processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Risks Related to Our Industry and Regulation
•The financial services industry is highly regulated. Changes in regulations or in the way regulations are applied to our business could adversely affect our business.
•Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
•Internet-based and electronic signature-based loan origination processes may give rise to greater risks than paper-based processes.
•The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.
•The collection, storage, use, disclosure, and other processing of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
•Our business is subject to the regulatory framework applicable to registered investment advisers, including regulation by the SEC.
•Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.
•Anti-money laundering, anti-terrorism financing and economic sanctions laws could have adverse consequences for us.

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

PART I

Item 1. Business

Company Overview

We are a financial technology company and digital banking platform driven by our mission to provide inclusive, affordable financial services that empower our members to build a better future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we are focused on realizing our vision to deliver a complete set of financial solutions that meet the needs of hardworking people, from borrowing and saving to banking, investing and more. We believe our business is well positioned for significant growth and the expansion of our track-record of profitability.

Financial Health in America

According to a January 2022 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. In 2021, the Financial Health Network reported that two-thirds of U.S. households struggle with spending, saving, borrowing and planning. In addition, our research shows that while 90% of U.S. consumers believe financial health is important, 57% of those consumers do not want to think about money.

Our digital banking platform is designed to address these societal issues with a comprehensive set of financial services that help people, even those who are not well served by mainstream financial institutions, access credit and automatically budget, save, and invest, without impacting their ability to meet daily spending needs. By applying artificial intelligence ("A.I"). to automate their financial health, we believe we have a compelling suite of products and services that addresses the very real needs of the vast majority of people living in the U.S.

Serving our Members' Financial Needs

Our members are among the hundreds of millions of hardworking Americans who are not well served by mainstream financial products. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. We believe our strong Net Promoter® Score ("NPS") score, 79 for our personal loans and 70 for our digital banking products, demonstrates our success in providing our members with effective and easy to use solutions. Our members access our products primarily through our website, the Digit mobile application, as well as through our Lending as a Service partners.

Credit Products—Since our founding in 2005, we have extended more than $12.0 billion in responsible credit through more than 4.9 million loans and credit cards, and helping nearly 1.0 million people who came to Oportun without a FICO® score to begin establishing a credit history. According to a study commissioned by us on the credit options available to people with little or no credit history, the Financial Health Network found that Oportun loans are, on average, six times less expensive than other options and up to 25 times less expensive as compared to online-only installment products. In addition, the study found that our unsecured personal loan product has helped borrowers save more than $2.0 billion in interest and fees. While many of the people who come to us are not well served by mainstream financial institutions due to limited credit history, we use A.I. and billions of proprietary data points to score 100% of our loan applicants and offer our members responsibly designed and affordable credit products that are often otherwise unavailable to them, including personal loans and credit cards.

Digital Banking Products—With our acquisition of Digit on December 22, 2021, we believe we now have a strong competitive advantage over other fintechs and neobanks. As a combined company, we can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. Digit began with a savings product with the intent to apply A.I. to make financial health effortless for everyone. Following the success of the initial savings product, Digit has now expanded its products and services to include bank account and investment products, available through partners. Since 2015, Digit members have saved over $7.2 billion towards their rainy day fund and other savings goals and paid down more than $$330.0 million in debt. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Acquisition, in the accompanying Notes to the Consolidated Financial Statements for further discussion of the Digit acquisition.

Lending as a Service—In addition to reaching members through direct marketing channels, we leverage our proprietary credit scoring and underwriting model to enable us to serve consumers by partnering with other brands. Our first strategic partner for this Lending as a Service model was DolEx Dollar Express, Inc. (“DolEx”). In this partnership, DolEx markets loans and enters borrower applications into Oportun’s system, and Oportun underwrites, originates and services the loans. In July 2021, we signed our second Lending as a Service partner, Barri Financial Group, which we launched in several locations in October 2021. In January of 2022, we announced a partnership with Sezzle, a leading provider of Buy Now Pay Later (“BNPL”) financing options. When deployed, Oportun's responsible lending product will be available as a checkout option, through Sezzle, for larger purchases, which we believe will allow us to reach more new members.

Our Digital Banking Platform

Consistent with our mission of financial inclusion, we have designed our digital banking platform to provide integrated products and services that are financially responsible and lower cost compared to market alternatives. Our application of A.I., specifically machine learning, is designed to address the shortcomings of the modern banking system. Since our inception, we have utilized alternative data sets to rapidly build, test and develop our underwriting, pricing, marketing, fraud and servicing models, and with the acquisition of Digit, we now offer machine learning capabilities that help members identify the right amount of money to put towards savings and investments each day. We believe this gives us a strong competitive advantage and an unparalleled suite of digital banking products, which allow us to offer a lower cost option to millions of people in the U.S.

Through the development and utilization of our sophisticated underwriting models, we are able to assess credit risk more effectively compared to other companies and traditional scoring models. We ingest over 8.4 billion data points into our risk model development using traditional (e.g., credit bureau data) and alternative (e.g., transactional information, public records) data. This helps us to score 100% of the applicants who come to us seeking to borrow money, enabling us to serve more people while minimizing risk. In comparison, incumbent financial institutions relying on traditional credit bureau-based and in some cases qualitative underwriting and/or legacy systems and processes either decline or inaccurately underwrite loans due to their inability to properly evaluate applicants' credit.

Our fully centralized and automated digital underwriting platform powers our ability to successfully preapprove borrowers in seconds. As a result, our credit products, including unsecured personal loans, credit cards, and secured personal loans, are a significant differentiator from other lenders and other digital banking companies. Most fintech platforms are focused on borrowers with more established credit histories and higher incomes and are not able to match our ability to effectively manage credit risk among people who may face challenges with aspects of their financial health.

The evolution of our proprietary risk model enables us to underwrite more applicants and make more credit available to new and returning borrowers, while maintaining consistent credit quality. The continuous development and rapid deployment of our credit models enabled by machine learning creates a virtuous cycle that increases our member base and our alternative data set, improving our underwriting tools and ability to grow profitably.

In addition to the challenge of capital access, millions of people in the U.S. have a difficult time trying to save and manage money. Through our digital banking products, we help our members reach their financial goals and improve their financial health by automating away the guess-work and stress of money management. We meet our members where they are, connecting directly to their checking account to analyze spending and income patterns, regardless of whether their bank account is through Digit's partner bank or another bank. We apply algorithms to this data, along with generalized principles of responsible finance and behavioral psychology, to make personalized money allocation decisions on a daily basis for each of our members.

The algorithms behind our digital banking products intelligently utilize the nuances in transaction data to classify income and expenses with up to 95% accuracy. We classify financial obligations, credit, bills and paychecks based on historical data to forecast a future financial picture for each member. We employ continuous learning to update these models with the most recent financial data, so we do not miss new trends in spending habits or income changes (e.g., new employers, subscription services, insurers, side jobs, sales, etc.). With more than 660 million algorithmic transfers over the last 5+ years based on billions of data points, Digit has built an A.I. engine with a long track record of making financial health effortless for members. This serves as a major competitive advantage in delivering new types of personalized but scalable financial services. Our technology, member-centric culture and effective use of data and analytics enable us to efficiently help our members overcome financial challenges.

Our Strategy

We seek to expand our financial services to help a growing number of responsible, hardworking members to borrow, save, bank and invest through our digital banking platform and thus make financial health effortless for them. Our specific objectives are to (1) grow our members, both by organic acquisition and by extending the lifetime of our existing member relationships, (2) increase the number of products that our members use and drive higher engagement of multi-product relationships, and (3) enhance our platform capabilities across all core functions to better serve our members. Our strategy to achieve these objectives is to (a) invest in our member acquisition channels, especially digital and partner channels, (b) enhance our credit and digital banking products, and (c) provide these complementary product categories with a unified and integrated mobile-first experience powered by A.I. Our ability to comprehensively address our members' most pressing financial needs effortlessly and at attractive pricing will lead to increased lifetime value as members take advantage of our multiple product offerings.

Invest in member acquisition channels – To expand our member base, we plan to invest in scaling our marketing capabilities via brand marketing (including online and broadcast media) and direct marketing (including paid and organic online advertising and social media as well as offers made through our Digit mobile application) for our credit products and digital banking services. In addition, our origination partnerships with WebBank for credit cards and MetaBank, N.A. for personal loans allow us to reach new members across the nation, mainly through our digital marketing capabilities. We have significant opportunity to take market share as we increase awareness of Oportun’s superior value proposition to members in markets we entered through these partnerships. In addition to our direct-to-consumer channels, we reach incremental members through our Lending as a Service product offering. By entering Lending as a Service partnerships with other companies, we create new proprietary channels through which to offer our lending products and financial services and acquire new members, multiplying our membership growth potential. We plan to add additional Lending as a Service partners in the future, both with retail origination capabilities, similar to DolEx and Barri Financial, and fully digital platforms such as Sezzle, a leader in the buy-now-pay-later space. We will also seek to market our digital banking products to former Oportun borrowers who successfully repaid their loans and intend to market our credit products to former Digit members.

Enhance our credit and digital banking products – We leverage machine learning to rapidly build and test strategies across the member lifecycle, including through targeted digital marketing, underwriting, pricing, fraud and member servicing. We believe that as we scale our suite of digital banking products and services, we will further improve member loyalty and increase member lifetime value. We also expect to continue to derive actionable insights to further drive growth of our secured personal loan and credit card products that are still early in their market adoption lifecycle. Additionally, we will continue to invest significantly in our artificial intelligence capabilities to expand the functionality and efficiency of our products.

Provide a unified and integrated mobile experience – In order for all members and potential members to be made aware of and offered our full range of products, we are developing a single acquisition funnel for our products to increase member conversion and decrease cost of member acquisition. This affords the broadest possible opportunity to sustain long-term relationships with our members. Our digital banking platform enables us to have frequent and in some cases daily engagement with our members through the benefit of our budgeting and money management tools. We plan to invest in increased content and functionality to further increase our members’ engagement. This will strengthen our relationships with our members and enable us to become their preferred provider of credit and digital banking products. We believe this will result in higher member lifetime value as members extend their relationships with us and utilize more of our products. We will continue to invest in further enhancements to serve more of our members’ needs, continue to build lasting and durable relationships with them and improve their financial health.

Our Products

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include, automated savings, as well as a digital bank account and long-term investing and retirement savings available through partners.

Consumers are able to become members and access our products through our digital banking app—the Digit app—and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through our retail and Lending as a Service partner locations. We help potential and current members become aware of our product offerings through brand marketing (including online and broadcast media and outdoor advertising, including the physical presence of retail locations in some of the communities we serve) and direct marketing (including SMS/text, email, mail and offers made available through our digital banking app).

Credit Products

Personal Loans - Personal loans allow our consumers a fast and convenient way to address pressing financial needs (for example an unplanned car repair) as well as planned purchases and personal growth opportunities (such as a deposit on a home rental). Our competitive differentiation in personal loans comes from our segment focus, our technology, data, and A.I.-driven approach to delivering personal loans, and the way we tailor our product designs and borrowers experience to meet and exceed the expectations of our target members. This product is currently the majority of our revenue and profitability, and continues to have significant opportunity for growth, benefiting from category growth as well as growth in our brand awareness outside of our historical regional operating footprint (leveraging our partnership with MetaBank, N.A.).

Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2021, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 35 months and 32.4%, respectively. The average loan size for loans we originated in 2021 was $3,357. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $11,000 with terms of 11 to 52 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we only approve loans that meet our ability-to-pay criteria. As of December 31, 2021, we originate unsecured personal loans in 12 states through state licenses and in 26 states through our partnership with MetaBank, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. This product allows our borrowers to access larger loan sizes than they can with an unsecured loan, which is critical if the need they are facing exceeds our unsecured lending limits for that member. Our secured personal loans business has significant growth potential as we expand geographic and channel availability and make more of our members aware of the product. Our competitive differentiation in secured personal loans comes from leveraging the member base, application flow, and business platform we have already built for unsecured personal loans – we underwrite borrowers seeking a personal loan for both an unsecured and secured loan, allowing them to choose the offer that fits best for them.

Our secured personal loans range in size from $2,525 to $20,000 with terms ranging from 21 to 64 months. The average loan size for secured personal loans we originated in 2021 was $7,003. As of December 31, 2021, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 46 months and 29.6%, respectively. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas and Florida, and we are in the process of expanding to other states.

Credit Cards - We launched the Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of December 31, 2021. This product has the advantage of being an “everyday, in your pocket” product, easily usable for small ticket purchases. Additionally we are finding that it’s a great additional Oportun product for applicants that first came to us for a personal loan – they appreciate the opportunity to further build their credit and benefit from the convenience of a credit card. Our competitive differentiation will increasingly come from cross-selling credit cards to borrowers that first came to us for personal loans or our digital banking products. Credit lines for our credit cards range in size from $300 to $1,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of December 31, 2021. The average credit line for credit cards activated in 2021 was $898.

Digital Banking Products

With the acquisition of Digit on December 22, 2021, we now offer a variety of digital banking products. Digit is a digital financial health platform that offers personalized and automated savings, investing and banking tools. Members integrate their existing bank accounts into the platform or they can make Digit their primary banking relationship through a bank partner. Members set goals for savings or investing through the

Digit application or use the application to help manage their debt. Then, our A.I. engine analyzes their income and spending patterns to find the optimal amount that can safely be applied towards their goals and automatically transfers the necessary funds over time to achieve those goals. One proof point of the success of this A.I.-driven approach is the 660 million algorithmic transfers completed in the last 5+ years.

We believe that the mainstream banking industry focuses on serving more affluent borrowers and has not built core deposit products to effectively serve the needs of everyday consumers. Despite the fact that free savings accounts are available at every corner bank, most underserved people in the U.S. have not been successful in their savings goals. We see this market failure as an opening, and our competitive advantage is to leverage A.I. and mobile to deliver better banking products to everyday consumers, to help them actually succeed with their saving, daily budget management, and spend management goals. Additionally, our digital banking platform will allow us to have as frequent as daily engagement with our members through the benefit of our budgeting and money management tools. This will enhance our relationship with our members and allow us to be a preferred provider of other financial services and credit products. The financial result will be higher revenue as members extend their relationships with us, use more credit products and choose to pay for additional financial services. We will continue to invest in and evolve our digital banking platform to further improve our ability to serve our members and continue to build lasting and durable relationships with them.

Digit Savings – Our Digit Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Digit's savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. According to a January 2022 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015 Digit has helped members save $7.2 billion and pay down more than $330.0 million in debt.

Digit Direct – Our Digit Direct product offers a full checking account, through a bank partner, that intelligently organizes and budgets a member’s money across bills, savings, and spending. The bank account with a brain™, Digit Direct leverages the same A.I. engine used for our savings product to automatically identify and organize recurring bills and guides spending to ensure members' savings goals are met, and that members know exactly what they can safely spend. This is on top of what members can expect from a traditional checking account, including a physical and virtual debit card to use for purchases and ATM withdrawals and checks. According to a BAMM population survey in October 2019, 90% of U.S. consumers think that being financial healthy is important but 57% do not want to think about money. Our product allows our busy members to get back to living their lives without stressing about money management.

Digit Investing and Digit Retirement – Our Digit investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. According to Financial Health Network “Financial Health Pulse: 2021 U.S. Trends Report”, 57% of U.S. consumers are not confident about their long-term financial goals. Our long-term investment solutions automatically allocate our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, Digit members have invested $36 million into long-term goals through low-cost ETF portfolios. The investment accounts, offered through a broker-dealer partner, include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands. Our first strategic partner for this Lending as a Service model was DolEx. In this partnership, DolEx markets loans and enters borrower applications into Oportun’s system, and Oportun underwrites, originates and services the loans. In July 2021, we signed Barri Financial Group as a Lending as a Service partner and we launched in several of their locations in October 2021. In January of 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of BNPL financing options. When deployed, Oportun will be available as a checkout option, through Sezzle, for larger purchases, which we believe will allow us to reach more new members. We believe we will be able to offer Lending as a Service to additional partners, and expand our membership base.

Our Competition

In consumer finance, we compete with other consumer finance companies, credit card issuers, financial technology companies and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may also face competition from companies that have not previously competed in the consumer lending market for borrowers with limited credit history. For example, we are already seeing that the companies commonly referred to as “challenger banks” offering low-cost digital-only deposit accounts are beginning to offer lending products catered to underserved borrowers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. While the consumer lending market is competitive, we believe that we can serve our target market with products that lead to better outcomes for consumers because they cost significantly less than other products used to fulfill similar borrowing needs and their responsible design supports consumer financial health. On the contrary, the offerings of payday, auto title and pawn lenders, for example, are provided at rates that are too expensive relative to the borrowers’ ability to pay, are often structured in a way that forces borrowers to become overextended, and typically lack the personalized touch that is essential to cultivating the trust of our target member base. Few banks or traditional financial institutions lend to individuals who have limited credit history. Those individuals that do have a credit score, but have a relatively limited credit history, also typically face constrained access and low approval rates for credit products.

The principal competitive factors in our sector include member approval parameters (often described informally as “credit box”), price, flexibility of loan terms offered, member convenience and member satisfaction. We believe our technology, responsible construction of our products, A.I.-enabled digital platform and superior member value proposition allow us to compete favorably on each of these factors. Going forward, however, our competition could include large traditional financial institutions that have more substantial financial resources than we do, and which can leverage established distribution and infrastructure channels. Additionally, new companies are continuing to enter the financial technology space and could deploy innovative solutions that compete for our members. See “Risk Factors - If we do not compete effectively in our target markets, our results of operations could be harmed” and “Risk Factors - Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.”

In digital banking, we compete with traditional banks, both large and small, as well as other Fintech companies offering mobile-centric digital banking propositions. Currently most consumers continue to bank primarily with traditional banks. However, in the last several years, Fintech companies with digital banking propositions have grown their member bases significantly, especially with underserved consumers. We are already seeing some competitive reactions from traditional banks to this potential disruption. For example a number of larger banks have in the last year introduced more consumer-centric approaches to overdraft, as well as up-to-two-day-early access to payroll deposits. While the digital banking market is competitive, we observe that so far most of the competitive tactics have centered on intuitive low-friction mobile experiences, and reduction or elimination in overdraft fees. Our strategy is to differentiate by harnessing AI to enable members to actually achieve better financing outcomes – to succeed in their savings goals, better manage their monthly budgets, and improve their financial health.

Seasonality

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of Seasonality.

Regulations and Compliance
We are subject to various federal, state and local regulatory regimes related to the financial services that we provide. These laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive or abusive acts or practices; require us to submit to examinations by federal, state and local regulatory regimes; and require us to maintain various policies, procedures and internal controls.

We are subject to examination, supervision and regulation by each state in which we are licensed and are regulated by the Consumer Financial Protection Bureau (CFPB). In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as many state statutes provide a mechanism for state attorneys general to investigate us. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. Federal consumer protection laws that these regulators may enforce include laws related to the use of credit reports and credit reporting accuracy, data privacy and security, disclosure of applicable loan terms, anti-discrimination laws, laws protecting members of the military, laws governing payments, including recurring ACH payments and laws regarding electronic signatures and disclosures. Digit Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is subject to regulation by the SEC.

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

In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business.

We are subject to the USA PATRIOT Act, Office of Foreign Assets Control, Bank Secrecy Act, Anti-Money Laundering laws, and Know-Your-Customer requirements and certain state money transmitter laws.

In October 2021, we announced the decision to voluntarily withdraw our previously filed application with the Office of the Comptroller of the Currency (the “OCC”) to obtain a national bank charter through the establishment of a national bank. As previously announced, our intent is to amend elements of the application to reflect the changes in our business and refile with the OCC for a national banking charter; provided, that it is possible that we could establish or acquire a banking entity in a different form, or choose not to pursue a bank charter. In the future, if we decide to pursue and are successful in obtaining a banking charter, we will be regulated by the Federal Reserve and the FDIC, and depending upon the type of charter, the OCC.

The laws and regulations applicable to us are continuing to evolve through legislative and regulatory action and judicial and regulatory interpretation and we monitor these areas closely. We regularly review our consumer contracts, consumer-facing content, policies, procedures and processes to ensure compliance with applicable laws and regulations. We have built our systems and processes with controls in place in order to ensure compliance with applicable laws. In addition to ensure proper controls are in place, we have a compliance management system that leverages the five key control components of governance, compliance program risk assessments, policies, procedures and training, member complaint monitoring and internal compliance audits.

For more information with respect to the regulatory framework affecting our business, see "Risk Factors – Risks Related to our Industry and Regulation."

Information Technology, Infrastructure and Security

Technology Infrastructure

Our applications, including our proprietary workflow management system that handles loan and credit card application, document verification, loan disbursement and servicing, as well as our systems that handle that our automated savings, investing and banking tools are architected to be highly available, resilient, scalable, and secure. Supporting systems are managed in a cloud environment hosted by industry-leading cloud service providers that are N+2 compliant.

Cloud-Native Technologies and Scalable Cloud Architecture

We utilize various facets of cloud capabilities to deliver a world-class experience for our members. Utilizing a combination of serverless, Kubernetes and EC2 technologies, we provide a highly available and scalable platform to run our various workloads with minimal overhead.

Critical services in the cloud are deployed across multiple availability zones within a region to ensure that we have the necessary scalability and availability to support our service-level objectives. Service design is vetted against current industry best practices to ensure that as the cloud evolves, we are taking advantage of current feature sets surrounding availability and scalability.

Cybersecurity

Our information security program governs how we safeguard the confidentiality, integrity, and availability of our data and systems. We also believe that operating a secure business must span people, process, and technology and as such build security awareness in our corporate communications and training efforts. We continuously monitor our environment in real-time using tools designed to detect security events and ensure our network security with a secure, private cloud network. We also encrypt sensitive personally identifiable information and engage with third parties to audit our information security program and to perform regular penetration tests of our web applications and cloud environments.

Disaster Recovery and Preparedness

Infrastructure is in place and designed to support redundancy across our mission critical systems. Disaster recovery and business continuity plans, and tests have been completed, which help to ensure our ability to recover in the event of a disaster or other unforeseen event. In the event of a catastrophic disaster affecting one of our hosting facilities, we can restore production databases to minimize disruption of service. Furthermore, additional measures for operational recovery include real-time replication of production databases for quick failover. In the event of database restores, we perform data consistency checks to validate the integrity of the data recovery process. A comprehensive business impact analysis is performed annually detailing the maximum tolerable downtime for all mission critical functions.

Across our infrastructure, a robust and holistic monitoring-and-alerting practice allows for awareness and detection capabilities ensuring faster incident response and resolution time, limiting the risk of unplanned events, such as downtime or security threats.

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

Our People

At Oportun, we are building a community of employees, partners, and members who support each other on the path to new opportunities, because we believe that when we work together, we can make life better. Our welcoming and inclusive company culture is grounded in our core values - service, excellence, care, innovation, courage, and empowerment – and our people strategies are committed to fostering a culture which encourages and empowers our employees to live our core values every day.

•Employee Engagement – We conduct an annual engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our people strategies for the year ahead. Approximately 80% of our employees participated in our 2021 employee engagement survey, of which 81% reported that they were satisfied with Oportun as a place to work and 85% reported that they were proud to work at Oportun. The results are shared with our employees and reviewed by senior leadership to identify areas of progress and areas for improvement. The feedback is prioritized into actions and activities in response to this feedback to drive meaningful improvements in employee engagement.

•Diversity and Inclusion – The majority of Oportun employees identify as women or members of an underrepresented group and the majority of Oportun’s leadership team identifies as either women or members of an underrepresented group. We define the leadership team as Directors, Senior Directors, Vice Presidents and above, inclusive of the Board of Directors. In 2020, we launched a global diversity, equity, and inclusion (DEI) initiative to actively assess and build on the progress we have made as an organization, including establishing a DEI council comprising a representative group of employees. Our people are encouraged to engage with and support one another through our seven employee-organized employee resource groups, including the Asian Pacific Islanders, Black Professionals @ Oportun, (dis)Ability, Oportun Latinx & Allies (hOLA), True Colors, Self-Enablement & Empowerment Network (SEEN), Veteran's ERG (VERGE), and Women's Initiative Network (WIN). Digit employees have also organized resource groups in the following communities: Asian, black, South Asian, Latinx, people with children/main caregivers of children, LGBTQ+ and women. In 2021, we implemented company-wide diversity, inclusion and belonging training and our leadership teams participated in facilitated workshops focused on improving diversity and inclusion and addressing unconscious bias. We are committed to fostering a culture of diversity, equity and inclusion; providing comprehensive training and leadership development programs; and continuing to increase diverse representation at every level of the Company. This focus also extends to our Board. Currently, two-thirds of our Board identifies as women or members of an underrepresented group.

•Health, Safety and Wellness – The health, safety, and wellness of our employees are vital to our success. Our health and safety management system incorporates processes to proactively assess risks to the health and safety of our employees and the community, as well as tracking compliance, incidents, inspections, and corrective actions. We also require employees to participate in extensive training every year on health and safety topics such as physical security, injury and illness prevention, and security incident reporting. We have taken additional measures during the COVID-19 pandemic, including providing information resources, daily health screening, testing, plexiglass barriers, and supplemental sick leave for employees with possible COVID-19 symptoms. We have also expanded the delivery of mental health and wellness resources, including by increasing the frequency of live webinars and partnering with providers to make mental health counseling and overall wellness tools.

•Total Rewards - To attract and retain talent, we offer competitive compensation and non-financial benefits everywhere we operate. We benchmark market practices, and regularly review our compensation against the market to ensure it remains competitive. These benefits are tailored to the markets in which our employees are located. In addition to salaries, our benefits programs include annual bonuses, equity awards, a 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, and tools to promote mental health and wellness. In 2021, we transitioned to a remote-first policy that permits most of our employees to work remotely should their roles allow. To support our remote-first culture, we actively encourage personal well-being through initiatives, including wellness days for employees to take time to rest and recharge, engagement programs (speaker events, employee resource groups, virtual events, etc.), and recognition programs.

We had 2,729 full-time and 313 part-time employees worldwide as of December 31, 2021. This includes 746 corporate employees in the United States, of which 326 employees are dedicated to technology, risk, analytics, A.I. and data science.

Available Information

Our website address is www.oportun.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The SEC maintains a website that contains our filings at www.sec.gov.

These reports are also available free of charge through our website, www.investor.oportun.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our websites (www.oportun.com and www.digit.co), the investor relations section of our website (investor.oportun.com), as well as social media, including our LinkedIn pages (https://www.linkedin.com/company/oportun/ and https://www.linkedin.com/company/digit-co/), Twitter accounts (@Oportun and @hellodigit) and Instagram account (@hellodigit). The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

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

The COVID-19 pandemic and health and safety measures taken by governments and private industry in response to the pandemic have significantly impacted worldwide economic activity and continue to create economic uncertainty. The extent to which the spread of COVID-19 (including its variant strains) impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price as well as our ability to access capital markets. If funds become unavailable, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to further curtail our originations and reduce credit lines to cardholders.

The COVID-19 pandemic has adversely affected our business in a number of ways, including a decreased demand for our products during certain parts of the pandemic, which, has in turn decreased originations at those times. Actions we have taken or may take in the future intended to assist members impacted by COVID-19 may negatively impact our results of operations. For instance, we have and are continuing to offer payment relief options to members impacted by COVID-19, including hardship programs, reduced payment plans, late fee waivers and other borrower accommodations. There can be no assurance that inquiries related to payment relief options will not increase in the future, either as a result of COVID-19 or a future emergency or disruption in the economy. Legal, regulatory and media concerns about the lending industry in general, or our practices, during the COVID-19 pandemic could result in additional restrictions affecting the conduct of our business in the future either due to regulatory requirements or made voluntarily due to reputational or other pressures.

While the majority of our retail locations remained functional during the COVID-19 pandemic, we have had to temporarily alter our operations during parts of the pandemic to comply with local health orders, including reducing opening hours or closing certain retail locations. These alterations have at times negatively affected, and if we are required to reinstate them in the future, could negatively affect in the future, our ability to attract new members, conduct business and collect payments from members, which could result in increased delinquencies and losses. In addition, changes in consumer behavior and health concerns may continue to impact demand for our loans and traffic at our retail locations. We are taking precautions to protect the safety and well-being of our employees and members. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate.

Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in consumer or employee privacy, IT security, and fraud concerns, as well as increase our exposure to potential regulatory or civil claims. While most of our operations can be performed remotely and are operating effectively at present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely. Many employees may have additional personal needs to attend to (such as looking after children as a result of school closures and mandated quarantines or a family member who becomes sick), and employees may become sick themselves and be unable to work. As conditions improve and restrictions are lifted, we plan to resume in-person activities, travel and events, which may lead to additional costs or disruptions to our business and operations.

The ultimate extent of the impact of the COVID-19 pandemic on our business and results of operations remains highly uncertain and will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, vaccine adoption or rollout globally, resurgence of infection rates from COVID-19 (including its variant strains), vaccine efficacy, vaccination as a condition of employment, governmental stimulus and tax credits, and timing of the global recovery. Additionally, if any of our critical vendors are adversely impacted by the COVID-19 pandemic and unable to deliver services to us, our operations may be adversely impacted.

We have experienced rapid growth in recent periods and our recent growth rates may not be indicative of future growth. If we fail to manage our growth effectively, our results of operations may suffer.

We have experienced rapid growth in our business and operations in recent periods, and our recent growth rates, which has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business continues to grow. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Overall revenue growth depends on a number of factors, including on our ability to increase the origination volume of our products and services, attract new and retain existing members, build our brand, achieve the anticipated benefits and synergies from the Digit acquisition, expand our workforce, while managing our business systems and operations to support future growth. If we are unable to accomplish these tasks, our revenue growth may be harmed.

Further, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history.

Our results of operations and future prospects depend on our ability to retain existing, and attract new, members.

We operate in a rapidly changing and highly competitive industry and our results of operations and future prospects depend on, among other things, continued growth of our member base, our ability to increase the activity of our members, including by using additional products or services we offer, and our ability to attract members in a cost-effective manner. Our member retention rates may decline or fluctuate due to pricing changes, our expansion into new products and markets, our members' ability to obtain alternative funding sources based on their credit history with us, and new members we acquire in the future may be less loyal than our current member base.

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of December 31, 2021 and 2020, members with repeat loans comprised 76% and 85%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.
We are, and intend in the future to continue, developing new financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are, and intend in the future to continue, developing new financial products and services. We intend to continue investing significant resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services, including products offered by Digit. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, our investment of resources to develop new products and services may either be insufficient, result in expenses that are excessive considering revenue originated from these new products and services, or may not be able to attract new members or retain existing members. We have previously invested resources to develop and launch new products and services and subsequently decided to discontinue these products and services in order to strategically realign our resources. If we are not able to effectively implement new technology-driven products and services as quickly as our competitors or be successful in marketing these products and services to our members and strategic partners, demand for our products and services may decrease and our business, results of operations and future prospects could be materially and adversely affected. In addition, the borrower profile of members using our new products and services may not be as attractive as existing members with credit products, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and these new products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically or we may not be able to achieve target margins.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Developing and incorporating new technologies, including A.I., into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our members. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems.

As with many disruptive innovations, new technologies present risks and challenges that could affect their adoption, and therefore our business. A.I. and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of A.I. could negatively impact demand for our products and services or hinder our ability to attract new members and strategic partners. The regulatory framework for A.I. and machine learning technologies is evolving and remains uncertain. It is possible that new laws and regulations will be adopted, or existing laws and regulations may be interpreted in new ways, that would affect our business, products and services and the way in which we use A.I., including with respect to fair lending laws. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

If we do not compete effectively in our target markets, our results of operations could be harmed.

The industries in which we compete are highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Our current and potential future competition primarily includes other consumer finance companies, credit card issuers, financial technology companies, technology platforms, neobanks, challenger banks, and financial institutions, as well as payday lenders and pawn shops. We may compete with others in the market who may in the future provide offerings similar or are competitive with ours, particularly companies who may provide lending, money management and other services though a platform similar to our platform.

Many of our current or potential competitors have significantly more financial, technical, marketing, access to low-cost capital, and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. To the extent new entrants gain market share, the use of our products and services would decline. Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and financial technology products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business will be materially and adversely affected.

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

As our loan mix changes and as our product offerings evolve, including by the addition of the Digit products, our risk management strategies may not always adapt to such changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. Other of our methods for managing risk depend on the evaluation of information regarding markets, members or other matters that are publicly available or otherwise accessible to us. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. If our risk management efforts are ineffective, we could suffer losses that could harm our business, financial condition, and results of operations.

We rely extensively on models in managing many aspects of our business. If our models contain errors or are otherwise ineffective, our business could be adversely affected.

Our ability to attract members and to build trust in our credit products is significantly dependent on our ability to effectively evaluate a member’s creditworthiness and likelihood of default. In deciding whether to extend credit to prospective members, we rely heavily on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, application data and our credit experience gained through monitoring the performance of our members over time. These models are built using forms of A.I., such as machine learning. If our credit risk models fail to adequately predict the creditworthiness of our members or their ability to repay their loans due to programming or other errors, or if any portion of the information pertaining to the potential member is incorrect, incomplete or becomes stale (whether by fraud, negligence or otherwise), and our systems do not detect such errors, inaccuracies or incompleteness, or any of the other components of our credit decision process described herein fails, we may experience higher than forecasted loan losses. Also, if we are unable to access certain third-party data used in our credit risk models, or access to such data is limited, our ability to accurately evaluate potential members may be compromised. Credit and other information that we receive from third parties about a member may also be inaccurate or may not accurately reflect the member’s creditworthiness, which may adversely affect our loan pricing and approval process, resulting in mispriced loans, incorrect approvals or denials of loans. In addition, this information may not always be complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate.

Our reliance on our credit risk models and other models in other aspects of our business, including valuation, pricing, collections management, marketing targeting models, fraud prevention, liquidity and capital planning, direct mail and telesales, and savings and investing algorithms may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately in a timely manner). We rely on our credit risk models and other models to develop and manage new products and services, including our digital banking platform, with which we have limited development or operating experience, as well as new geographies. Our assumptions may be inaccurate, and our models may not be as predictive as expected for many reasons, in particular because they often involve matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate environment, and human behavior, and they often involve complex interactions between a number of dependent and independent variables and factors. In particular, even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. The errors or inaccuracies in our models may be material and could lead us to make wrong or sub-optimal decisions in managing our business.

Additionally, if we make errors in the development, validation or implementation of any of the models or tools we use to underwrite the loans that we then securitize or sell to investors, those investors may experience higher delinquencies and losses. We may also be subject to liability to those investors if we misrepresented the characteristics of the loans sold because of those errors. Moreover, future performance of our members’ loans could differ from past experience because of macroeconomic factors, policy actions by regulators, lending by other institutions or reliability of data used in the underwriting process. To the extent that past experience has influenced the development of our underwriting procedures and proves to be inconsistent with future events, delinquency rates and losses on loans could increase. Errors in our models or tools and an inability to effectively forecast loss rates could also inhibit our ability to sell loans to investors or draw down on borrowings under our warehouse and other debt facilities, which could limit new origination growth and harm our financial performance. Additionally, the use of A.I. is relatively new and the regulatory framework is evolving and remains uncertain. Any negative regulatory or public scrutiny based upon this could adversely affect our business, reputation, and financial performance.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 9, Borrowings to the Notes to the Consolidated Financial Statements. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. Further, current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our credit facilities which are currently tied to LIBOR. Changes in interest rates on our variable rate debt could adversely affect our interest expense, results of operations, and cash flows.

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

We use estimates and assumptions in determining the fair value of our Fair Value Loans and Fair Value Notes. Our Fair Value Loans represented 81% of our total assets and Fair Value Notes represented 71% of our total liabilities as of December 31, 2021. Our Fair Value Loans are determined using Level 3 inputs and Fair Value Notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

If we are unable to collect payment and service the loans we make to members, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.

Our unsecured personal loans and credit card receivables, which comprise a significant portion of our overall portfolio, are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a member is unwilling or unable to repay them for any reason.

Our ability to adequately service our loans is dependent on our ability to grow and appropriately train our customer service and collections staff, our ability to expand our servicing capabilities as the number of our loans increase, our ability to contact our members when they default, and our ability to leverage technologies to service and collect amounts owed with respect to loans. Additionally, our customer service and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. Since the onset of the pandemic, we have moved the majority of our contact center staff to remote working environments and continue to operate the contact centers in accordance with local social distancing orders. If a significant percentage of our contact center workforce is unable to work as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work environments or technology, utility, or other failures or limitations, our ability to collect payment may be adversely affected.

In November, 2021 we voluntarily implemented the call limitations set forth in Regulation F, 12 CFR Part 1006 (“Regulation F”), which is not applicable to creditors such as us who are collecting their own debts. If we did not correctly estimate the impact of a reduced calling strategy, the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, in August 2020, we changed our small claims filing practices, we dismissed all pending small claims court filings and suspended all new legal collection actions and have not restarted legal collections programs. If we are unable to employ alternative means of engaging severely delinquent members and collecting on defaulted loans, the effectiveness of our efforts to collect on defaulted loans may be impacted. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of members who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans and credit card debt are generally dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of members who successfully discharge their debt in a bankruptcy action, our revenue and results of operations could be adversely affected.

We incorporate our estimate of lifetime loan losses in our measurement of fair value for our Fair Value Loans. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. Given the unprecedented nature of the COVID-19 pandemic and its impact on the economy, the amount of subjective assessment and judgment applied to develop our forecasts has increased materially, since no directly corresponding historical data set exists. Our methodology for establishing our fair value is based on the guidance in Accounting Standards Codification, 820 and 825, and, in part, on our historic loss experience. If member behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our estimate of lifetime loan losses, the fair value may be reduced for our Fair Value Loans, which will decrease Net Revenue. Our calculations of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our calculations of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our loss estimates or our calculations of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate the availability of debt financings to us.

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
•the amount and timing of operating expenses and capital expenditures, including those related to member acquisition, development of new products and services, and maintenance and expansion of our business, operations and infrastructure;
•net charge-off rates;
•adjustments to the fair value of our Fair Value Loans and Fair Value Notes;
•our cost of borrowing money and access to the capital markets; and
•general economic, industry, and market conditions.

In addition, we experience significant seasonality in demand for our loans, which is generally lower in the first quarter. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our members’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces their borrowing needs. While our growth has obscured this seasonality from our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. However, the impact of the COVID-19 pandemic has and may continue to disrupt the seasonal trends our business has otherwise consistently experienced.

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions in the United States and abroad have historically created a difficult operating environment for our business and can negatively impact demand for our products and services. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, demand for our products and services, the quality of our loan portfolio, and/or affect our members’ willingness or capacity to make payments on their loans with us. Many factors, including factors that are beyond our control, may result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments or lending decisions. These factors include: general economic conditions, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, significant tightening of credit markets, and interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. Our business was adversely impacted by the COVID-19 pandemic and we recorded a net loss of $45.1 million for the year ended December 31, 2020. We also experienced net losses prior to 2017. As our business grows and we increase our product and service offerings, we intend to continue to expend significant funds, and we may not be able to generate sufficient revenue to offset our higher operating expenses.

In particular, our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. In addition, major medical expenses, divorce, death, or other issues that affect our members could affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments, which could adversely affect our cash flow from operations. The cost to service our loans may also increase without a corresponding increase in our interest on loans.

Decreases in consumer demand for automobiles and declining values of vehicles securing outstanding secured personal loans would weaken collateral coverage for secured personal loans and increase the amount of loss in the event of default. Significant increases in the inventory of used vehicles may also depress the prices at which repossessed vehicles may be sold or delay the timing of these sales. Consequently, if a vehicle securing a secured personal loan is repossessed while the used car auction market is depressed, the sale proceeds for such vehicle may be lower than expected, resulting in higher than expected losses.

If aspects of our business, including the quality of our loan portfolio or our members’ ability to pay, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that we will adequately adapt our business to such changes, so our business would be adversely affected.

Negative publicity or public perception of our company or our industry could adversely affect our reputation, business, and results of operations.

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of the proprietary credit risk model, privacy and security practices, originations, marketing, servicing and collections, use of A.I, and other business practices or initiatives, litigation, regulatory compliance and the experience of members, even if inaccurate, could adversely affect our reputation and the confidence in our brands and business model or lead to changes in our business practices. We regularly engage with media outlets and consumer advocates and have previously, and in the future, may respond to inquiries by modifying our business practices or policies to better align with our mission. Despite our responsiveness to the inquiries, certain media outlets and consumer advocates chose to and have continued to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new members and retaining existing members. While we believe that we have a good reputation and that we provide members with a superior experience, there can be no assurance that we will continue to maintain a good relationship with members.

In addition, negative perception may result in our being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our products, or our marketing and servicing, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected. Entry into new products, as well as into the banking business or new origination channels, such as bank partnerships and other partnerships could lead to negative publicity or draw additional scrutiny.

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of member information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution (CDFI).

Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a decline in the price of our stock may adversely affect our recruitment strategies. Additionally, changes to U.S. immigration policies, as well as restrictions on global travel due to public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our members could be adversely affected.

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

Our success and future growth depend on our branding and marketing efforts.

If our marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, our ability to attract and retain members, attract new strategic partners and grow our business may be negatively impacted. In the future, we intend to continue to dedicate significant resources to our marketing efforts, particularly as we develop our brands. If any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members, including by using additional products or services we offer. If we are unable to recover our marketing costs through increases in the size, value or overall number of credit products we originate, or other product selection and utilization, it could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We may fail to realize all of the anticipated benefits of the Digit acquisition, and the merger or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies that may be realized through combining the platform, product and service offerings of Oportun and Digit. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the acquisition, including anticipated growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

In addition, as we integrate the businesses post-closing we will continue to be required to devote significant attention and resources to successfully align our business practices and operations. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the acquisition.

Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

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
•transition of the acquired company’s members to our systems;
•retention of employees from the acquired company;
•regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;
•acquisitions could result in dilutive issuances of equity securities or the incurrence of debt;
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

Fraudulent activity could negatively impact our business, brand and reputation and require us to continue to take steps to reduce fraud risk.

Third parties have, and we expect that they will likely continue to attempt to commit fraud by, among other things, fraudulently obtaining loans or creating fictitious accounts using stolen identities or personal information and making transactions with stolen financial instruments, Third parties may also seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous monitoring and enhancements, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be materially adversely impacted.

Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Additionally, increasing our product and service offerings may introduce opportunities for fraudulent activity that we have not previously experienced. Numerous and evolving fraud schemes and misuse of our products and services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of member confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the operation of our business, result in litigation (including class action litigation), and lead to increased regulatory scrutiny and possibly regulatory investigations and intervention, all of which could have a material adverse impact on our business.

Security breaches and incidents impacting members’ confidential information that we store may harm our reputation, adversely affect our results of operations, and expose us to liability.

In the ordinary course of our business, we collect, store, transmit and otherwise process large amounts of sensitive information relating to members and potential members, including non-public personal, bank account, and credit information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also collect, store, transmit and otherwise process certain sensitive, proprietary, and other information, including personal data and personal information relating to employees, trade secrets, intellectual property, confidential business information, and other confidential data. We have arrangements in place with certain of our third-party vendors that require us to share this information as permitted by law. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or the information that we collect, process, transmit, and store. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. We have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, security breaches and incidents, and other infiltration, exfiltration or other similar events.

We cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to unauthorized access to, or loss, extraction, disclosure, or other misuse of personal information, confidential information, or other sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. We have seen, and will continue to see, industry-wide vulnerabilities, such as the Log4j vulnerability reported in December 2021, which could affect our or other parties’ systems. Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, personal information, confidential information, or other sensitive information, which could result in financial, legal, regulatory, business, and reputational harm to us. The automated nature of our business may make us attractive targets for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our systems, it is possible that we and the third parties who support our business and operations may not be able to anticipate or to implement effective preventive measures against all security breaches and incidents, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan.

While we regularly monitor data flow inside and outside the company, techniques used to obtain unauthorized access or to sabotage systems change frequently and are difficult to detect. As a result, we, our third-party hosting facilities and other service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any event that leads, or is believed to have led, to unauthorized access, to, or use, access, loss, corruption, disclosure or other processing of personal information, including but not limited to personal information regarding our members, potential members, loan applicants, and employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us, and result in significant legal and financial exposure and/or reputational harm. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security breaches or incidents or other inappropriate access events that result in the unauthorized access, release or transfer of personal or sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others and could cause third parties, to lose trust or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations, which could harm our business and prospects. The COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working remotely and online, as well as the increase in electronic transfers and other online activity.

We also face indirect technology, cybersecurity and operational risks relating to the members, clients and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. The establishment of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners' information technology infrastructure, and the sharing between us of confidential member information. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode public confidence, negatively affect our ability to attract new members, or subject us to third-party claims, lawsuits, regulatory investigations, proceedings, fines or other action or liability.

We incur significant costs to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we work to continuously improve our systems and processes to prevent future breaches and incidents. In the event of an actual or perceived breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents. Moreover, we could be required to expend significant capital and other resources to address the incident and any future security breach or incident.

Our retail locations also process physical member loan documentation that contain confidential information about our members, including financial and personally identifiable information. We retain physical records in various storage locations outside of our retail locations. The loss or theft of, or other unauthorized access to or use of, member information and data from our retail locations or other storage locations could subject us to additional regulatory scrutiny, possible civil litigation and possible financial liability and losses.

Further, any belief by members or others that a security breach or other incident has affected us or any of our service providers, even if a security breach or other incident has not affected us or any of our service providers or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to attract new members and retain existing members.

We cannot ensure that any provisions in our agreements with members or breach or other privacy- or security-related incident, would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will continue to be available on economically reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

Any significant disruption in our computer systems may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our computer systems, including those provided by third-party service providers and partners, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, physical or electronic break-ins, technical errors, insider threats, power outages or other events. Any of these occurrences may interrupt the availability, or reduce or adversely affect the functionality of our websites, applications, products or services, including our ability to service our loans, process loan applications, and provide digital banking services to Digit members. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. Any interference or disruption of our technology and underlying infrastructure or our use of our third-party providers’ services could materially and adversely affect our business, relationships with our members and our reputation. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our results of operations may be harmed.

In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. For example, each loan that we make involves our proprietary automated underwriting process and depends on the efficient and uninterrupted operation of our computer systems, and all of our loans are underwritten using an automated underwriting process that does not require manual review, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which would negatively impact our results of operations. While we have taken steps to prevent such activity from affecting our systems, if we are unable to prevent such activity, we may be subject to significant claims and liability, negative publicity and a loss of members, all of which may negatively affect our business.

Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, subject us to liability and cause members to abandon our business, any of which could adversely affect our business, results of operations and financial condition.

We may change our corporate strategies or underwriting and servicing practices, which may adversely affect our business.

As our business grows and evolves, we have, and may in the future, change certain aspects of our corporate strategies or any of our underwriting guidelines without notice to our stockholders. Any changes in strategy, underwriting or servicing practices could impact our business in any number of ways, including impacting our member mix, product and service offerings, risk profile of our loan portfolio, and operational and regulatory compliance requirements.

For example, in August 2020, we implemented a nationwide 36% APR cap for newly originated loans. We may also decide to modify our strategy with respect to whole loan sales, including increasing or decreasing the number of loans sold. We continue to evaluate our business strategies and underwriting and servicing practices and will continue to make additional changes to adapt to changing economic conditions, regulatory requirements and industry practices. Additionally, a change in our underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk, all of which could adversely affect our business, results of operations and financial condition.

We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business.

We intend to continue expanding into new geographic regions, including through strategic partnerships or a national bank charter. In addition, each of the new states where we do not currently operate may have different laws and regulations that apply to our products and services. As such, we expect to be subject to significant additional legal and regulatory requirements, including various federal and state consumer lending laws. We have limited experience in managing risks and the compliance requirements attendant to these additional legal and regulatory requirements in new geographies or related to strategic partnerships. The costs of compliance and any failure by us to comply with such regulatory requirements in new geographies could harm our business. If our partners decide to or are no longer able to provide their services, we could incur temporary disruptions in our loan transactions or we may be unable to do business in certain states or certain locations.

We are exposed to geographic concentration risk.

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or pandemics in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or pandemics or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of December 31, 2021, 49%, 27%, 7% and 6% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our members, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.

We rely on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, application data and our credit experience gained through monitoring the payment performance of our members over time. If we are unable to access certain third-party data used in our credit risk models, or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations. Third-party data sources include credit bureau data and other alternative data sources. Such data is electronically obtained from third parties and is aggregated by our risk engine to be used in our credit risk models to score applicants and make credit decisions and in our verification processes to confirm member reported information. Data from consumer reporting agencies and other information that we receive from third parties about a member may be inaccurate or may not accurately reflect the member’s creditworthiness, which may cause us to provide loans to higher risk members than we intend through our underwriting process and/or inaccurately price the loans we make. We use numerous third-party data sources and multiple credit factors within our proprietary credit risk models, which helps mitigate, but does not eliminate, the risk of an inaccurate individual report. In addition, there are risks that the costs of our access to third-party data may increase or our terms with such third-party data providers could worsen. In recent years, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict our third-party data sources from sharing information, or could restrict our use of personal data when developing our proprietary credit risk models, or for fraud prevention purposes. These restrictions could also inhibit our development or marketing of certain products or services, or increase the costs of offering them to members or make the models less effective at predicting credit outcomes or preventing fraud.

We follow procedures to verify member’s identity and address which are designed to minimize fraud. These procedures may include visual inspection of applicant identification documents to ensure authenticity, review of paystubs or bank statements for proof of income and employment, and review of analysis of information from credit bureaus, fraud detection databases and other alternative data sources for verification of identity, employment, income and other debt obligations. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. If any of our procedures are not followed, or if these procedures fail, fraud may occur. Additionally, there is a risk that following the date of the loan application, a member may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income or experienced other adverse financial events. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our results of operations, brand and reputation and require us to take additional steps to reduce fraud risk, which could increase our costs.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.

We earn over 90% of our revenue from interest payments on the loans we make to our members. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to members and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our members and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. We have capped the APR for newly originated loans at 36% since August 2020. The interest rates we charge to our members and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our members, product mix, competition and regulatory limitations.

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

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our partner banks' federal bank regulators (the Federal Reserve Board, the OCC and the FDIC) and our consumer financial services regulators, including state regulators and the CFPB, which could increase the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. We could be adversely impacted to the extent our vendors and partners fail to comply with the legal requirements applicable to the particular products or services being offered. Moreover, if our bank partners or their regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions.

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

Our mission to provide inclusive, affordable financial services that empower our members to build a better future may conflict with the short-term interests of our stockholders.

Our mission is to provide inclusive, affordable financial services that empower our members to build a better future. Therefore, we have made and will continue to make decisions that we believe will benefit our members and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, we constrain the maximum interest rates we charge in order to further our goal of making our loans affordable for our target members. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect and may adversely impact our business operations, results of operations, and financial condition.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our members, our people and our culture and is consistently reinforced to and by our employees. As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. We recently adopted a remote-first policy that permits most of our employees to work remotely should their roles allow. While we believe that most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential members and third parties with whom we do business. There is a risk that our employees could be accused of or engage in misconduct that adversely affects our business, including fraud, , redirection, misappropriation of member funds, improper execution of loan transactions, embezzlement and theft, disclosure of personal and business information and the failure to follow protocol when interacting with members that could lead us to suffer direct losses from the activity as well as serious reputational harm. Employee misconduct could also lead to regulatory sanctions and prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could harm our reputation and our business.

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.

As of December 31, 2021, we had 1,582 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia and Jamaica, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of December 31, 2021, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 652 full-time equivalents in Colombia, Jamaica, and India. These international activities are subject to inherent risks that are beyond our control, including:

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

Because we receive a significant amount of cash in our retail locations through member loan repayments, we may be subject to theft and cash shortages due to employee errors.

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

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, pandemics or other public health crises, power outages or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. For example, a significant natural disaster in Northern California or any other location in which we have offices or facilities or employees working remotely, could adversely affect our business operations, financial condition and future prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

In addition, a large number of members make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason or other public health crisis, localized weather events, or natural or man-made disasters, our ability to conduct business and collect payments from members on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, during parts of the COVID-19 pandemic, we temporarily closed a few of our retail locations due to public health orders or other concerns, which we believe resulted in lower Aggregate Originations. While all of our retail locations are currently open, it is possible that we will have to temporarily close retail locations as necessary due to public health orders or other concerns relating to COVID-19 or other highly contagious disease. The closure of retail locations could further adversely affect our loan originations, member experience, results of operations and financial condition.

The aforementioned risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems, or primary data center facilities are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact our members or their ability to timely repay their loans, our business could be negatively affected.

We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We have been, and may in the future become, subject to litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations.

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

The enactment of tax reform legislation could adversely impact our financial position and results of operations.

Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Biden administration has proposed to levy a financial statement minimum tax, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future.

Risks Related to Our Intellectual Property

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to offer our products and services to our members depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, trademark laws and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property and do not have patent protection. However, the steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights.

Our proprietary technology, including our credit risk models and A.I. algorithms, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. The expansion of our suite of financial products and services may create additional trademark risk. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial legal settlement costs, including royalty payments, and to modify applications or refund fees. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

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

Our credit risk models, A.I. capabilities, and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our credit risk models, A.I. capabilities, and internal systems rely on internally developed software that is highly technical and complex. In addition, our models, A.I. capabilities, and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or other defects. Some errors may only be discovered after the code has been released for external or internal use. Errors, bugs or other defects within the software on which we rely may result in a negative experience for our members, result in errors or compromise our ability to protect member data or our intellectual property. Specifically, any defect in our credit risk models could result in the approval of unacceptably risky loans. Such defects could also result in harm to our reputation, loss of members, loss of revenue, adjustments to the fair value of our Fair Value Loans or Fair Value Notes, challenges in raising debt or equity, or liability for damages, any of which could adversely affect our business and results of operations.

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

Risks Related to Our Industry and Regulation

The financial services industry is highly regulated. Changes in regulations or in the way regulations are applied to our business could adversely affect our business.

We are subject to various federal, state and local regulatory regimes related to the financial services that we provide. The principal policy objectives of these regulatory regimes are to provide meaningful disclosures to consumers, to protect against unfair and deceptive practices and to prevent discrimination. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive or abusive acts or practices; require us to submit to examinations by federal, state and local regulatory regimes; and require us to maintain various policies, procedures and internal controls.

Federal and state agencies have broad enforcement powers over us, including powers to periodically examine and continuously monitor our operations and to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. State attorneys general have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws. For example, Section 1042 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. State attorneys general also have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

Changes in laws or regulations, or the regulatory application or interpretation of the laws and regulations applicable to us, could adversely affect our ability to operate in the manner in which we currently conduct business and operate in certain states, and may also make it more difficult or costly for us to originate additional loans, or for us to collect payments on our loans to members or otherwise operate our business by subjecting us, our service providers, or strategic partners, to additional licensing, registration and other regulatory requirements in the future.

Failure to comply with applicable laws and regulations could result in additional compliance requirements, limitations on our ability to collect or retain all or part of the principal of or interest on loans, fines or penalties, an inability to continue operations, modification in business practices, regulatory actions, loss of required licenses or registrations, potential impairment, voiding, or voidability of loans, rescission of contracts, civil and criminal liability and damage to our reputation. It could also result in a default or early amortization event under certain of our debt facilities and reduce or terminate availability of debt financing to us to fund originations. To the extent it is determined that any loan we make was not originated in accordance with all applicable laws as we are required to represent under our securitization and other debt facilities and in loan sales to investors, we could be obligated to repurchase for cash, or swap for qualifying assets, any such loan determined not to have been originated in compliance with legal requirements. We may not have adequate liquidity and resources to make such cash repurchases or swap for qualifying assets.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the claims of violation of do-not-call, credit reporting and collection laws, bankruptcy and unfair practices. The complexity of the laws related to secured personal loans regarding vehicle titling, lien placement and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships may increase the risk of litigation or regulatory scrutiny including based on the "true lender" theory that seeks to recharacterize a lending transaction. State legislation requiring licensure and state restrictions including fee and rate limits on bank partner loans may also reduce profitability and/or increase regulatory and litigation risk. Additionally, platforms offering banking services and products through partners have also been challenged by federal and state regulators on a variety of claims. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury laws, actions alleging violations of the Americans with Disabilities Act, discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans and other consumer financial services and products. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business or adversely affect our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

Some of our consumer financing agreements include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted members. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of members impacted, and could generate litigation or regulatory investigations that subject us to additional risk.

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

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

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

On March 3, 2021, we received a Civil Investigative Demand (CID) from the CFPB. The stated purpose of the CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have failed to comply with certain federal consumer protection laws over which the CFPB has jurisdiction. We have received additional information requests related to the CID. The information requests are focused on our legal collection practices from 2019 to 2021 and hardship treatments offered to members during the COVID-19 pandemic.

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive.

We are cooperating fully with the CFPB with respect to both of these matters and, although we believe that ours and Digit’s business practices have been in full compliance with applicable laws, because the CFPB has broad authority to determine what it views as potential unfair, deceptive or abusive acts or practices, at this time, we are unable to predict the outcomes of these CFPB investigations.

Other federal or state regulators could launch similar investigations or join the CFPB in its investigations. In addition, actions by the CFPB could result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of our or their services or restrict our business activities could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, our business could be adversely affected.

The collection, storage, use, disclosure, and other processing of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit, store, and otherwise process a large volume of personally identifiable information and other sensitive data from members and potential members, and otherwise collect, store, use, disclose, and process other personal information, including that relating to employees. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data.

Cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, transmitted, stored or otherwise processed. In November

2021, federal banking regulators, including the Office of Comptroller of the Currency, Federal Reserve Board and the Federal Deposit Insurance Corporation, jointly announced a final rule that will require banking organizations to give notice to the regulators within 36 hours of a cyber incident. The rule extends to a bank’s service providers, requiring us to notify our bank partners in the event of such an incident. The California Consumer Privacy Act (the "CCPA"), went into effect in January 2020, and the California Privacy Rights Act of 2020 (the "CPRA"), which replaces the CCPA and goes into effect in January 2023 but has a one-year look back period, place additional requirements on the handling of personal data for us and our third-party providers. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented by the legislation, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies, restrict our products and services or certain features, and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. For example, the Commonwealth of Virginia enacted the Consumer Data Protection Act and the State of Colorado enacted the Colorado Privacy Act, both of which take effect January 1, 2023 and may impose obligations similar to or more stringent than those we may face under other data protection laws. Our failure, or the failure by our third-party providers or others with whom we do business, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or the perception that any of the foregoing has occurred, could damage our reputation and market reputation, harm our ability to obtain market adoption, discourage new and existing members and prospective members from using our products and services, require us to change our business practices or operational structure or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.

In addition, an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships including our acquisition of Digit could lead to increased complexity around our compliance obligations with respect to privacy, data protection and information security laws or regulations. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems, products or services or require changes to our business practices or policies relating to privacy, data protection, or information security. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection and information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations. For example, on April 21, 2021, the United States Court of Appeals for the Eleventh Circuit issued an opinion in Hunstein v. Preferred Collection and Management Services, Inc., holding that a debt collector’s transmittal of the plaintiff’s personal information to the vendor used to generate and send collection letters violated the FDCPA provision which generally prohibits a debt collector from communicating with anyone other than the debtor in connection with the collection of any debt without the debtor’s consent. The Hunstein case resulted in a significant amount of litigation against debt collectors and creditors collecting their own debt. In a recent ruling, the Eleventh Circuit vacated the Hunstein decision pending an en banc hearing on the ruling set for February 2022. Depending on the outcome of the hearing, we could determine that changes to our business practices, policies, and procedures are necessary, including the arrangements we have in place with certain of our third-party vendors that require us to share consumer information. These changes could adversely affect our ability to collect and as a result, our results of operations and financial condition could be negatively impacted.

Our business is subject to the regulatory framework applicable to registered investment advisers, including regulation by the SEC.

We offer investment management services through Digit Advisors, LLC which provides automated investment advice regarding the selection of a portfolio of exchange traded funds through the Digit app. Digit Advisors is registered as an investment adviser under the Advisers Act, and is subject to regulation by the SEC.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our members who are advisory clients, as well as the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our members, including for example restrictions on transactions with our affiliates. Our investment adviser has in the past and will in the future be subject to periodic SEC examinations. Our investment adviser is also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event such investment adviser fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members.

Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.

We provide our credit card products through a bank partnership program with WebBank and we have bank partnership programs with Metabank, N.A., to offer unsecured installment loans and provide deposit accounts, debit card services and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

The uncertainty of the federal and state regulatory environments around bank partnership programs means that our efforts to launch products and services through bank partners may not ultimately be successful, or may be challenged by legislation or regulatory action. If the legal structure underlying our relationship with our bank partners were to be successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates. In the event of such a challenge or if our arrangements with our bank partners were to change or end for any reason, we would need to rely on an alternative bank relationship, find an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a national bank charter, and/or be subject to the interest rate limitations of certain states. In addition, adverse orders or regulatory enforcement actions against our bank partners, even if unrelated to our business, could impose restrictions on their ability to continue to extend credit or on current terms. Regulation by federal and state regulators may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny and otherwise increase our regulatory burden, or may limit our ability to expand the scope of our activities in a manner that could have a material adverse effect on us.

Anti-money laundering, anti-terrorism financing and economic sanctions laws could have adverse consequences for us.

We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform member due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties and reputational harm.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

The Investment Company Act of 1940, as amended (the "Investment Company Act") contains substantive legal requirements that regulate the way “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company, including by relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

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

We have in the past incurred, and expect to continue to incur, substantial debt to fund our loan activities. We depend on securitization transactions, warehouse facilities, whole loan sales and other forms of debt financing in order to finance the growth of our business and the origination of most of the loans we make to our members. The incurrence of debt could have a variety of negative effects, including:

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
•defaults based on loan portfolio performance or default in our collection and loan servicing obligations could result in our being replaced by a third-party or back-up servicer and notification to our members to redirect payments;
•downgrades or revisions of agency ratings for our debt financing; and
•monitoring, administration and reporting costs and expenses, including legal, accounting and other monitoring reporting costs and expenses, required under our debt financings.

In addition, some of our credit facilities currently utilize a floating rate of interest linked to LIBOR. In July 2017, the U.K. announced the discontinuation of LIBOR which could result in interest rate increases under our credit facilities which could adversely affect our results of operations.

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the Secured Financing facilities) and whole loan sale facilities. If we are unable to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders, this could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For example, our securitizations contain collateral performance threshold triggers related to the three-month average annualized gross charge-off or net charge-off rate which, if exceeded, would lead to early amortization. To support our collateral requirements under our financing agreements, we use a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our back-up servicer or another successor servicer. If we are replaced as servicer to these loans, there is no guarantee that the back-up services will be adequate. Any disruptions in services may cause the inability to collect and process repayments. For more information on covenants, requirements and events, see Note 9, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

During an early amortization period or if an event of default exists, principal and interest collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities and principal collections would no longer be available on a revolving basis to fund purchases of newly originated loans. If an event of default exists under our revolving debt or loan sale facilities, the applicable lenders or purchasers’ commitments to extend further credit or purchase additional loans under the related facility would terminate. If collections were insufficient to repay the amounts due under our securitizations and our revolving debt facilities, the applicable lenders, trustees and noteholders could seek remedies, including against the collateral pledged under such facilities. Any of these events would negatively impact our liquidity, including our ability to originate new loans, and require us to rely on alternative funding sources. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail the origination of loans, and we may be replaced by our back-up servicer or another successor servicer.

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

The securitization market is subject to changing market conditions, and we may not be able to access this market when we would otherwise deem appropriate. Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements may affect the type of securitizations that we are able to complete.

Asset-backed securities and the securitization markets were heavily affected by the Dodd-Frank Act and have also been a focus of increased regulation by the SEC. For example, the Dodd-Frank Act mandates the implementation of rules requiring securitizers or originators to retain an economic interest in a portion of the credit risk for any asset that they securitize or originate. Furthermore, sponsors are prohibited from diluting the required risk retention by dividing the economic interest among multiple parties or hedging or transferring the credit risk the sponsor is required to maintain. Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five business days prior to the first sale of securities, which has led and will continue to lead us to incur additional costs in connection with each securitization. In addition, some of the regulations to be implemented under the Dodd-Frank Act relating to securitization have not yet been finalized. Any new rules or changes to the Dodd-Frank Act (or the current rules thereunder) could adversely affect our ability and our cost to access the asset-backed securities market.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 8,733,812 shares for issuance under our 2019 Equity Incentive Plan, 1,273,009 shares for issuance under our 2019 Employee Stock Purchase Plan, and 655,000 shares for issuance under our 2021 Inducement Equity Incentive Plan, subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

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
•changes in operating performance and market valuations of similar companies;

•failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•speculation in the press or investment community
•any major change in our management;
•sales of shares of our common stock by us or our stockholders;
•actual or anticipated fluctuations in our results of operations;
•actual or perceived data security breaches or incidents impacting us or our third-party service providers;
•changes in prevailing interest rates;
•quarterly fluctuations in demand for our loans;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or other proprietary rights;
•litigation, government investigations and regulatory actions;
•passage of legislation or other regulatory developments that adversely affect us or our industry; and
•other general market, political and economic conditions.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new financial products and services, enhance our risk management model, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we do not have sufficient capital, we may be unable to pursue certain opportunities and our ability to continue to support our growth and to respond to challenges could be impaired.

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

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of our target market may prove to be inaccurate. It is impossible to offer every loan product, term or feature that every member wants, and our competitors may develop and offer loan products, terms or features that we do not offer. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the individuals covered by our market opportunity estimates will generate any particular level of revenues for us. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at similar rates, if at all, for a variety of reasons outside of our control, including competition in our industry. Furthermore, in order for us to successfully address this broader market opportunity, we will need to successfully expand into new geographic regions where we do not currently operate. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters is located in San Carlos, California pursuant to a lease expiring in February 2026. We are currently subleasing a portion of our headquarters space to third parties. As of December 31, 2021, we leased additional facilities and office space in California, Texas, Mexico, and India. We also operate retail locations and co-locations across California, Illinois, Texas, Utah, Nevada, Arizona, New Mexico, New Jersey and Florida.

Item 3. Legal Proceedings

The information set forth under Note 16, Leases, Commitments and Contingencies, in the accompanying Notes to the Consolidated Financial Statements is incorporated herein by reference. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights, consumer litigation, and regulatory proceedings. Other than as described in this report, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Oportun's common stock has been listed for trading on the Nasdaq Global Select Market since September 26, 2019 under the symbol "OPRT". As of February 22, 2022, we had 32,018,365 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name or held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our Board.

Stock Performance

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

In connection with the consideration for the acquisition of 100% of the outstanding stock of Digit, on December 22, 2021, we issued 3,522,182 shares of Company common stock and restricted stock to Digit stockholders. The restricted common stock is subject to transfer restrictions and a repurchase option by the Company. For information about the acquisition, see Note 6, Acquisition, of the Notes to the Consolidated Financial Statements.

The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering and the recipients of the securities in this transaction represented their intention to acquire the securities for investment only and not for sale in connection with any distribution thereof, and had adequate access to information about us, through their relationships with us or otherwise.

Use of Proceeds

None.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For more information about terms and abbreviations used in this report see the “Glossary” at the end of Part II of this report.

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

Overview

We are a financial technology company and digital banking platform driven by our mission to provide inclusive, affordable financial services that empower our members to build a better future. By intentionally designing our products with our members in mind, we are focused on realizing our vision to deliver a complete set of financial solutions that meet the needs of hardworking people, from borrowing and banking to savings, investing and more. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 16-year lending history, we have extended more than $12.0 billion in responsible credit through more than 4.9 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

With our acquisition of Hello Digit, Inc. ("Digit") on December 22, 2021, we believe we now have a strong competitive advantage over other fintechs and neobanks. As a combined company, we can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals. Digit began with a savings product and the intent to apply A.I. to make financial health effortless for everyone. Following the success of the initial savings product, Digit has now expanded its offering to bank account and investment products. Since 2015, Digit members have saved over $7.2 billion towards their rainy day fund and other savings goals and paid down more than $330.0 million in debt.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include digital banking, automated savings, long-term investing and retirement savings. Consumers are able to become members and access our products through our digital banking app—the Digit app—and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through over 480 retail locations, which includes 258 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2021, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 35 months and 32.4%, respectively. The average loan size for loans we originated in 2021 was $3,357. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $11,000 with terms of 11 to 52 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2021, we originate unsecured personal loans in 12 states through state licenses and in 26 states through our partnership with MetaBank, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $20,000 with terms ranging from 21 to 64 months. The average loan size for secured personal loans we originated in 2021 was $7,003. As of December 31, 2021, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 46 months and 29.6%, respectively. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas and Florida, and we are in the process of expanding to other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of December 31, 2021. Credit lines on our credit cards range in size from $300 to $1,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of December 31, 2021. The average credit line for credit cards activated in 2021 was $898.

Digital Banking Products

Digit Savings – Our Digit Savings product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals.

Digit Direct – Our Digit Direct product offers intelligent budgeting across bills, savings and spending via a checking account, offered through a bank partner, and members can have Digit be their primary banking relationship.

Digit Investing and Digit Retirement – Our Digit investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocates our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested $36 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands. Our first strategic partner for this Lending as a Service model was DolEx Dollar Express, Inc. (“DolEx”). In this partnership, DolEx markets loans and enters borrower applications into Oportun’s system, and Oportun underwrites, originates and services the loans. In July 2021, we signed Barri Financial Group as a Lending as a Service partner, which we launched in several locations in October 2021. In January of 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later (“BNPL”) financing options. When deployed, Oportun will be available as a checkout option, through Sezzle, for larger purchases, which we believe will allow us to reach more new members. We believe we will be able to offer Lending as a Service to additional partners, and expand our membership base.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 17 bond offerings in the asset-backed securities market, the last 14 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. We are also party to a whole loan sale program whereby we sell a percentage of our loans to a third-party financial institution. In addition to our whole loan sale program, we also have a $600.0 million Personal Loan Warehouse facility with a term through September 2024 and a $150.0 million Credit Card Warehouse facility with a term through December 2023 which also helps to fund our receivables growth.

Digit Acquisition

On December 22, 2021, we completed our acquisition of Digit. Digit is a digital banking platform that provides automated savings, investing and banking tools. Digit members can keep and integrate their existing bank accounts into the platform, or they can make Digit their primary banking relationship by opening new accounts via Digit’s bank partner. By acquiring Digit, Oportun further expands its A.I. and digital capabilities, adding to its services to provide consumers a holistic offering built to address their financial needs. The total consideration we provided for Digit was approximately $205.3 million, comprised of $73.2 million in equity and $132.1 million in cash, subject to customary adjustments. The total consideration as reported herein differs from the amounts previously disclosed due to changes in the underlying value of the stock between the date the of the definitive agreement and the closing of the acquisition. The number of shares of Company common stock comprising the stock portion of the consideration was determined using the stock price as of the signing of the definitive agreement. We acquired 100% of the outstanding stock of Digit, and Digit is now our wholly-owned subsidiary. The cash consideration was funded with a $116.0 million Acquisition Financing facility.

Digit started as a savings platform that connects to members’ checking accounts and analyzes their income and spending patterns to find amounts that can safely be set aside towards savings goals. Digit calculates these amounts by identifying upcoming bills and regular spending habits to ensure optimal amounts are flagged for savings and transferred to savings accounts. The funds in these saving accounts are owned by Digit members and are not the assets of the Company. Therefore, these funds are not included in the Consolidated Balance Sheets.

Retail Network Optimization

Consistent with our retail network optimization plan, during the first quarter of 2021, we closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations. In addition, for the twelve months ended December 31, 2021, we incurred $11.2 million in expenses related to the retail location closures. In the first quarter of 2021, we recognized $1.6 million related to severance and benefits related to the store closures which represents all severance and benefits related costs to be incurred related to the retail network optimization plan. The income statement impact for the twelve months ended December 31, 2021 was $12.8 million and was recorded through General, administrative and other on the Consolidated Statements of Operations. As the initial retail network optimization plan was substantially completed in the third quarter, there were no significant expenses incurred for the three months ended December 31, 2021.
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

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2021 and 2020. For similar financial and operating metrics and discussion of our 2020 results compared to our 2019 results, refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 23, 2021 (File No. 001-39050).

	As of or for the Year Ended December 31,
(in thousands of dollars, except CAC)	2021	2020
Key Financial and Operating Metrics
Members (1)	1,479,660	651,600
Products (2)	1,545,463	651,600
Aggregate Originations	$2,295,012	$1,347,994
30+ Day Delinquency Rate	3.9%	3.7%
Annualized Net Charge-Off Rate	6.8%	9.8%
Return on Equity	8.9%	(9.4)%
Adjusted Return on Equity	14.7%	(3.0)%

Other Metrics
Number of Loans Originated	753,474	449,362
Customer Acquisition Cost	$155	$199
Average Daily Principal Balance	$1,756,170	$1,701,665
Owned Principal Balance at End of Period	$2,272,864	$1,639,626
Managed Principal Balance at End of Period	$2,583,462	$1,895,410
Operating Efficiency	74.6%	67.4%
Adjusted Operating Efficiency	67.3%	61.1%
(1) The Member metric reported as of December 31, 2020 is our previously defined Active Customer metric.
(2) Products presented as of December 31, 2020 represents one product per member as we did not have members with multiple products at that time.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Members

Members as of December 31, 2021 grew to 1.5 million, as compared to 0.7 million as of December 31, 2020. This increase was primarily driven by the acquisition of Digit and its members, as well as the increase in application volume and the growth of our credit card and secured personal loan products due to investments in digital marketing, direct mail and referral programs.

Products

Products as of December 31, 2021, grew to 1.5 million, compared to the 0.7 million Products we had as of December 31, 2020. This increase was primarily driven by the acquisition of Digit and its four digital banking products: Digit Savings, Digit Investing, Digit Retirement and Digit Direct. Combined with Oportun's unsecured personal loans, secured personal loans and credit cards, these seven products comprise our product offerings.

Aggregate Originations

Aggregate Originations increased to $2.30 billion for the year ended December 31, 2021 from $1.35 billion for the year ended December 31, 2020, representing a 70.3% increase. The increase is primarily driven by an increased number of applications due to higher demand. We originated 753,474 and 449,362 loans for the years ended December 31, 2021 and 2020, respectively.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate remained relatively flat at 3.9% and 3.7% as of December 31, 2021 and 2020, respectively, due to the effectiveness of our collections tools and payment options that have helped our borrowers manage through the pandemic as well as tighter underwriting criteria for loans originated since the pandemic began.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the years ended December 31, 2021 and 2020 was 6.8% and 9.8%, respectively. Net charge-offs decreased due to the overall improvement in the economy, the impact of stimulus payments to consumers as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our borrowers manage through the pandemic.

Return on Equity and Adjusted Return on Equity

For the year ended December 31, 2021 and 2020, Return on Equity was 8.9% and (9.4)%, respectively, and Adjusted Return on Equity was 14.7% and (3.0)%, respectively. The increases in Return on Equity and Adjusted Return on Equity are primarily due to higher net income. Net income was higher due to lower credit losses and increased fair value of our loan portfolio due to improved credit outlook. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures—Fair Value Pro Forma.”

Historical Credit Performance

Our A.I.-driven credit models enable us to originate loans with low and stable loss rates. Our Annualized Net Charge-off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the pandemic. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. However, we anticipate this rate will return to levels consistent with performance in pre-pandemic years. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due or 180 days contractually past due in the case of credit cards.

.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through December 31, 2021 divided by the total origination loan volume for that year.

The below chart and table shows our net lifetime loan loss rate for each annual vintage of our personal loan product since we began lending in 2006, excluding loans originated from July 2017 to August 2020 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. We have managed to stabilize cumulative net loan losses since the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0
Net lifetime loan losses as of December 31, 2021 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	10.0%*	10.0%*	4.2%*
Outstanding principal balance as of December 31, 2021 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	1.6%	14.3%	51.8%
* Vintage is not yet fully mature from a loss perspective.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. For the three months ended December 31, 2021, our business exhibited growth in originations and revenue and improved profitability. Prior to the pandemic, we historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our borrowers' available cash flow around the holidays. General increases in our borrowers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our borrowers’ borrowing needs. We experienced this seasonal trend in 2021, consistent with years prior to the COVID-19 pandemic. The economic impact of COVID-19 disrupted these seasonal trends in March 2020 and for the remainder of 2020.

Results of Operations

The following tables and related discussion set forth our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. For a discussion regarding our operating and financial data for the year ended December 31, 2020, as compared to the same period in 2019, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021 (File No. 001-39050).

	Years Ended December 31,
(in thousands of dollars)	2021	2020
Revenue
Interest income	$575,839	$545,466
Non-interest income	50,943	38,268
Total revenue	626,782	583,734
Less:
Interest expense	47,669	58,368
Total net decrease in fair value	(48,632)	(190,306)
Net revenue	530,481	335,060
Operating expenses:
Technology and facilities	139,564	129,795
Sales and marketing	116,882	89,375
Personnel	115,833	106,446
Outsourcing and professional fees	57,931	47,067
General, administrative and other	37,480	20,471
Total operating expenses	467,690	393,154
Income (loss) before taxes	62,791	(58,094)
Income tax expense (benefit)	15,377	(13,012)
Net income (loss)	$47,414	$(45,082)

Total revenue

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Revenue
Interest income	$575,839	$545,466	$30,373	5.6%
Non-interest income	50,943	38,268	12,675	33.1%
Total revenue	$626,782	$583,734	$43,048	7.4%
Percentage of total revenue:
Interest income	91.9%	93.4%
Non-interest income	8.1%	6.6%
Total revenue	100.0%	100.0%

Interest income. Total interest income increased by $30.4 million, or 5.6%, from $545.5 million for 2020 to $575.8 million for 2021. The increase is primarily attributable to growth in our Average Daily Principal Balance, which grew from $1.70 billion for 2020 to $1.76 billion for 2021, an increase of 3.2%. The increase is due to growth in our portfolio as a result of higher application volume due to increased demand and due to 2020 originations being depressed as a result of the COVID-19 pandemic. Interest income was also favorably impacted by an increase in portfolio yield of 72 basis points in the year ended December 31, 2021 compared to the year ended December 31, 2020 due to growth in originations to new members who generally receive higher APRs than returning members.

Non-interest income. Total non-interest income increased by $12.7 million, or 33.1%, from $38.3 million for 2020 to $50.9 million for 2021. This increase is primarily due to increased gain on loans sold of $6.4 million, or 31.7% under our whole loan sale programs due to an increase in loans sold resulting from higher origination volume. The increase in non-interest income is also due to $4.2 million of increased fees related to our credit card portfolio, $3.0 million increase related to MetaBank, N.A. documentation fees and $0.9 million attributed to Digit subscription income for the last ten days of 2021 after the acquisition, partially offset by decreased servicing fees of $2.0 million for the year ended December 31, 2021, due to the reduction in our serviced portfolio of sold loans due to lower sale volume since the onset of the COVID-19 pandemic and our decision to sell 10% versus 15% of originated loans.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Interest expense	$47,669	$58,368	$(10,699)	(18.3)%
Percentage of total revenue	7.6%	10.0%
Cost of Debt	3.1%	4.1%
Leverage as a percentage of Average Daily Principal Balance	88.5%	83.8%

Interest expense. Interest expense decreased by $10.7 million, or 18.3%, from $58.4 million for 2020 to $47.7 million for 2021. We financed approximately 88.5% of our loans receivable through debt for 2021 as compared to 83.8% for 2020, and our Average Daily Debt Balance increased from $1.43 billion to $1.55 billion for 2021, an increase of 9.0%. We have continued to improve our Cost of Debt as we have been able to refinance at lower interest rates and increase the size of our securitizations. In 2022, we expect our interest expense to increase as we borrow to fund our portfolio growth and interest rates increase.

See Note 2, Summary of Significant Accounting Policies, and Note 9, Borrowings, in the Notes to the Consolidated Financial Statements included in this report for further information on our Interest expense and our Secured Financing and asset-backed notes.

Total net decrease in fair value

Net decrease in fair value reflects changes in fair value of Fair Value Loans and Fair Value Notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have derivative instruments related to our bank partnership program with MetaBank, N.A. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on fair value loans	$57,044	$(25,548)	$82,592	*
Fair value mark-to-market adjustment on asset-backed notes	15,408	2,137	13,271	*
Fair value mark-to-market adjustment on derivatives	(3,097)	—	(3,097)
Total fair value mark-to-market adjustment	69,355	(23,411)	92,766	*
Charge-offs, net of recoveries on loans receivable at fair value	(119,413)	(166,895)	47,482	*
Excess interest - credit card performance fee	1,426	—	1,426	*
Total net decrease in fair value	$(48,632)	$(190,306)	$141,674	*
Percentage of total revenue:
Fair value mark-to-market adjustment	11.1%	(4.0)%
Charge-offs, net of recoveries on loans receivable at fair value	(19.1)%	(28.6)
Total net decrease in fair value	(8.0)%	(32.6)%
Discount rate	6.94%	6.85%
Remaining cumulative charge-offs	9.60%	10.03%
Average life in years	0.86	0.80
* Not meaningful

Net decrease in fair value. Net decrease in fair value for 2021 was $48.6 million. This amount represents a total fair value mark-to-market increase of $69.4 million, and $119.4 million of charge-offs, net of recoveries on Fair Value Loans. The total fair value mark-to-market adjustment consists of a $57.0 million mark-to-market adjustment on Fair Value Loans due to (a) a decrease in remaining cumulative charge-offs from 10.03% as of December 31, 2020 to 9.60% as of December 31, 2021 due to improving credit trends, (b) an increase in average life from 0.80 years as of December 31, 2020 to 0.86 years as of December 31, 2021, partially offset by (c) an increase in the discount rate from 6.85% as of December 31, 2020 to 6.94% as of December 31, 2021 caused by higher interest rates. The $15.4 million mark-to-market adjustment on Fair Value Notes is due to rising rates and widening asset-backed securitization spreads. In 2022, we expect net decrease in fair value to be lower due to faster growth in new loans leading to increased losses.

Charge-offs, net of recoveries

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Total charge-offs, net of recoveries	$119,413	$166,895	$(47,482)	(28.5)%
Average Daily Principal Balance	1,756,170	1,701,665	54,505	3.2%
Annualized Net Charge-Off Rate	6.8%	9.8%

Charge-offs, net of recoveries.

Our Annualized Net Charge-Off Rate decreased to 6.8% for the year ended December 31, 2021 from 9.8% for the year ended December 31, 2020. Net charge-offs for the year ended December 31, 2021 decreased primarily due to the overall improvement in the economy, the impact of stimulus payments to consumers as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our borrowers manage through the pandemic. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due or 180 days contractually past due in the case of credit cards. In 2022, we expect growth in new loan originations and our loan portfolio overall to lead to higher charge-offs.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses. Operating expenses include $50.1 million and $21.9 million related to new products for the years ended December 31, 2021 and 2020, respectively.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build our A.I.-enabled digital platform, and consisting of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees and depreciation and amortization. Lastly, the third category includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Technology and facilities	$139,564	$129,795	$9,769	7.5%
Percentage of total revenue	22.3%	22.2%

Technology and facilities. Technology and facilities expense increased by $9.8 million, or 7.5%, from $129.8 million for 2020 to $139.6 million for 2021. The increase is primarily due to $7.9 million service costs related to higher usage of software and cloud services, $3.5 million of increased depreciation commensurate with growth in internally developed software, $2.1 million in usage of India off-shoring services and other temporary contractors to supplement staffing related to new product investment and $3.4 million increase in salaries and benefits due to the increase in headcount. These increases were partially offset by the $3.7 million lower impairment charge related to fixed assets and system development costs associated with our direct auto product recorded in 2020 that were not present in 2021, $1.8 million lower office rent associated with retail locations that were closed as a result of the retail network optimization plan earlier in 2021 and $1.4 million lower expense due to higher capitalization of internally developed software in 2021 compared to 2020.
Sales and marketing

Sales and marketing expenses consist of two components and represent the costs to acquire our members. The first component is comprised of the expense to acquire a member through various paid marketing channels including direct mail, digital marketing and brand marketing. The second component is comprised of the costs associated with our telesales, lead generation and retail operations, including personnel expenses, but excluding costs associated with retail locations.

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars, except CAC)	2021	2020	$	%
Sales and marketing	$116,882	$89,375	$27,507	30.8%
Percentage of total revenue	18.6%	15.3%
Customer Acquisition Cost (CAC)	$155	$199	$(44)	(22.1)%

Sales and marketing. Sales and marketing expenses to acquire our members increased by $27.5 million, or 30.8%, from $89.4 million for 2020 to $116.9 million for 2021. To grow our Aggregate Originations, we increased our investment in marketing initiatives by $33.8 million across various marketing channels, including direct mail, digital advertising, lead aggregators and our referral programs. This increase was partially offset by $8.0 million lower personnel-related costs as a result of the implementation of our retail network optimization plan that began in the first quarter of 2021. As a result of our increased number of loans originated during the year ended December 31, 2021, our CAC decreased by 22.1%, from $199 for the year ended December 31, 2020 to $155 for the year ended December 31, 2021.
Personnel

Personnel expense represents compensation and benefits that we provide to our employees, and include salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, and retail operations which are included in sales and marketing expense and technology which is included in technology and facilities expense.

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Personnel	$115,833	$106,446	$9,387	8.8%
Percentage of total revenue	18.5%	18.2%

Personnel. Personnel expense increased by $9.4 million, or 8.8%, from $106.4 million for 2020 to $115.8 million for 2021, primarily driven by a $9.5 million increase in compensation expense due to a 14.2% increase in U.S. headcount and merit increases.

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

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Outsourcing and professional fees	$57,931	$47,067	$10,864	23.1%
Percentage of total revenue	9.2%	8.1%

Outsourcing and professional fees. Outsourcing and professional fees increased by $10.9 million, or 23.1%, from $47.1 million for 2020 to $57.9 million for 2021. The increase is primarily attributable to $11.3 million in debt financing fees and expenses related to asset-backed securitizations, $5.4 million increase in credit report expense due to higher application volume and $4.6 million of higher professional service costs related to credit card and bank partnership programs and expenses associated with our bank charter application. These increases were partially offset by a $5.3 million decrease related to ceasing legal collection on defaulted loans beginning in August 2020, $2.9 million lower outsourced service costs due to the decline in contact center outsourced headcount that was needed as a result of the uncertainty around the COVID-19 pandemic and $1.5 million in lower legal fees.

General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses associated with our retail network optimization plan and acquisition-related costs.

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
General, administrative and other	$37,480	$20,471	$17,009	83.1%
Percentage of total revenue	6.0%	3.5%

General, administrative and other. General, administrative and other expense increased by $17.0 million, or 83.1%, from $20.5 million for 2020 to $37.5 million for 2021, primarily due to our retail network optimization expenses of $11.2 million related to the retail location closures and $1.6 million related to severance and benefits related to the retail location closures. The increase was also attributable to $10.0 million of transaction and integration related expenses as a result of the Digit acquisition and a $3.3 million impairment charge recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment. These increases were partially offset by an $8.8 million decrease in litigation reserve relative to prior year and decreases in travel expenses due to travel restrictions and remote working arrangements resulting from the COVID-19 pandemic.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the years ended December 31, 2021 and 2020 we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Year Ended December 31,		2021 vs. 2020 Change
(in thousands of dollars)	2021	2020	$	%
Income tax expense (benefit)	$15,377	$(13,012)	$28,389	218.2%
Percentage of total revenue	2.5%	(2.2)%
Effective tax rate	24.5%	22.4%

Income tax expense (benefit). Income tax expense increased by $28.4 million or 218.2%, from a benefit of $13.0 million for 2020 to an expense of $15.4 million for 2021, primarily as a result of a pretax loss for the year ended December 31, 2020.

See Note 2, Summary of Significant Accounting Policies, and Note 14, Income Taxes, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Summary

Fair value is an electable option under GAAP to account for any financial instruments, including loans receivable and debt. It differs from amortized cost accounting in that loans receivable and debt are recorded on the balance sheet at fair value rather than on a cost basis. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. The fair value of instruments under this election is updated at the end of each reporting period, with changes since the prior reporting period reflected in the Consolidated Statements of Operations as net decrease in fair value which impacts Net Revenue. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in fair value and therefore impact earnings. These changes in the fair value of the Fair Value Loans may be partially offset by changes in the fair value of the Fair Value Notes, depending upon the relative duration of the instruments.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

We calculate the fair value of Fair Value Loans using a model that projects and discounts expected cash flows. The fair value is a function of:

•Portfolio yield;
•Average life;
•Prepayments (or principal payment rate for our credit card receivables);
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

Prepayments are the expected remaining cumulative principal payments that will be repaid earlier than contractually required over the life of the loan, divided by the outstanding principal balance. For credit card receivables we estimate principal payment rates which are the expected amount and timing of principal payments over the life of the receivable.

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

The table below reflects the application of this methodology for the eight quarters since January 1, 2020, on loans held for investment. The data for the three months ended December 31, 2021 in the table below represents all of our credit products. The data for the three months ended September 30, 2021 in the table below represents our secured and unsecured loan portfolio. For prior quarters, the data in the table below represents only our unsecured personal loan portfolio which was the primary driver of fair value during those periods.

	Three Months Ended
	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Weighted average portfolio yield over the remaining life of the loans	30.14%	30.35%	30.28%	30.25%	30.17%	30.50%	30.78%	30.74%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.14%	25.35%	25.28%	25.25%	25.17%	25.50%	25.78%	25.74%
Multiplied by: Weighted average life in years	0.859	0.761	0.769	0.778	0.796	0.775	0.797	0.903
Pre-loss cash flow	21.60%	19.26%	19.43%	19.64%	20.03%	19.75%	20.54%	23.25%
Less: Remaining cumulative charge-offs	(9.60)%	(7.53)%	(7.59)%	(8.60)%	(10.03)%	(10.61)%	(12.73)%	(14.56)%
Net cash flow	12.00%	11.73%	11.84%	11.04%	10.00%	9.14%	7.81%	8.69%
Less: Discount rate multiplied by average life	(5.96)%	(4.96)%	(5.03)%	(5.17)%	(5.45)%	(6.07)%	(7.04)%	(11.54)%
Gross fair value premium (discount) as a percentage of loan principal balance	6.04%	6.77%	6.81%	5.87%	4.55%	3.07%	0.77%	(2.85)%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.03)%	(0.90)%	(0.87)%	(0.92)%	(1.06)%	(1.15)%	(1.35)%	(1.11)%
Fair value premium (discount) as a percentage of loan principal balance	5.01%	5.87%	5.94%	4.95%	3.49%	1.92%	(0.58)%	(3.96)%
Discount Rate	6.94%	6.52%	6.54%	6.65%	6.85%	7.84%	8.84%	12.78%

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
▪During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Net Income and Adjusted EBITDA. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Net Income or Adjusted EBITDA because our business practices have been updated to operate in the current environment.
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

Fair Value Pro Forma

We previously elected the fair value option to account for all Fair Value Loans held for investment and all Fair Value Notes issued on or after January 1, 2018. In order to facilitate comparisons to prior periods, we have provided below unaudited financial information for the year ended December 31, 2020 on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued. Upon adoption of ASU 2019-05, effective January 1, 2020, we elected the fair value option on all remaining loans that had previously been measured at amortized cost. Accordingly, for the years ended December 31, 2021 and 2020, we did not have any loans receivable measured at amortized cost. Therefore, there are no Fair Value Pro Forma adjustments related to assets or revenue as of and for the years ended December 31, 2021 and 2020. As of January 1, 2021, we no longer have any Fair Value Pro Forma adjustments as there are no longer any amortized cost balances. However, on a Fair Value Pro Forma basis, the year ended December 31, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

Fair Value Pro Forma Consolidated Statements of Operations Data:

	Year Ended December 31, 2021 (1)	Year Ended December 31, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Revenue:
Interest income	$575,839	$545,466	$—	$545,466	$30,373	5.6%
Non-interest income	50,943	38,268	—	38,268	12,675	33.1%
Total revenue	626,782	583,734	—	583,734	43,048	7.4%
Less:
Interest expense	47,669	58,368	(889)	57,479	(9,810)	(17.1)%
Net decrease in fair value	(48,632)	(190,306)	667	(189,639)	141,007	74.4%
Net revenue	530,481	335,060	1,556	336,616	193,865	57.6%
Operating expenses:
Technology and facilities	139,564	129,795	—	129,795	9,769	7.5%
Sales and marketing	116,882	89,375	—	89,375	27,507	30.8%
Personnel	115,833	106,446	—	106,446	9,387	8.8%
Outsourcing and professional fees	57,931	47,067	—	47,067	10,864	23.1%
General, administrative and other	37,480	20,471	—	20,471	17,009	83.1%
Total operating expenses	467,690	393,154	—	393,154	74,536	19.0%
Income (loss) before taxes	62,791	(58,094)	1,556	(56,538)	119,329	211.1%
Income tax expense (benefit)	15,377	(13,012)	682	(12,330)	27,707	224.7%
Net income (loss)	$47,414	$(45,082)	$874	$(44,208)	$91,622	207.3%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the year ended December 31, 2021 is presented on a GAAP basis and the year ended December 31, 2020 includes Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

Fair Value Pro Forma Consolidated Balance Sheet Data:

	December 31, 2021 (1)	December 31, 2020			Period-to-period Change in FVPF (1)
(in thousands)	As Reported	As Reported	FV Adjustments	FV Pro Forma	$	%
Cash and cash equivalents	$130,959	$136,187	$—	$136,187	$(5,228)	(3.8)%
Restricted cash	62,001	32,403	—	32,403	29,598	91.3%
Loans receivable	2,386,807	1,696,526	—	1,696,526	690,281	40.7%
Other assets	366,858	143,935	—	143,935	222,923	154.9%
Total assets	2,946,625	2,009,051	—	2,009,051	937,574	46.7%
Total debt	2,159,687	1,413,694	—	1,413,694	745,993	52.8%
Other liabilities	183,057	128,729	682	129,411	53,646	41.5%
Total liabilities	2,342,744	1,542,423	682	1,543,105	799,639	51.8%
Total stockholder's equity	603,881	466,628	(682)	465,946	137,935	29.6%
Total liabilities and stockholders' equity	$2,946,625	$2,009,051	$—	$2,009,051	$937,574	46.7%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the balances as of December 31, 2021 are presented on a GAAP basis and the balances as of December 31, 2020 include Fair Value Pro Forma adjustments related to our asset-backed notes at amortized cost.

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with a litigation reserve, our retail network optimization plan, impairment charges and acquisition and integration related expenses because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 expenses in our adjustments to derive Adjusted EBITDA. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted EBITDA because our business practices have been updated to operate in the current environment.
•We also reverse origination fees for Fair Value Loans, net. We recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment - Fair Value Pro Forma (in thousands)	Year Ended December 31,
	2021	2020
Fair value mark-to-market adjustment on Fair Value Loans	$57,044	$(25,548)
Fair value mark-to-market adjustment on asset-backed notes	15,408	2,804
Fair value mark-to-market adjustment on derivatives	(3,097)	—
Total fair value mark-to-market adjustment - Fair Value Pro Forma	$69,355	$(22,744)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2021	2020
Net income (loss)	$47,414	$(45,082)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	874
Income tax expense (benefit)	15,377	(12,330)
COVID-19 expenses (2)	—	4,632
Depreciation and amortization	23,714	20,220
Impairment (3)	3,324	3,702
Stock-based compensation expense	18,857	19,488
Litigation reserve	—	8,750
Retail network optimization expenses	12,828	—
Acquisition and integration related expenses	10,648	—
Origination fees for Fair Value Loans, net	(15,836)	(900)
Fair value mark-to-market adjustment	(69,355)	22,744
Adjusted EBITDA (4)	$46,971	$22,098
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value.
(2) As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted EBITDA because our business practices have been updated to operate in the current environment.
(3) The impairment charge in 2021 was recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment. The impairment charge in 2020 was recognized on fixed assets and system development costs associated with our direct auto product.
(4) For the year ended December 31, 2021, Adjusted EBITDA includes a pre-tax impact of $28.8 million, related to the launch of new products and services (such as secured personal loans, credit card, bank partnership and expenses associated with our bank charter application). For the year ended December 31, 2020, Adjusted EBITDA included a pre-tax impact of $18.2 million related to the launch of new products and services (such as direct auto and credit card).

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with a litigation reserve, our retail network optimization plan, impairment charges and acquisition and integration related expenses, because these items do not reflect ongoing business operations. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Net Income. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Net Income because our business practices have been updated to operate in the current environment.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.
The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the years ended December 31, 2021 and 2020 as if the fair value option had been in place since inception for all loans held for investment and all asset-backed notes:

	Year Ended December 31,
Adjusted Net Income (Loss) (in thousands)	2021	2020
Net income (loss)	$47,414	$(45,082)
Adjustments:
Fair Value Pro Forma net income adjustment (1)	—	874
Income tax expense (benefit)	15,377	(12,330)
COVID-19 expenses (2)	—	4,632
Impairment (3)	3,324	3,702
Stock-based compensation expense	18,857	19,488
Litigation reserve	—	8,750
Retail network optimization expenses	12,828	—
Acquisition and integration related expenses	10,648	—
Adjusted income (loss) before taxes	108,448	(19,966)
Normalized income tax expense (benefit)	29,715	(5,738)
Adjusted Net Income (Loss) (4)	$78,733	$(14,228)
Income tax rate (5)	27.4%	28.7%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value.
(2) As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Net Income because our business practices have been updated to operate in the current environment.
(3) The impairment charge in 2021 was recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment. The impairment charge in 2020 was recognized on fixed assets and system development costs associated with our direct auto product.
(4) For the year ended December 31, 2021, Adjusted Net Income includes an after-tax impact of $17.4 million, related to the launch of new products and services (such as secured personal loans, credit card, bank partnership and expenses associated with our prior bank charter application). For the year ended December 31, 2020, Adjusted Net Income includes an after-tax impact of $14.2 million, related to the launch of new products and services (such as direct auto and credit card).
(5) Income tax rate for the year ended December 31, 2021 is based on a normalized statutory rate and the year ended December 31, 2020, is based on the effective tax rate.

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

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Diluted earnings (loss) per share	$1.56	$(1.65)
Adjusted EPS
Adjusted Net Income (Loss)	$78,733	$(14,228)

Basic weighted-average common shares outstanding	28,191,610	27,333,271
Weighted average effect of dilutive securities:
Stock options	1,375,915	—
Restricted stock units	755,669	—
Diluted adjusted weighted-average common shares outstanding	30,323,194	27,333,271
Adjusted Earnings (Loss) Per Share	$2.60	$(0.52)

Adjusted Return on Equity

We define Adjusted Return on Equity as annualized Adjusted Net Income (loss) divided by average stockholders’ equity. Average stockholders’ equity is an average of the beginning and ending stockholders’ equity balance for each period. Before January 1, 2021, we previously defined Adjusted Return on Equity as annualized Adjusted Net Income divided by average Fair Value Pro Forma total stockholders’ equity. Average Fair Value Pro Forma stockholders’ equity is an average of the beginning and ending Fair Value Pro Forma stockholders’ equity balance for each period. We believe Adjusted Return on Equity is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to equity and how well we generate income from the equity available.

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the years ended December 31, 2021 and 2020. For the reconciliation of net income (loss) to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Year Ended December 31,
(in thousands)	2021	2020
Return on Equity	8.9%	(9.4)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$78,733	$(14,228)
Fair Value Pro Forma average stockholders' equity (1)	$535,255	$476,474
Adjusted Return on Equity	14.7%	(3.0)%
(1) Beginning in 2021 we are no longer including any Fair Value Pro Forma adjustments because all loans originated and held for investment and asset-backed notes issued are recorded at fair value. Therefore, the average stockholders' equity amount as of December 31, 2021 reflects the average of the GAAP stockholders' equity account as of December 31, 2020 and the GAAP stockholders' equity account as of December 31, 2021.

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with a litigation reserve, our retail network optimization plan, impairment charges and acquisition and integration related expenses divided by total revenue. During the last three quarters of 2020 we excluded COVID-19 related expenses in our adjustments to derive Adjusted Operating Efficiency. As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Operating Efficiency because our business practices have been updated to operate in the current environment. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the years ended December 31, 2021 and 2020:

	As of or for the Year Ended December 30,
(in thousands)	2021	2020
Operating Efficiency	74.6%	67.4%
Adjusted Operating Efficiency
Total revenue	$626,782	$583,734
Total operating expense	467,690	393,154
COVID-19 expenses (1)	—	(4,632)
Impairment (2)	(3,324)	(3,702)
Stock-based compensation expense	(18,857)	(19,488)
Litigation reserve	—	(8,750)
Retail network optimization expenses	(12,828)	—
Acquisition and integration related expenses	(10,648)	—
Total adjusted operating expenses	$422,033	$356,582
Adjusted Operating Efficiency	67.3%	61.1%
(1) As of January 1, 2021, COVID-19 expenses are no longer being excluded from Adjusted Operating Efficiency because our business practices have been updated to operate in the current environment.
(2) The impairment charge in 2021 was recognized on a right-of-use asset related to our leased office space in San Carlos, California due to management's decision to move toward a remote-first work environment. The impairment charge in 2020 was recognized on fixed assets and system development costs associated with our direct auto product.

Liquidity and Capital Resources

To date, we fund the majority of our operating liquidity and operating needs through a combination of cash flows from operations, securitizations, secured borrowings and whole loan sales. We may also utilize other sources in the future. Our material cash requirements relate to funding our lending activities, our debt service obligations, our operating expenses, and investments in the long-term growth of the company.

During 2021, available liquidity increased primarily due to increased borrowing capacity under secured financings, partially offset by a decrease in cash and cash equivalents. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. We expect the COVID-19 pandemic to continue to adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.
Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Cash, cash equivalents and restricted cash	$192,960	$168,590
Cash provided by (used in)
Operating activities	163,447	152,869
Investing activities	(884,786)	16,379
Financing activities	745,709	(136,799)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $163.4 million and $152.9 million for the years ended December 31, 2021 and 2020, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense, and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $884.8 million and $16.4 million for the years ended December 31, 2021 and 2020, respectively. Our investing activities consist primarily of loan originations and loan repayments. We currently do not own any real estate. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is primarily due to disbursements on originations of loans increasing by $830.4 million while repayments of loan principal only increased by $53.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change our net cash provided by (used in) investing activities is also driven by our acquisition of Digit, net of acquirer's cash received of $111.7 million.

Financing Activities

Our net cash provided by (used in) financing activities was $745.7 million and $(136.8) million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, net cash provided by financing activities was primarily driven by the issuance of our Series 2021-A, 2021-B and 2021-C asset-backed securitizations and the borrowings under the Secured Financing facilities and Acquisition Financing. For the year ended December 31, 2020, net cash used in financing activities was primarily driven by repayments of borrowings of our Secured Financing facility and redemption of our Series 2017-A and 2017-B asset-backed notes, partially offset by borrowings on our Secured Financing facility.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

As of December 31, 2021, we had $1.65 billion of outstanding asset-backed notes. During 2021, we issued $1.38 billion of asset-backed securities with maturities ranging from 2 to 3 years. Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. For more information regarding our asset-backed securitizations, see Note 9, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of December 31, 2021, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of December, 31, 2021, we had Secured Financing facilities with warehouse lines of $750.0 million in the aggregate with undrawn capacity of $352.0 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

Acquisition Financing

On December 20, 2021, Oportun RF, LLC, a wholly-owned subsidiary of the Company issued a $116.0 million asset-backed floating rate variable funding note, and an asset-backed residual certificate, both of which are secured by certain residual cash flows from the Company's securitizations and guaranteed by Oportun, Inc. The note was used to fund the cash consideration paid for the acquisition of Digit and bears interest at a rate of one-month LIBOR plus 8.00%. The Acquisition Financing is structured to pay down based on an amortization schedule, with a final payment in October 2024.

As of December 31, 2021, we were in compliance with all covenants and requirements per the Secured Financing facilities and Acquisition Financing. For more information regarding our Secured Financing facilities and Acquisition Financing, see Note 9, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Whole loan sales

As of December 31, 2021, we have a whole loan sale flow agreement with an institutional investor through March 4, 2022, in which we agreed to sell at least 10% of our personal loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. The originations of loans sold and held for sale during the year ended December 31, 2021 was $214.6 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale of the Notes to the Consolidated Financial Statements included in this report.

Bank Partnership Program and Servicing Agreement

We entered into a bank partnership program with MetaBank, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by MetaBank based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021.

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Acquisition Financing and Secured Financing, corporate and retail leases, and purchase commitments for technology used in the business. See Note 9, Borrowings and Note 16, Leases, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this report for more information.

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, in our Notes to the Consolidated Financial Statements included elsewhere in this report, we believe the following critical accounting policies affect the more significant estimates, assumptions and judgments we use to prepare our consolidated financial statements.

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
•Remaining Cumulative Prepayments - Remaining cumulative prepayments are estimates of the principal payments that will be repaid earlier than contractually required over the life of a loan held for investment. Remaining cumulative prepayment rates are primarily based on the historical performance of our loans but also incorporate adjustments based on our expectations of future borrower behavior and refinancings through our Good Customer Program. For credit card receivables we estimate the principal payment rate which is the amount of principal we expect to get repaid each month.
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

As discussed above, our fair value model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. For a summary of how these inputs have changed over the last eight quarters since January 1, 2020, refer to Fair Value Estimate Methodology for Loans Receivable at Fair Value in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". For more information regarding the potential impact that changes in these inputs might have on our "Net increase (decrease) in fair value" on our Consolidated Statements of Operations, please refer to Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" included elsewhere in this report.

Business Combination

Under the acquisition method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of the fair value of the purchase consideration over the value of net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing developed technology, member relationships and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets and the appropriate discount rate. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices, credit performance of loans and interest rates. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input. We recorded a fair value mark-to-market adjustment related to our Fair Value Loans and Fair Value Notes of $69.4 million for the year ended December 31, 2021, an increase of approximately $92.8 million compared to the prior year.

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

The following table presents estimates at December 31, 2021. Actual results could differ materially from these estimates:

Remaining Cumulative Charge-Offs	Projected percentage change in the fair value of our Fair Value Loans	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(1.8)%	$(41,779)
110% of expected	(0.9)%	$(21,126)
100% of expected	—%	$—
90% of expected	1.0%	$21,612
80% of expected	1.9%	$43,724

Market Rate and Interest Rate Sensitivity

The fair values of our Fair Value Loans are estimated using a discounted cash flow methodology, where the discount rate considers various inputs such as the price that we can sell loans to a third party in a non-public market, market conditions such as interest rates, and credit spreads. The discount rates may change due to expected loan performance. We charge fixed rates on our loans and the average life of our loan portfolio is approximately 0.9 years. The fair value of fixed rate loans will generally change when interest rates change, because interest rates will impact the discount rate the market uses to value our loans. As of December 31, 2021, we had $1.65 billion of fixed-rate asset-backed notes outstanding with an average life of 1.9 years. Our borrowing cost does not vary with interest rates for our asset-backed notes, but the fair value will generally change when interest rates change, because interest rates will impact the discount rate the market uses to value our notes.

As of December 31, 2021, we had $357.0 million of outstanding borrowings under our Personal Loan Warehouse facility. The interest rate of the PLW is 1-month LIBOR plus a spread of 2.17% and the maximum borrowing amount is $600.0 million. As of December 31, 2021, we had $41.0 million of outstanding borrowings under our Credit Card Warehouse facility. The interest rate on the Secured Financing - CCW facility is LIBOR, with a floor of 1.00%, plus 6.00% on the first $18.8 million of principal outstanding and LIBOR, with a floor of 0.00%, plus 3.41% on the remaining outstanding principal balance and the maximum borrowing amount is $150.0 million. As of December 31, 2021, we had $116.0 million outstanding under our Acquisition Financing. The interest rate of the Acquisition Financing is 1-month LIBOR plus a spread of 8.00%. Changes in interest rates in the future will likely affect our borrowing costs of our Secured Financing facilities and Acquisition Financing. While not carried at fair value on the Consolidated Balance Sheets, we do not expect changes in interest rates to impact our Secured Financings or Acquisition Financing facility.

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

The following table presents estimates at December 31, 2021. Actual results could differ materially from these estimates:

Change in Interest Rates	Projected percentage change in the fair value of our Fair Value Loans	Projected percentage change in the fair value of our Fair Value Notes	Projected change in net fair value recorded in earnings ($ in thousands)
-100 Basis Points	0.8%	1.7%	$(9,537)
-50 Basis Points	0.4%	0.8%	$(4,725)
-25 Basis Points	0.2%	0.4%	$(2,349)
Basis Interest Rate	—%	—%	$—
+25 Basis Points	(0.2)%	(0.4)%	$2,344
+50 Basis Points	(0.4)%	(0.8)%	$4,661
+100 Basis Points	(0.8)%	(1.6)%	$9,237

Prepayment Sensitivity

In a strong economic climate, borrowers’ incomes may increase which may lead them to prepay their loans more quickly. In a weak economic climate, borrowers' incomes may decrease which may lead them to prepay their loans more slowly. The availability of government stimulus payments to consumers during a weak economy may cause prepayments to increase. Additionally, changes in the eligibility requirements for our Good Customer Program, which allows borrowers with existing loans to take out a new loan and use a portion of the proceeds to pay-off their existing loan, could impact prepayment rates. In the future, we may introduce new products or features that could impact the prepayment behavior of our existing loans. Increased competition may also lead to increased prepayment, if our borrowers take out a loan from another lender to refinance our loan.

The following table presents estimates at December 31, 2021. Actual results could differ materially from these estimates:

Remaining Cumulative Prepayments	Projected percentage change in the fair value of our Fair Value Loans	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(0.1)%	$(1,836)
110% of expected	—%	$(906)
100% of expected	—%	$—
90% of expected	—%	$876
80% of expected	0.1%	$1,712

Foreign Currency Exchange Risk

All of our revenue and substantially all of our operating expenses are denominated in U.S. dollars. Our non-U.S. dollar operating expenses in Mexico and India made up 6.5% of total operating expenses in 2021. All of our interest income is denominated in U.S. dollars and is therefore not subject to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loans Receivable at Fair Value — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company’s loans receivable at fair value were at $2,387 million as of December 31, 2021. The loans receivable at fair value were valued as Level 3 financial instruments. Level 3 financial instruments are valued utilizing pricing inputs that are unobservable and significant to the entire fair value measurement. The Company estimates the fair value of the Level 3 loans receivable using a discounted cash flow model based on estimated future cash flows, which considers various inputs that require significant judgment. The model uses inputs that are not observable and inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value.

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

Business Combination — Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Hello Digit, Inc. for $205.3 million on December 22, 2021. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The final valuation of assets and liabilities recognized as of the acquisition date included approximately $84 million of acquired intangible assets and $104 million of goodwill with total net assets acquired of $17 million. Of the identified intangible assets acquired, the most significant were the developed technology of $48.5 million and the member relationship intangible assets of $34.5 million. Management, with the assistance of a valuation specialist, estimated the fair value of developed technology and member relationship intangible assets using the income approach, which determines the fair value as the present value of forecasted future cash flows. The determination of fair value of the assets involves significant estimates and assumptions related to forecasted future cash flows and the selection of the discount rate.

Given the nature of future expected cash flows and the discount rate utilized in the process to determine the fair value of developed technology and member relationship intangible assets, performing audit procedures to evaluate the reasonableness of these future expected cash flows and the discount rate assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of developed technology and member relationship intangible assets from the Hello Digit, Inc. acquisition including the following, among others:

•We tested the effectiveness of the controls over the Company’s valuation process, including controls over future expected cash flows and the discount rate.
•We evaluated the reasonableness of the future expected cash flows utilized in determining fair values of developed technology and member relationship intangible assets, tested the accuracy and completeness of significant data underlying those future expected cash flows and assumptions, and made inquiries of management regarding the basis for their key judgments.
•With the assistance of our fair value specialists, we evaluated the methodologies and calculations used by management to determine the fair value of developed technology and member relationship intangible assets by:
▪Evaluating the reasonableness of the valuation techniques utilized by management’s third-party valuation specialists to value the identified intangibles.
▪Testing the mathematical accuracy of the valuation model and calculations.
▪Testing certain valuation assumptions, including the discount rate, by evaluating management’s underlying source information and evaluating such estimates for reasonableness.

/s/ Deloitte & Touche LLP

San Francisco, CA
March 1, 2022

We have served as the Company's auditor since 2010.

OPORTUN FINANCIAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$130,959	$136,187
Restricted cash	62,001	32,403
Loans receivable at fair value	2,386,807	1,696,526
Interest and fees receivable, net	20,916	15,426
Capitalized software and other intangibles, net	131,181	27,483
Goodwill	104,014	—
Right of use assets - operating	38,403	46,820
Other assets	72,344	54,206
Total assets	$2,946,625	$2,009,051

Liabilities and stockholders' equity
Liabilities
Secured financing	$393,889	$246,385
Asset-backed notes at fair value	1,651,706	1,167,309
Acquisition financing	114,092	—
Lease liabilities	47,699	49,684
Other liabilities	135,358	79,045
Total liabilities	2,342,744	1,542,423
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at December 31, 2021 and December 31, 2020; 32,276,419 shares issued and 32,004,396 shares outstanding at December 31, 2021; 27,951,286 shares issued and 27,679,263 shares outstanding at December 31, 2020	6	6
Common stock, additional paid-in capital	526,338	436,499
Retained earnings	83,846	36,432
Treasury stock at cost, 272,023 and 272,023 shares at December 31, 2021 and December 31, 2020	(6,309)	(6,309)
Total stockholders’ equity	603,881	466,628
Total liabilities and stockholders' equity	$2,946,625	$2,009,051
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue
Interest income	$575,839	$545,466
Non-interest income	50,943	38,268
Total revenue	626,782	583,734
Less:
Interest expense	47,669	58,368
Net decrease in fair value	(48,632)	(190,306)
Net revenue	530,481	335,060

Operating expenses:
Technology and facilities	139,564	129,795
Sales and marketing	116,882	89,375
Personnel	115,833	106,446
Outsourcing and professional fees	57,931	47,067
General, administrative and other	37,480	20,471
Total operating expenses	467,690	393,154

Income (loss) before taxes	62,791	(58,094)
Income tax expense (benefit)	15,377	(13,012)
Net income (loss)	$47,414	$(45,082)

Net income (loss) attributable to common stockholders	$47,414	$(45,082)

Share data:
Earnings (loss) per share:
Basic	$1.68	$(1.65)
Diluted	$1.56	$(1.65)
Weighted average common shares outstanding:
Basic	28,191,610	27,333,271
Diluted	30,323,194	27,333,271
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

For the Years Ended December 31, 2021 and 2020
	Convertible Preferred and Common Stock Warrants		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2021	—	$—	27,679,263	$6	$436,499	$36,432	$(6,309)	$466,628
Issuance of common stock upon exercise of stock options	—	—	240,047	—	3,272	—	—	3,272
Stock-based compensation expense	—	—	—	—	19,888	—	—	19,888
Vesting of restricted stock units, net of shares withheld	—	—	562,904	—	(6,502)	—	—	(6,502)
Issuance of equity on business acquisition	—	—	3,522,182	—	73,181	—	—	73,181
Net income	—	—	—	—	—	47,414	—	47,414
Balance – December 31, 2021	—	$—	32,004,396	$6	$526,338	$83,846	$(6,309)	$603,881

Balance – January 1, 2020	23,512	$63	27,003,157	$6	$418,299	$76,679	$(6,119)	$488,928
Issuance of common stock upon exercise of stock options	—	—	58,722	—	216	—	—	216
Stock-based compensation expense	—	—	—	—	19,488	—	—	19,488
Issuance of common stock upon exercise of warrants	(23,512)	(63)	10,972	—	253	—	(190)	—
Vesting of restricted stock units, net of shares withheld	—	—	606,412	—	(1,757)	—	—	(1,757)
Cumulative effect of adoption of ASU 2019-05	—	—	—	—	—	4,835	—	4,835
Net loss	—	—	—	—	—	(45,082)	—	(45,082)
Balance – December 31, 2020	—	$—	27,679,263	$6	$436,499	$36,432	$(6,309)	$466,628
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$47,414	$(45,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,112	20,220
Fair value adjustment, net	48,632	190,306
Origination fees for loans receivable at fair value, net	(15,836)	(900)
Gain on loan sales	(26,750)	(20,308)
Stock-based compensation expense	18,857	19,488
Deferred tax provision, net	16,451	(14,464)
Other, net	30,567	18,001
Originations of loans sold and held for sale	(214,598)	(188,521)
Proceeds from sale of loans	242,015	208,385
Changes in operating assets and liabilities:
Interest and fee receivable, net	(8,231)	(4,010)
Other assets	(23,913)	(9,926)
Other liabilities	21,727	(20,320)
Net cash provided by operating activities	163,447	152,869
Cash flows from investing activities
Originations of loans	(1,842,211)	(1,011,845)
Repayments of loan principal	1,107,850	1,054,821
Capitalization of system development costs	(26,477)	(21,772)
Acquisition of Digit, net of acquirer's cash received	(111,652)	—
Other, net	(12,296)	(4,825)
Net cash provided by (used in) investing activities	(884,786)	16,379
Cash flows from financing activities
Borrowings under secured financing	1,291,795	469,000
Borrowings under asset-backed notes and acquisition financing	1,479,332	40,244
Payments of secured financing	(1,144,996)	(284,006)
Repayment of asset-backed notes	(875,007)	(360,001)
Other, net	(2,183)	(495)
Net payments related to stock-based activities	(3,232)	(1,541)
Net cash provided by (used in) financing activities	745,709	(136,799)
Net increase in cash and cash equivalents and restricted cash	24,370	32,449
Cash and cash equivalents and restricted cash, beginning of period	168,590	136,141
Cash and cash equivalents and restricted cash, end of period	$192,960	$168,590

Supplemental disclosure of cash flow information
Cash and cash equivalents	$130,959	$136,187
Restricted cash	62,001	32,403
Total cash and cash equivalents and restricted cash	$192,960	$168,590

Cash paid for income taxes, net of refunds	$3,884	$2,829
Cash paid for interest	$46,831	$57,140
Cash paid for amounts included in the measurement of operating lease liabilities	$17,603	$16,244
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$12,392	$8,826
Net issuance of stock related to Digit acquisition	$73,181	$—
Non-cash investment in capitalized assets	$2,103	$550
Non-cash financing activities	$33	$—
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2021

1.	Organization and Description of Business

Oportun is a financial technology company and digital banking platform driven by its mission to provide inclusive, affordable financial services that empower its members to build a better future. Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the "Company") takes a holistic approach to serving its members and view it as the Company's purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. With its acquisition of Hello Digit, Inc. ("Digit") on December 22, 2021, the Company can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. The Company's credit products include personal loans, secured personal loans and credit cards. Our digital banking products include digital banking, automated savings, long-term investing and retirement savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the SEC's definition of a "Smaller Reporting Company”, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation.

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

Business Combinations - The Company accounts for business combinations using the acquisition method of accounting which requires the fair values of the assets acquired and the liabilities assumed to be recognized in the consolidated financial statements. Assets acquired and liabilities assumed in a business combination are recognized at their estimated fair value as of the acquisition date. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset or liability. The excess purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period, with the corresponding offset to goodwill. Acquisition-related costs, such as legal and consulting fees, are recognized separately from the business combination and are expensed as incurred.

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

Foreign Currency Re-measurement ‑ The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars from the local currency at rates in effect at period-end and nonmonetary assets and liabilities are re-measured at historical rates. Revenue and expenses are re-measured at average exchange rates in effect during each period. Foreign currency gains and losses from re-measurement and transaction gains and losses are recorded as general, administrative and other expense in the Consolidated Statements of Operations.

Concentration of Credit Risk ‑ Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable at fair value.

As of December 31, 2021, 49%, 27%, 7% and 6% of the owned principal balance related to borrowers from California, Texas, Florida and Illinois, respectively. Owned principal balance related to borrowers from each of the remaining states of operation continues to be at or below 3%. As of December 31, 2020, 56%, 26%, 5% and 5% of the owned principal balance related to borrowers from California, Texas, Illinois and Florida, respectively, and the owned principal balance related to borrowers from each of the remaining states was at or below 3%.

Cash and Cash Equivalents ‑ Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with a maturity date of three months or less at the time of purchase. Digit's savings platform connects to members’ checking accounts and analyzes their income and spending patterns to find amounts that can safely be set aside towards savings goals. Digit calculates these amounts by identifying upcoming bills and regular spending habits to ensure optimal amounts are flagged for savings and transferred to savings accounts. The funds in these saving accounts are owned by Digit members and are not the assets of the Company. Therefore, these funds are not included in the Consolidated Balance Sheets.

Restricted Cash ‑ Restricted cash represents cash held at a financial institution as part of the collateral for the Company’s Secured Financing, asset-backed notes and loans designated for sale.

Loans Receivable at Fair Value ‑ The Company elected the fair value option for all loans receivable held for investment. Under fair value accounting, direct loan origination fees are taken into income immediately and direct loan origination costs are expensed in the period the loan originates. In addition, the Company recognizes annual fees on credit card receivables into income immediately upon activation of the credit card by the credit card holder and subsequent annual fees when billed upon the anniversary of the credit card account. Loans are charged off at the earlier of when loans are determined to be uncollectible or when loans are 120 days contractually past due, or 180 days contractually past due in the case of credit cards. Recoveries are recorded when cash is received on loans that had been previously charged off. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments or principal payment rates for our credit card receivables, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in fair value are recorded in "Net decrease in fair value" in the Consolidated Statements of Operations in the period of the fair value changes.

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

Loans Held for Sale ‑ Loans held for sale are recorded at the lower of cost or fair value, until the loans are sold. Loans held for sale are sold within four days of origination. Cost of loans held for sale is inclusive of unpaid principal plus net deferred origination costs.

Derivatives - Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. Changes in fair value and settlements of derivative instruments are reflected in earnings as a component of "net decrease in fair value" in the Consolidated Statements of Operations. The Company does not use derivative instruments for trading or speculative purposes. Based on the agreements entered into with MetaBank, N.A., for all loans originated and retained by MetaBank, MetaBank receives a fixed interest rate. Oportun bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreements.

Goodwill ‑ Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The Company performs impairment testing for goodwill annually or more frequently if an event or change in circumstances indicates that goodwill may be impaired. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company concludes the fair value is less than its carrying value a quantitative test is performed. The Company performs a quantitative goodwill impairment test by determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit's fair value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit's fair value, goodwill is impaired and written down to the reporting unit's fair value.

Intangible Assets other than Goodwill - At the time intangible assets are initially recognized, a determination is made with regard to each asset as it relates to its useful life. We have determined that each of our intangible assets has a finite useful life with the exception of certain trade names, which we have determined have indefinite lives.

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives. Intangible assets with a finite useful life are presented net of accumulated amortization on the Consolidated Balance Sheets. The Company reviews the intangible assets with finite useful lives for impairment at least annually and whenever changes in circumstances indicate their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

For indefinite-lived intangible assets, we review for impairment at least annually and whenever events occur or circumstances change that would indicate the assets are more likely than not to be impaired. We first complete an annual qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. If the fair value is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification will be evaluated to determine whether such classification remains appropriate.

Fixed Assets ‑ Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is generally three years for computer and office equipment and furniture and fixtures, and three to five years for purchased software, vehicles and leasehold improvements. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss, if any, is included in the Consolidated Statements of Operations. Maintenance and repairs are charged to the Consolidated Statements of Operations as incurred.

The Company does not own any buildings or real estate. The Company enters into term leases for its corporate offices, call center and store locations. Leasehold improvements are capitalized and depreciated over the lesser of their physical life or lease term of the building.

Systems Development Costs ‑ The Company capitalizes software developed or acquired for internal use, and these costs are included in Capitalized software and other intangibles, net on the Consolidated Balance Sheets. The Company has internally developed its proprietary Web-based technology platform, which consists of application processing, credit scoring, loan accounting, servicing and collections, debit card processing, data and analytics and digital banking services.

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

The Company acquired developed technology with its acquisition of Digit. Developed technology is included in capitalized software. Such costs are amortized on a straight-line basis over the estimated useful life of the assets, which was determined to be seven years.

Impairment ‑ The Company reviews long-lived assets, including fixed assets, right of use assets and system development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired for the years ended December 31, 2021 and 2020, except as disclosed in Note 7, Capitalized Software, Other Intangibles and Goodwill.

Asset-Backed Notes at Fair Value ‑ The Company elected the fair value option to account for all asset-backed notes. The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. The Company re-evaluates the fair value of the asset-backed notes at the close of each measurement period. Changes in fair value are recorded in Net decrease in fair value in the Consolidated Statements of Operations in the period of the fair value changes.

Acquisition Financing ‑ The Acquisition Financing is an asset-backed note carried at amortized cost. The Company reports issuance costs associated with the financing on its balance sheet as a direct reduction in the carrying amount of the note, and they are amortized over the life of the note using the effective interest method. The Acquisition Financing was used to fund the cash component of the purchase price for the Digit acquisition and, as a result, the interest payments are recorded to General, administrative and other in the Consolidated Statements of Operations.

Revenue Recognition ‑ The Company’s primary sources of revenue consist of interest and non-interest income.

Interest Income

Interest income includes interest and fees on loans. Generally, the Company’s loans require semi-monthly or biweekly borrower payments of interest and principal. Fees on loans include billed late fees offset by charged-off fees and provision for uncollectible fees. The Company charges borrowers a late fee if a scheduled installment payment becomes delinquent. Depending on the loan, late fees are assessed when the loan is eight to 16 days delinquent. Late fees are recognized when they are billed. When a loan is charged off, uncollected late fees are also written off. For Loans Receivable at Fair Value, interest income includes (i) billed interest and late fees, plus (ii) origination fees recognized at loan disbursement, less (iii) charged-off interest and late fees, less (iv) provision for uncollectible interest and late fees. Additionally, direct loan origination expenses are recognized in operating expenses as incurred. For Loans Receivable at Fair Value, loan origination fees and costs are recognized when incurred.

Interest income on our personal loan receivables is recognized based upon the amount the Company expects to collect from its borrowers. When a loan becomes delinquent for a period of 90 days or more, interest income continues to be recorded until the loan is charged off. Delinquent loans are charged off at month-end during the month it becomes 120 days’ delinquent. For personal loans receivable, the Company mitigates the risk of income recorded for loans that are delinquent for 90 days or more by establishing a 100% provision and the provision for uncollectible interest and late fees is offset against interest income. Previously accrued and unpaid interest is also charged off in the month the Company receives a notification of bankruptcy, a judgment or mediated agreement by the court, or loss of life, unless there is evidence that the principal and interest are collectible.

Interest income on our credit card receivables is recognized on the current balance on the account, inclusive of outstanding principal balance plus previously unpaid interest and fees, at the end of the monthly billing cycle. Delinquent credit card accounts, including unpaid interest and fees are charged off at month-end during the month they become 180 days contractually past due.

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

For the years ended December 31, 2021 and 2020 all of the Company's loan sales met the requirements for sale treatment. The Company records the gain on the sale of a loan at the sale date in an amount equal to the proceeds received less outstanding principal, accrued interest, late fees and net deferred origination costs.

Servicing Fees ‑ The Company retains servicing rights on sold loans. Servicing fees comprise the 5.0% per annum servicing fee based upon the average daily principal balance of loans sold that the Company earns for servicing loans sold to a third-party financial institution. The servicing fee compensates the Company for the costs incurred in servicing the loans, including providing customer services, receiving borrower payments and performing appropriate collection activities. Management believes the fee approximates a market rate and accordingly has not recognized a servicing asset or liability.

Documentation Fees - MetaBank, N.A. pays the Company on a monthly basis documentation fees as compensation for its role in facilitation of loan originations by MetaBank. The documentation fees are equivalent to loan origination fees charged by MetaBank to its borrowers. Documentation fees to which the Company expects to be entitled are variable consideration because loan volume originated over the contractual term is not known at the contract’s inception. The transaction fee is determined each time a loan is issued based on that loan’s initial principal amount and is recognized when performance is complete and upon the successful origination of a borrower's loan.

Debit card income is the revenue from interchange fees when borrowers use our reloadable debit card for purchases as well as the associated card user fees.

Sublease income is the rental income from subleasing a portion of our headquarters.

Other income includes marketing incentives paid directly to us by the merchant clearing company based on transaction volumes, subscription revenue on our digital banking products, interest earned on cash and cash equivalents and restricted cash, and gain (loss) on asset sales.

Interest expense ‑ Interest expense consists of interest expense associated with the Company’s asset-backed notes and Secured Financing, and it includes origination costs as well as fees for the unused portion of the Secured Financing facility. The Company elected the fair value option for all asset-backed notes. Accordingly, all origination costs for such asset-backed notes at fair value are expensed as incurred.

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

The Company evaluates uncertain tax positions by reviewing against applicable tax law all positions taken by the Company with respect to tax years for which the statute of limitations is still open. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the Income tax expense line in the accompanying Consolidated Statements of Operations.

Stock-Based Compensation ‑ The Company accounts for stock-based employee awards based on the fair value of the award which is measured at grant date. Accordingly, stock-based compensation cost is recognized in operating expenses in the Consolidated Statements of Operations over the requisite service period. The fair value of stock options granted or modified is estimated using the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the award grant date.

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

As a result of shares vesting as part of the Company's stock-based plans shares are surrendered to the Company to satisfy the tax withholding obligations and the Company pays the associated payroll taxes and the shares go back to the plan for future use.

Treasury Stock ‑ Treasury stock is reported at cost, and no gain or loss is recorded on stock repurchase transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company did not retire or re-issue any treasury stock for the years ended December 31, 2021 and 2020.

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Net income (loss)	$47,414	$(45,082)
Net income (loss) attributable to common stockholders	$47,414	$(45,082)

Basic weighted-average common shares outstanding	28,191,610	27,333,271
Weighted average effect of dilutive securities:
Stock options	1,375,915	—
Restricted stock units	755,669	—
Diluted weighted-average common shares outstanding	30,323,194	27,333,271

Earnings (loss) per share:
Basic	$1.68	$(1.65)
Diluted	$1.56	$(1.65)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020
Stock options	2,038,022	4,369,664
Restricted stock units	19,073	2,280,829
Warrants	—	10,400
Total anti-dilutive common share equivalents	2,057,095	6,660,893

4.	Variable Interest Entities

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries, ("VIEs") to collateralize certain asset-backed financing transactions. The Company has determined that it is the primary beneficiary of these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction either in the form of an asset-backed certificate or as an uncertificated residual interest. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its consolidated financial statements.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2021	2020
Consolidated VIE assets
Restricted cash	$41,803	$23,726
Loans receivable at fair value	2,267,205	1,580,061
Interest and fee receivable	19,869	14,191
Total VIE assets	2,328,877	1,617,978
Consolidated VIE liabilities
Secured financing (1)	398,000	246,994
Asset-backed notes at fair value	1,651,706	1,167,309
Acquisition financing (1)	116,000	—
Total VIE liabilities	$2,165,706	$1,414,303
(1) Amounts exclude deferred financing costs. See Note 9, Borrowings for additional information.

5.	Loans Held for Sale

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor, which agreement was amended in March 2021 in which the term of the current agreement is set to expire on March 4, 2022. Pursuant to the agreement, the Company sells at least 10% of its personal loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes.

In addition, from July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor providing for a commitment to sell 100% of the Company’s loans originated under its loan program for borrowers who do not meet the qualifications of the Company's core loan origination program. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on August 5, 2020.

The originations of loans sold and held for sale during the year ended December 31, 2021 was $214.6 million and the Company recorded a gain on sale of $26.8 million and servicing revenue of $13.3 million. The originations of loans sold and held for sale during the year ended December 31, 2020 was $188.5 million and the Company recorded a gain on sale of $20.3 million and servicing revenue of $15.3 million.

6.	Acquisition

On December 22, 2021, the Company completed its acquisition of Digit. Digit is a digital banking platform that provides automated savings, investing and banking tools. Digit members can keep and integrate their existing bank accounts into the platform, or they can make Digit their primary banking relationship by opening new accounts via Digit’s bank partner. By acquiring Digit, Oportun has further expanded its A.I. and digital banking capabilities, adding to its services to provide consumers a holistic offering built to address their financial needs.

The total consideration the Company provided for Digit was approximately $205.3 million, comprised of $73.2 million in equity and $132.1 million in cash, subject to customary adjustments. The Company acquired 100% of the voting interests of Digit.

December 31,
(in thousands)	2021
Fair value of Oportun common stock issued to Digit stockholders(1)	$73,181
Cash paid to common and preferred stockholders, warrant holders, and vested option holders(2)	132,151
Total purchase consideration (3)	$205,332
(1) The fair value is based on 3,522,182 shares of Company common stock at $20.72 per share, which represents the mid-point of the trading price of Oportun shares on December 22, 2021. The mid-point was used because the transaction closed during the trading day. $0.2 million relates to replacement restricted stock units awarded to Digit unvested option holders.
(2) $1.3 million of the cash paid is being held in escrow as security for purpose of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement.
(3) The total consideration as reported herein differs from the amounts previously disclosed due to changes in the underlying value of the stock between the date of the definitive agreement and the closing of the acquisition. The number of shares of Company common stock comprising the stock portion of the consideration was determined using the stock price as of the signing of the definitive agreement.

The acquisition has been accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired and assumed as of the acquisition date, with the excess recorded to goodwill as shown below. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

December 22,
(in thousands)	2021
Goodwill	$104,014
Acquired intangible assets	35,300
Developed technology	48,500
Cash and cash equivalents	20,499
Other assets acquired and liabilities assumed, net	(2,981)
Total purchase consideration	$205,332

The goodwill of $104.0 million arising from the acquisition consists largely of revenue synergies expected from combining the operations of the Company and Digit. The goodwill is not deductible for U.S. federal income tax purposes.

The Company recognized acquisition and integration related costs of approximately $10.6 million in the year ended December 31, 2021 which are included in the General, administrative and other expense in the Consolidated Statements of Operations.

The table below summarizes the acquired intangible assets and developed technology, with estimated useful lives, as of the acquisition date:

	Estimated fair values (in thousands)	Estimated useful life (years)
Member relationships	$34,500	7.0
Trade name	800	3.0
Developed technology	48,500	7.0
Total acquired intangibles and developed technology	$83,800

The fair values of the acquired intangibles and developed technology were determined using the following methodologies: We valued the developed technology using the multi-period excess earnings method under the income approach. Member relationships were valued using the with-and-without method under the income approach. Trade names were valued by applying the relief-from-royalty method under the income approach. The acquired intangibles and developed technology have a total weighted average amortization period of 7.0 years.

The unaudited pro forma information does not necessarily reflect the actual results of operations of the combined entities that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Digit, including additional depreciation and amortization adjustments for the fair value of the assets acquired and liabilities assumed. The pro forma net loss for the year ended December 31, 2021 was adjusted to exclude nonrecurring acquisition-related costs of $29.7 million. The pro forma net loss for the year ended December 31, 2020 was adjusted to include nonrecurring acquisition-related costs of $29.7 million. Below is the unaudited pro forma financial information of the combined results of operations of the Company and Digit as if the acquisition occurred on January 1, 2020.

	December 31,
(in thousands)	2021	2020
Total revenues	$666,158	$623,973
Net income (loss) attributable to shareholders	$33,971	$(99,109)

For the year ended December 31, 2021, total net revenue of $0.9 million from the Digit acquisition is included in the Company’s Consolidated Statements of Operations.

7.	Capitalized Software, Other Intangibles and Goodwill

Capitalized software, net consists of the following:

	December 31,
(in thousands)	2021	2020
Capitalized software, net:
System development costs	$84,550	$55,943
Acquired developed technology	48,500	—
Less: Accumulated amortization	(45,433)	(28,524)
Total capitalized software, net	$87,617	$27,419

Capitalized software, net

Amortization of system development costs for years ended December 31, 2021 and 2020 was $16.7 million and $10.8 million, respectively. Amortization of acquired developed technology for the year ended December 31, 2021 was $0.2 million and reflects 10 days of expense after the acquisition of Digit. There was no amortization for acquired developed technology for the year ended December 31, 2020. System development costs capitalized in the years ended December 31, 2021 and 2020 were $28.6 million and $21.7 million, respectively. Acquired developed technology was $48.5 million and is related to the acquisition of Digit on December 22, 2021.

In November 2020, the Company decided to cease originating direct auto loans used to purchase a vehicle. Accordingly, the Company recorded an impairment charge of $1.8 million related to system development costs and $1.9 million related to fixed assets. The impairment loss was included in Technology and facilities on the Consolidated Statements of Operations for the year ended December 31, 2020.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	December 31, 2021
(in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Member relationships	$34,500	$(135)	$34,365
Trademarks	6,364	(7)	6,356
Other	3,000	(157)	2,843
Total	$43,864	$(300)	$43,564

	December 31, 2020
(in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$64	$—	$64
Total	$64	$—	$64

Amortization of intangible assets for the year ended December 31, 2021 was $0.3 million. There were no intangible assets subject to amortization for the year ended December 31, 2020. Expected future amortization expense for intangible assets as of December 31, 2021 is as follows:

(in thousands)	Fiscal Years
2022	$7,929
2023	7,929
2024	7,778
2025	4,929
Thereafter	14,637
Total	$43,200

Goodwill

The table below presents changes to the carrying amount of goodwill:

(in thousands)	December 31, 2020	Goodwill Acquired	December 31, 2021
Goodwill	$—	$104,014	$104,014

The goodwill acquired during the twelve months ended December 31, 2021 is associated with the acquisition of Digit. There was no impairment for the periods presented.

8.	Other Assets

Other assets consist of the following:

	December 31,
(in thousands)	2021	2020
Fixed assets
Computer and office equipment	$13,658	$11,182
Furniture and fixtures	8,553	11,072
Purchased software	2,073	1,992
Leasehold improvements	19,816	29,543
Total cost	44,100	53,789
Less: Accumulated depreciation	(34,185)	(37,939)
Total fixed assets, net	$9,915	$15,850

Other assets
Loans Held for Sale	$491	$1,158
Prepaid expenses	25,355	17,241
Deferred tax assets	3,923	1,716
Current tax assets	13,330	7,457
Other	19,330	10,784
Total other assets	$72,344	$54,206

Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $9.4 million and $9.4 million, respectively.

9.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

	December 31, 2021
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun CCW Trust (1)(2)	$40,108	$150,000	December 1, 2023	Variable (1)
Oportun PLW Trust	353,781	600,000	September 1, 2024	LIBOR (minimum of 0.00%) + 2.17%
Total secured financing	$393,889	$750,000
(1) The interest rate on the Secured Financing - CCW facility is LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance.
(2) The Credit Card Warehouse has an aggregate borrowing capacity of up to $150.0 million; comprised of $75.0 million committed purchase amount and $75.0 million uncommitted purchase amount.

	December 31, 2020
Variable Interest Entity	Current Balance	Commitment Amount	Maturity Date	Interest Rate
(in thousands)
Oportun Funding V, LLC	$246,385	$400,000	October 1, 2021	LIBOR (minimum of 0.00%) + 2.45%

The Company elected the fair value option for all asset-backed notes issued on or after January 1, 2018. The following table presents information regarding asset-backed notes:

	December 31, 2021
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance (b)	Current balance (a)	Current collateral balance (b)	Weighted average interest rate (c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$497,774	$525,436	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	498,487	521,174	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	374,363	391,325	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	281,082	299,310	3.46%	3 years
Total asset-backed notes recorded at fair value	$1,654,412	$1,703,271	$1,651,706	$1,737,245

	December 31, 2020
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance (b)	Current balance (a)	Current collateral balance (b)	Weighted average interest rate(c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Funding XIII, LLC (Series 2019-A)	$279,412	$294,118	$283,299	$299,237	3.46%	3 years
Oportun Funding XII, LLC (Series 2018-D)	175,002	184,213	178,182	187,570	4.50%	3 years
Oportun Funding X, LLC (Series 2018-C)	275,000	289,474	279,171	294,710	4.39%	3 years
Oportun Funding IX, LLC (Series 2018-B)	225,001	236,854	226,653	241,237	4.18%	3 years
Oportun Funding VIII, LLC (Series 2018-A)	200,004	222,229	200,004	226,242	3.83%	3 years
Total asset-backed notes recorded at fair value:	$1,154,419	$1,226,888	$1,167,309	$1,248,996
(a) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(b) Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(c) Weighted average interest rate excludes notes retained by the Company.

The following table presents information regarding the Company's Acquisition Financing:

	December 31, 2021
Variable Interest Entity	Current Balance	Original Balance	Maturity Date	Interest Rate
(in thousands)
Oportun RF, LLC	$114,092	$116,000	October 01, 2024	LIBOR (minimum of 0.00%) + 8.00%

On March 8, 2021, the Company redeemed all $200.0 million of outstanding Series 2018-A Notes, plus accrued and unpaid interest, and announced the issuance of $375.0 million of two-year fixed-rate asset-backed notes by Oportun Funding XIV, LLC, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured personal installment loans (the “2021-A Securitization”). The 2021-A Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average interest rate of 1.79% per annum. The proceeds from this securitization were used to fund the redemption of 2018-A and paid down our Secured Financing facility.

On April 8, 2021, the Company redeemed all $225.0 million of outstanding Series 2018-B Notes, plus the accrued and unpaid interest. The redemption price was funded by drawing upon our Secured Financing facility and using unrestricted cash.

On May 10, 2021, the Company announced the issuance of $500.0 million of three-year fixed-rate asset-backed notes by Oportun Issuance Trust 2021-B, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured and secured personal installment loans (the "2021-B Securitization"). The 2021-B Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average fixed interest rate of 2.05% per annum.

On July 8, 2021, the Company redeemed all $275.0 million of outstanding Series 2018-C Notes, plus the accrued and unpaid interest. The redemption was funded by drawing upon the Company's VFN facility, utilizing funds from the Company's 2021-B securitization transaction and using unrestricted cash.

On September 8, 2021, the Company closed on a Personal Loan Warehouse facility ("PLW"). In connection with the PLW facility, the Company's wholly-owned subsidiary Oportun PLW Trust entered into a Loan and Security Agreement to borrow up to $600.0 million committed through September 2024. Borrowings under the PLW facility accrue interest at a rate equal to one-month LIBOR plus a spread of 2.17%. On

September 8, 2021, the Company's wholly-owned subsidiary, Oportun Funding V, LLC, as issuer under the Variable Funding Note Warehouse ("VFN") facility, terminated the VFN facility. Final payment was made on the VFN facility in the amount of $219.0 million, plus the accrued and unpaid interest, which is the amount sufficient to satisfy and discharge Oportun Funding V, LLC's obligations under the VFN facility notes and the indenture. The final payment was funded by drawing upon the Company's PLW facility. Also on September 8, 2021, the Company redeemed all $175.0 million of outstanding Series 2018-D Notes, plus the accrued and unpaid interest. The redemption was funded by drawing upon the Company's Personal Loan Warehouse facility.

On October 28, 2021, the Company announced the issuance of $500.0 million of three-year fixed-rate asset-backed notes by Oportun Issuance Trust 2021-C, a wholly-owned subsidiary of the Company and secured by a pool of its unsecured and secured personal installment loans (the "2021-C Securitization"). The 2021-C Securitization included four classes of fixed-rate notes: Class A, Class B, Class C and Class D notes, which were priced with a weighted average fixed interest rate of 2.48% per annum.

On December 20, 2021, the Company closed on a $150.0 million Credit Card Warehouse facility ("CCW") secured by credit card receivables. In connection with the CCW Facility, our wholly-owned subsidiary Oportun CCW Trust issued two-year variable funding asset-backed notes pursuant to the Indenture dated December 20, 2021. The interest rate is LIBOR, with a floor of 1.00%, plus 6.00% on the first $18.8 million of principal outstanding and LIBOR, with a floor of 0.00%, plus 3.41% on the remaining outstanding principal balance.

On December 20, 2021, Oportun RF, LLC, a wholly-owned subsidiary of the Company issued a $116.0 million asset-backed floating rate variable funding note (the "Acquisition Financing"), and an asset-backed residual certificate, both of which are secured by certain residual cash flows from the Company's securitizations and guaranteed by Oportun, Inc. The note and the certificate were issued pursuant to the Indenture dated as of December 20, 2021. The note was used to fund the cash consideration paid for the acquisition of Digit and bears interest at a rate of one-month LIBOR plus 8.00%. The Acquisition Financing is structured to pay down based on an amortization schedule, with a final payment in October 2024.

As of December 31, 2021 and 2020, the Company was in compliance with all covenants and requirements of the Secured Financing facilities, Acquisition Financing note and asset-backed notes.

10.	Other Liabilities

Other liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accounts payable	$8,343	$1,819
Accrued compensation	36,417	32,681
Accrued expenses	36,464	17,830
Accrued interest	3,276	3,430
Amount due to whole loan buyer	14,062	6,781
Deferred tax liabilities	28,424	10,557
Current tax liabilities and other	8,372	5,947
Total other liabilities	$135,358	$79,045

11.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2021 or 2020.

Common Stock - As of December 31, 2021 and 2020, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, 32,276,419 and 32,004,396 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2020, 27,951,286 and 27,679,263 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On June 9, 2020, 10,972 shares of common stock were issued in connection with the cashless exercise of the outstanding common stock warrants. No warrants were outstanding as of December 31, 2021 or 2020.

12.	Equity Compensation and Other Benefits

2019 Equity Incentive Plan

We currently have one stockholder-approved plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and replaced the Amended and Restated 2005 Stock Option / Stock Issuance Plan and the 2015 Stock Option/Stock Issuance Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards (collectively, "awards"). ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The maximum number of shares of our common stock that may be issued under the 2019 Plan will not exceed 8,733,812 shares, of which, 1,576,892 were available for future awards as of December 31, 2021. The number of shares of the Company's common stock reserved for issuance under its 2019 Plan will automatically increase on January 1 of each year for the remaining term of the plan, by 5% of the total number of shares of its common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Board prior to the applicable January 1st. The shares available for issuance increased by 1,383,963 shares, on January 1, 2021, pursuant to the automatic share reserve increase provision.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 1,273,009 shares and as of December 31, 2021, no shares have been issued under the ESPP. The number of shares of the Company's common stock reserved for issuance under its ESPP will automatically increase on January 1 of each calendar year for the remaining term of the plan by the lesser of (1) 1% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, (2) 726,186 shares, and (3) a number of shares determined by the Board. The shares available for issuance increased by 276,792 shares, on January 1, 2021, pursuant to the automatic share reserve increase provision.

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

2021 Inducement Equity Incentive Plan

Effective December 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 655,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2021 Inducement Plan will not exceed 655,000 shares, of which, 269,732 were available for future awards as of December 31, 2021. The 2021 Inducement Plan was approved by the Company’s Board without stockholder approval in accordance with such rule.

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

The fair value of stock option grants was estimated with the following assumptions:

	Year Ended December 31,
	2021	2020
Expected volatility (employee)	62.5%	50.7%
Risk-free interest rate (employee)	0.9%	0.7%
Expected term (employee, in years)	6.1	6.1
Expected dividend	—%	—%

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

Stock Option Activity - A summary of the Company's stock option activity under the 2005 Plan, the 2015 Plan, and the 2019 Plan at December 31, 2021 is as follows:

(in thousands, except share and per share data)	Options Outstanding	Options Weighted-Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance – January 1, 2021	4,391,725	14.61	5.43	$26,059
Options granted	260,792	21.23
Options exercised	(240,047)	13.63
Options canceled	(97,084)	25.75
Options forfeited	(127,531)	20.98
Balance – December 31, 2021	4,187,855	14.63	4.59	$27,011

Options vested and expected to vest - December 31, 2021	4,187,855	14.63	4.59	$27,011
Options vested and exercisable - December 31, 2021	3,437,729	13.48	3.79	$26,315

Information on stock options granted, exercised and vested is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020
Weighted average fair value per share of options granted	$12.11	$9.10
Cash received from options exercised, net	3,272	216
Aggregate intrinsic value of options exercised	2,380	622
Fair value of shares vested	4,974	5,710

As of December 31, 2021 and 2020, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $6.9 million and $9.5 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.2 years and 2.6 years, respectively.

Restricted Stock Units

The Company’s restricted stock units ("RSUs") vest upon the satisfaction of time-based criterion of up to four years. In most cases, the service-based requirement will be satisfied in installments as follows: 25% of the total number of RSUs awarded will have the service-based requirement satisfied during the month in which the 12-month anniversary of the vesting commencement date occurs, and thereafter 1/16th of the total award in a series of 12 successive equal quarterly installments or 1/4th of the total award in a series of three successive equal annual installments following the first anniversary of the initial service vest date.

Stock-based compensation cost for RSUs is measured based on the fair market value of the Company’s common stock on the date of grant.

As part of the merger consideration for the Digit acquisition, 501,906 shares of the Company’s restricted stock units were issued to certain Digit employees to replace the outstanding unvested stock options that were previously issued to the employees of Digit. The RSUs are subject to the same service-based requirements as the historical stock option grants. The Company awarded an additional 650,460 RSUs to certain Digit employees that vest upon satisfaction of time-based criterion of up to four years. For grants with a one-year vesting term, 50% will vest on the six-month anniversary of the vesting commencement date with the balance vesting in two successive equal quarterly installments thereafter. For grants with a two-year vesting term, 25% will vest on the six-month anniversary of the vesting commencement date with the balance vesting in six equal quarterly installments thereafter or 50% will vest on the twelve-month anniversary of the vesting commencement date with the balance vesting in four successive equal quarterly installments thereafter. For grants with a three-year vesting term, 16.667% will vest on the six-month anniversary of the vesting commencement date, with the balance vesting in ten successive equal quarterly installments thereafter. For grants with four-year vesting term, 12.5% will vest on the six-month anniversary of the vesting commencement date, with the balance vesting in 14 successive equal quarterly installments thereafter.

A summary of the Company’s RSU activity under the 2015 Plan, 2019 Plan and 2021 Inducement Plan for the year ended December 31, 2021 is as follows:

	RSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2021	2,702,472	18.82
Granted	1,837,662	20.95
Vested (1)	(862,708)	20.64
Forfeited	(323,093)	19.19
Balance – December 31, 2021	3,354,333	19.48
Expected to vest after December 31, 2021	3,354,333	19.48
(1) The Company allows its Board of Directors to defer all or a portion of monetary remuneration paid to the Director. As of December 31, 2021, there were 10,120 restricted stock units vested for which the holders elected to defer delivery of the Company's shares.

As of December 31, 2021 and 2020, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $54.1 million and $37.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.6 years and 2.9 years, respectively.

Stock-based Compensation - Total stock-based compensation expense included in the Consolidated Statements of Operations, net of amounts capitalized to system development costs is as follows:

	Year Ended December 31,
(in thousands of dollars)	2021	2020
Technology and facilities	$2,844	$3,697
Sales and marketing	125	129
Personnel	15,888	15,662
Total stock-based compensation (1)	$18,857	$19,488
(1) Amounts shown are net of $1.0 million and $1.0 million of capitalized stock-based compensation for the year ended December 31, 2021 and 2020, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The total income tax expense (benefit) recognized in the income statement for share-based compensation arrangements was $(0.2) million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.

Retirement Plan

The Company maintains a 401(k) Plan, which enables employees to make pre-tax or post-tax deferral contributions to the participating employees account. Employees may contribute a portion of their pay up to the annual amount as set periodically by the Internal Revenue Service. The Company provides for an employer 401(k) contribution match of up to 4% of an employee’s eligible compensation. The total amount contributed by the Company for the years ended December 31, 2021 and 2020 was $3.7 million and $2.9 million, respectively. All employee and employer contributions will be invested according to participants’ individual elections. The Company remits employee contributions to plan with each bi-weekly payroll.

13.	Revenue

Interest Income - Total interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Interest income
Interest on loans	$566,155	$538,544
Fees on loans	9,684	6,922
Total interest income	$575,839	$545,466

Non-interest Income - Total non-interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Non-interest income
Gain on loan sales	$26,750	$20,308
Servicing fees	13,253	15,264
Other income	10,940	2,696
Total non-interest income	$50,943	$38,268

14.	Income Taxes

The following are the domestic and foreign components of the Company’s income before taxes:

	Year Ended December 31,
(in thousands)	2021	2020
Domestic	$61,087	$(58,405)
Foreign	1,704	311
Income (loss) before taxes	$62,791	$(58,094)

The provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Current
Federal	$(1,394)	$(1,547)
State	$(516)	$2,207
Foreign	$836	$792
Total current	$(1,074)	$1,452

Deferred
Federal	11,005	(7,426)
State	5,372	(6,885)
Foreign	74	(153)
Total deferred	$16,451	$(14,464)
Total provision (benefit) for income taxes	$15,377	$(13,012)

Income tax expense (benefit) was $15.4 million and $(13.0) million for the years ended December 31, 2021 and 2020, which represents an effective tax rate of 24.5% and 22.4%, respectively.

A reconciliation of income tax expense with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Income tax expense (benefit) computed at U.S. federal statutory rate	$13,186	$(12,200)
State tax	4,646	(4,097)
Foreign rate differential	552	573
Federal tax credits	(1,962)	(1,795)
Share based compensation expense	(353)	2,525
Change in unrecognized tax benefit reserves	853	1,993
Net operating loss carryback tax rate differential	(172)	(1,532)
Return to provision adjustment	(2,812)	(277)
US Base Erosion Anti-Abuse Tax (BEAT)	—	1,333
Nondeductible acquisition costs	1,458	—
Other	(19)	465
Income tax expense	$15,377	$(13,012)
Effective tax rate	24.5%	22.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The primary components of the Company’s net deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued expenses and reserves	$3,356	$4,007
Leases	12,859	13,427
Share-based compensation	7,410	6,824
Depreciation and amortization	—	1,967
Fair value adjustment - Bonds Payable	—	2,372
CARES Act payroll taxes	536	1,001
Net operating loss & credit carryforward	23,916	1,537
Total deferred tax assets	$48,077	$31,135
Valuation allowance	$—	$—
Deferred tax liabilities:
System development costs	$(22,323)	$(7,482)
Right of use assets	(10,353)	(12,653)
Depreciation and amortization	(7,112)	—
Fair value adjustment - Loans Receivable	(30,718)	(19,748)
Fair value adjustment - Bonds Payable	(1,838)	—
Other	(234)	(93)
Total deferred tax liabilities	(72,578)	(39,976)
Net deferred taxes	$(24,501)	$(8,841)

As provided for in the Tax Cuts and Jobs Act of 2017, our historical earnings were subject to the one-time transition tax and can now be repatriated to the U.S. with a de minimis tax cost. The Company continues to assert that both its historical and current earnings in its foreign subsidiaries are permanently reinvested and therefore no deferred taxes have been provided.

On December 22, 2021, the Company completed the acquisition of Digit, in which Digit became a wholly-owned subsidiary of the Company, triggering an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. This transaction was considered a stock acquisition for tax purposes. On the transaction date, Digit estimated a $92.1 million federal net operating loss carryforward, all of which is available to offset future taxable income during the carryforward periods based on limitations under IRC Section 382. The Company also acquired state NOLs of $76.1 million. The Company has not recorded a valuation allowance as it believes that it is more likely than not that the deferred tax assets acquired will be realized.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $91.0 million, of which $16.6 million expires beginning in 2034 and $74.4 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $84.3 million which are set to begin expiring in 2031. As of December 31, 2021, the Company had California research and development tax credit carryforwards of $1.6 million, which are not subject to expiration.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2021	2020
Balance as of January 1,	$3,927	$1,933
Increases related to current year tax positions	680	563
Decreases related to current year tax positions	—	—
Increases related to prior year tax positions	638	1,431
Decreases related to prior year tax positions	(75)	—
Balance as of December 31,	$5,170	$3,927

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2021 and 2020 were $0.4 million and $0.3 million, respectively. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company expects to release $0.4 million of uncertain tax positions within the next twelve months due to the expiration of various statute of limitations at the end of 2022. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, is $3.3 million.

Due to the net operating loss carryforwards, the Company’s United States federal and significant state returns are open to examination by the Internal Revenue Service and state jurisdictions for years ended December 31, 2012 and 2013, respectively, and forward. For Mexico, all tax years ended December 31, 2016 and forward remain open for examination by the Mexico taxing authorities. For India, all tax years remain open for examination by the India taxing authorities.

15.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company elected the fair value option for all loans receivable held for investment ("Fair Value Loans"), and for all asset-backed notes (the "Fair Value Notes"). Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold. In connection with Oportun's agreement with Metabank, N.A., the Company recognizes a derivative instrument related to excess interest proceeds it expects to receive on loans retained by Metabank. Based on the agreement entered into with MetaBank, for all loans originated and retained by MetaBank, MetaBank receives a fixed interest rate. Oportun bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The balance of the derivative instrument is not considered in the tables below as the balance is considered immaterial as of December 31, 2021.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances as of the dates shown:

	December 31, 2021		December 31, 2020
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$2,272,864	$2,386,807	$1,639,626	$1,696,526
Liabilities
Asset-backed notes	$1,654,412	$1,651,706	$1,154,419	$1,167,309

The Company calculates the fair value of the Fair Value Notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value.

	December 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted Average (3)	Minimum	Maximum	Weighted Average (3)
Remaining cumulative charge-offs (1)	6.75%	51.86%	9.60%	7.83%	61.26%	10.03%
Remaining cumulative prepayments (1)(2)	—%	44.25%	32.47%	—%	38.92%	31.11%
Principal payment rate (1)(2)	—	—	18.07%	—	—	—
Average life (years)	0.22	1.51	0.86	0.17	1.29	0.80
Discount rate	6.90	8.35	6.94%	—	—	6.85%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Remaining cumulative prepayments are estimated to calculate fair value on the unsecured and secured loan receivables and principal payment rates are estimated on the credit card receivables.
(3) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of borrower, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the years ended December 31, 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company tested the unsecured personal loan fair value model by comparing modeled cash flows to historical loan performance to ensure that the model was complete, accurate and reasonable for the Company’s use. The Company also engaged a third party to create an independent fair value estimate for the Fair Value Loans, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model generates expected cash flows which were then aggregated and compared to the Company’s actual cash flows within an acceptable range.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	December 31,
(in thousands)	2021	2020
Balance – beginning of period	$1,696,526	$1,882,088
Adjustment upon adoption of ASU 2019-05	—	43,323
Principal disbursements	2,052,280	1,215,872
Principal payments from borrowers	(1,276,058)	(1,230,729)
Gross charge-offs	(142,985)	(188,480)
Net increase (decrease) in fair value	57,044	(25,548)
Balance ‑ end of period	$2,386,807	$1,696,526

As of December 31, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.5 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $20.7 million. As of December 31, 2020, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $2.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $14.8 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	December 31, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130,959	$130,959	$130,959	$—	$—
Restricted cash	62,001	62,001	62,001	—	—
Loans held for sale (Note 5)	491	547	—	—	547
Liabilities
Accounts payable	8,343	8,343	8,343	—	—
Secured financing (Note 9)	398,000	396,081	—	396,081	—
Acquisition financing (Note 9)	116,000	116,000	—	116,000	—

	December 31, 2020
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$136,187	$136,187	$136,187	$—	$—
Restricted cash	32,403	32,403	32,403	—	—
Loans held for sale (Note 5)	1,158	1,158	—	—	1,158
Liabilities
Accounts payable	1,819	1,819	1,819	—	—
Secured financing (Note 9)	246,994	245,077	—	245,077	—

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
•Secured Financing and Acquisition Financing ‑ The fair value of the Secured financing - PLW has been calculated using discount rates based on the yields of comparable debt securities, which is a Level 2 input measure. As of December 31, 2021, the fair value of the Secured financing - CCW and the Acquisition Financing was par, because they were issued in December.
There were no transfers in or out of Level 3 assets and liabilities for the years ended December 31, 2021 and 2020.

16.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

As a result of the retail network optimization plan, for the year ended December 31, 2021, we incurred $12.8 million in expenses related to retail location closures. $5.2 million of the expenses related to the retail location closures for the year ended December 31, 2021 relate to the accelerated amortization of right-of-use assets and the renegotiation of lease liabilities. The initial retail network optimization plan was substantially completed in the third quarter of 2021.

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

As of December 31, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2022	$14,927
2023	13,214
2024	11,142
2025	9,238
2026	3,387
Thereafter	706
Total lease payments	52,614
Imputed interest	(4,030)
Total leases	$48,584

Sublease income
2022	$(896)
2023 and thereafter	—
Total lease payments	(896)
Imputed interest	11
Total sublease income	$(885)

Net lease liabilities	$47,699
Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.01%

As of December 31, 2020, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2021	$15,788
2022	12,967
2023	10,881
2024	9,069
2025	6,989
Thereafter	1,641
Total lease payments	57,335
Imputed interest	(5,247)
Total leases	$52,088

Sublease income
2021	$(1,594)
2022	(896)
2023 and thereafter	—
Total lease payments	(2,490)
Imputed interest	86
Total sublease income	$(2,404)

Net lease liabilities	$49,684
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.42%

Rental expenses under operating leases for the years ended December 31, 2021 and 2020 were $24.3 million and $20.8 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $20.6 million in 2022, $12.9 million in 2023, $4.1 million in 2024, $1.4 million in 2025, and $0.0 million in 2026 and thereafter.

Credit Card Program and Servicing Agreement ‑ On February 5, 2021, the Company entered into a Receivables Retention Facility Agreement, a Servicing Agreement and other related documents with WebBank, providing it with additional funding to expand its credit card product (the "Retention Facility"). Under the Retention Facility agreements, WebBank originated, funded and retained credit card receivables up to $25.0 million, and further amended to temporarily increase the maximum size of the Retention Facility to $38.5 million. The Company purchased any excess receivables originated above the maximum size of the facility, in addition to certain ineligible receivables and charged-off receivables. Upon the closing of the CCW and in connection with the termination of the Retention Facility, the Company drew $41.0 million from the CCW to purchase such retained receivables.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with MetaBank, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by MetaBank based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of December 31, 2021, the Company has a commitment to purchase an additional $2.5 million of program loans based on originations through December 31, 2021.

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor, which agreement was amended in March 2021 in which the term of the current agreement is set to expire on March 4, 2022. Pursuant to this agreement, the Company has a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. For details regarding the whole loan sale program, refer to Note 5, Loans Held for Sale.

Access Loan Sale Program ‑ From July 2017 to August 2020, the Company was party to a separate whole loan sale arrangement with an institutional investor with a commitment to sell 100% of the loans originated pursuant to the Company’s loan program for borrowers who do not meet the qualifications of its core loan origination program and service the sold loans. For details regarding this program, refer to Note 5, Loans Held for Sale.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at December 31, 2021 and 2020 were $39.8 million and $3.5 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Litigation

Legal Proceedings Resolved in 2020 and 2021

On June 13, 2017, a complaint, captioned Atinar Capital II, LLC and James Gutierrez v. David Strohm, et. al., CGC 17-559515, was filed by plaintiffs James Gutierrez and Atinar Capital II, LLC (an LLC controlled by Gutierrez), in the Superior Court of the State of California, County of San Francisco, against certain of the Company's current and former directors and officers, and certain of the Company's stockholders alleging that the defendants breached their fiduciary duties, or aided and abetted such breaches, in connection with certain of the Company's convertible preferred stock financing rounds. In October 2020, the Company executed a settlement agreement and established an $8.8 million litigation reserve. On November 17, 2020, Company paid $5.8 million related to the settlement and the parties filed a stipulation of dismissal and order to dismiss all claims. As of December 31, 2020, the Company had a remaining liability of $3.0 million within Other liabilities on the Consolidated Balance Sheets as of December 31, 2020 which was paid in January 2021. The income statement impact of $8.8 million was recorded in General, administrative and other on the Consolidated Statements of Operations for the year ended December 31, 2020.

On January 2, 2018, a complaint, captioned Opportune LLP v. Oportun, Inc. and Oportun, LLC, Civil Action No. 4:18-cv-00007 ("the Opportune Lawsuit") was filed by plaintiff Opportune LLP in the United States District Court for the Southern District of Texas, against the Company and its wholly-owned subsidiary, Oportun, LLC. The complaint alleged various claims for trademark infringement, unfair competition, trademark dilution and misappropriation against the Company and Oportun, LLC and called for injunctive relief requiring the Company and Oportun, LLC to cease using its marks, as well as monetary damages related to the claims. On December 10, 2021, the Company executed a settlement agreement to resolve the Opportune Lawsuit and dismiss all claims. Pursuant to the terms of the settlement agreement, the Company paid the plaintiff $8.5 million for the acquisition of any rights held by the plaintiff, and any associated goodwill, in the disputed trademarks necessary for Oportun to use the trademarks without any further threat of litigation. The Company capitalized the trademark rights based on the fair value at $5.5 million. The remaining $3.0 million had been reserved for in 2019 due to the ongoing negotiations; therefore, no expense was recorded for the year ended December 31, 2021. Of the remaining $3.0 million, $2.2 million had been recorded previously as an insurance recovery receivable, of which $2.0 million was received in January 2022.

Regulatory Proceedings

On March 3, 2021, the Company received a Civil Investigative Demand (CID) from the CFPB. The stated purpose of the CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have failed to comply with certain federal consumer protection laws over which the CFPB has jurisdiction. The Company has received additional information requests related to the CID. The information requests are focused on the Company’s legal collection practices from 2019 to 2021 and hardship treatments offered to members during the COVID-19 pandemic.

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive.

The Company, including Digit, are cooperating fully with the CFPB with respect to both of these matters and, although the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, because the CFPB has broad authority to determine what it views as potential unfair, deceptive or abusive acts or practices, at this time, the Company is unable to predict the outcomes of these CFPB investigations.

From time to time, the Company may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights, consumer litigation, and regulatory proceedings. The Company is not presently a party to any other legal proceedings that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial condition, cash flows or results of operations.

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

As of December 31, 2021, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021 our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

On December 22, 2021, we completed the acquisition of Digit. Accordingly, the acquired assets and liabilities of this entity are included in our consolidated balance sheet as of December 31, 2021 and the results of its operations and cash flows are reported in our Consolidated Statements of Operations and cash flows for the year ended December 31, 2021 from the date of acquisition. However, we have elected to exclude Digit from the scope of our internal control over financial reporting as of December 31, 2021. The financial position of the acquired company represented approximately 1.0% of our total assets, after excluding goodwill and intangible assets recorded, and 0.2% of net revenue of our consolidated financial statement amounts as of and for the year ended December 31, 2021.

As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of Exchange Act that occurred during the during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oportun Financial Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management elected to exclude Hello Digit, Inc. (“Digit”), which was acquired on December 22, 2021, from its assessment of internal control over financial reporting. The financial position of Digit represented approximately 1.0% of the Company’s total assets, after excluding goodwill and intangible assets recorded, and 0.2% of net revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Digit.

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

/s/ Deloitte & Touche LLP

San Francisco, CA
March 1, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted for the impact of our election of the fair value option and further adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, certain non-recurring charges, origination fees for Fair Value Loans, net and fair value mark-to-market adjustments
Acquisition Financing	Asset-backed floating rate variable funding note and asset-backed residual certificate secured by certain residual cash flows of the Company's securitizations. The Acquisition Financing was used to fund the cash consideration for the Digit acquisition
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss), for the impact of our election of the fair value option, and further adjusted to exclude income tax expense (benefit), stock-based compensation expense, and certain non-recurring charges
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by Average Fair Value Pro Forma total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specific period, including amounts originated by us or loans or accounts that were originated under a bank partnership program. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
APR	Annual Percentage Rate
Asset-Backed Notes at Fair Value (or "Fair Value Notes")	All asset-backed notes issued by Oportun on or after January 1, 2018
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government
Fair Value Loans (or "Loans Receivable at Fair Value")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods. Fair Value Loans include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Fair Value Pro Forma	In order to facilitate comparisons to periods prior to January 1, 2018, certain metrics included in this document have been shown on a pro forma basis, or the Fair Value Pro Forma, as if we had elected the fair value option since our inception for all loans originated and held for investment and all asset-backed notes issued
Fair Value Notes (or "Asset-Backed Notes at Fair Value")	All asset-backed notes issued by Oportun on or after January 1, 2018
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Fair Value (or "Fair Value Loans")	All loans receivable held for investment that were originated on or after January 1, 2018. Upon the adoption of ASU 2019-05 as of January 1, 2020 all loans receivable held for investment are reported in this line item for all prospective reporting periods. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Members	Members include borrowers with an outstanding loan or an active credit card owned or serviced by us at the end of a period or subscribers who are using our Digit Savings, Digit Direct, Digit Investing and/or Digit Retirement product. Members include borrowers whose loans or accounts were originated by us or under a bank partnership program that we service

Term or Abbreviation	Definition
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")
Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets

Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Products	Products refers to the number of personal loans and/or credit card accounts outstanding at the end of a period that have been originated by us or through one of our bank partners, as well as the number of digital banking products, including Digit Savings, Digit Direct, Digit Investing and Digit Retirement, that our Members are either subscribed to or have opted to use
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Subsequent Fair Value Loans	All loans receivable held for investment, previously measured at amortized cost for which we elected the fair value option upon adoption of ASU 2019-05, effective January 1, 2020
Secured Financing	Asset-backed revolving debt facilities, including (1) the VFN facility which was collateralized by unsecured personal loans, terminated September 8, 2021 and replaced with the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Variable Funding Note Warehouse (or "VFN")	Asset-backed revolving debt facility, collateralized by unsecured personal loans, terminated on September 8, 2021. Formerly defined solely as "Secured Financing" on the Consolidated Balance Sheets
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is incorporated by reference to our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2021 (the "Proxy Statement").

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Oportun, Inc. and its subsidiaries are included in PART II - Item 8:

Consolidated Balance Sheets, December 31, 2021 and 2020

Consolidated Statements of Operations, years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flow, years ended December 31, 2021 and 2020

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.
Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated as of November 15, 2021, by and among Oportun Financial Corporation, Yosemite Merger Acquisition Corp., Yosemite Acquisition Sub, LLC, Hello Digit, Inc. and Shareholder Representative Services LLC.**	8-K	001-39050	2.1	11/16/2021
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.2	9/30/2019
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2015, by and among the Oportun Financial Corporation and certain of its stockholders.	S-1	333-232685	4.2	7/17/2019
4.3	Form of Registration Rights Agreement.					x
4.4	Description of the Company's Capital Stock.	10-K	001-39050	4.3	2/28/2020
10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019
10.2+	Amended and Restated 2005 Stock Option/Stock Issuance Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-232685	10.2	7/17/2019
10.3+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021
10.5+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.6+	2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-261964	4.3	1/3/2022
10.7+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.8+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.8	Sublease Agreement by and between Oportun, Inc. and TiVo Corporation, dated as of July 31, 2017.	S-1	333-232685	10.8	7/17/2019
10.9.1^	Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of June 29, 2018.	S-1	333-232685	10.9	7/17/2019
10.9.2 ¥	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of December 1, 2018.	S-1/A	001-39050	10.9.2	9/16/2019
10.9.3	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of February 1, 2019.	S-1/A	333-232685	10.9.3	9/16/2019
10.9.4 ¥	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of September 12, 2019.	S-1/A	333-232685	10.9.4	9/16/2019
10.9.5 ¥	Amendment No. 4 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of January 31, 2020.	10-K	333-232685	10.2	2/28/2020
10.10	Amendment No. 5 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of March 5, 2021.	10-Q	001-39050	10.2	5/7/2021
10.11.1	Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.1	9/16/2019
10.11.2	Series 2019-A Supplement to Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.2	9/16/2019

10.12.1	Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.	10-Q	001-39050	10.3.1	5/7/2021
10.12.2	Series 2021-A Supplement to Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.	10-Q	001-39050	10.3.2	5/7/2021
10.13	Indenture by and between Oportun Issuance Trust 2021-B, and Wilmington Trust, National Association, dated as of May 10, 2021.	10-Q	001-39050	10.1	8/6/2021
10.14	Indenture by and between Oportun Issuance Trust 2021-C, and Wilmington Trust, National Association, dated as of October 28, 2021.	10-Q	001-39050	10.3	11/4/2021
10.15.1	Base Indenture by and between Oportun Funding V, LLC and Deutsche Bank Trust Company Americas, dated as of August 4, 2015.	S-1	333-232685	10.17.1	7/17/2019
10.15.2	First Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of May 25, 2016.	S-1	333-232685	10.17.2	7/17/2019
10.15.3	Second Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 7, 2016.	S-1	333-232685	10.17.3	7/17/2019
10.15.4	Third Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of August 1, 2017	S-1	333-232685	10.17.4	7/17/2019
10.15.5	Fourth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of February 23, 2018.	S-1	333-232685	10.17.5	7/17/2019
10.15.6	Fifth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of December 10, 2018.	S-1	333-232685	10.17.6	7/17/2019
10.15.7	Series 2015 Supplement to Base Indenture by and between Oportun Funding V, LLC and Deutsche Bank Trust Company Americas, dated as of August 4, 2015.	S-1	333-232685	10.17.7	7/17/2019
10.15.8	First Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Deutsche Bank Trust Company Americas, dated as of November 23, 2015.	S-1	333-232685	10.17.8	7/17/2019
10.15.9	Second Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of August 1, 2017.	S-1	333-232685	10.17.9	7/17/2019
10.15.10	Third Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of December 10, 2018.	S-1	333-232685	10.17.10	7/17/2019
10.15.11	Sixth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of September 12, 2019.	S-1	333-232685	10.18.11	9/16/2019
10.15.12	Fourth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of September 12, 2019.	S-1	333-232685	10.18.12	9/16/2019
10.15.13	Seventh Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of November 4, 2019.	10-K	001-39050	10.1	2/28/2020
10.15.14	Eighth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of May 22, 2020.	8-K	001-39050	10.1	5/27/2020
10.15.15	Fifth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of May 22, 2020.	8-K	001-39050	10.2	5/27/2020
10.15.16	Ninth Amendment to Base Indenture by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 22, 2020.	10-Q	001-39050	10.2	8/7/2020
10.15.17	Sixth Amendment to the Series 2015 Supplement by and between Oportun Funding V, LLC and Wilmington Trust, National Association, dated as of June 22, 2020	10-Q	001-39050	10.2	8/7/2020
10.16.1 ¥	Receivables Retention Facility Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.1	2/23/2021

10.16.2 ¥	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.2	2/23/2021
10.17.1¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of July 28, 2021.	10-Q	001-39050	10.1.1	8/6/2021
10.17.2¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of September 21, 2021.	10-Q	001-39050	10.1.2	8/6/2021
10.17.3¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of October 29, 2021.	10-Q	001-39050	10.1.3¥	11/4/2021
10.17.4¥	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of November 30, 2021.					x
10.18¥	Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 8, 2021.	10-Q	001-39050	10.2¥	11/4/2021
10.19	Indenture between Oportun RF, LLC and Wilmington Trust, National Association, dated as of December 20, 2021.**					x
10.20	Indenture between CCW Trust and Wilmington Trust, National Association, dated as of December 20, 2021.**					x
21.1	List of Subsidiaries of Oportun Financial Corporation					x
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
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

** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

Date:	March 1, 2022	By:	/s/ Jonathan Coblentz
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

/s/ Raul Vazquez	/s/ Jonathan Coblentz
Raul Vazquez	Jonathan Coblentz
(President, Chief Executive Officer, and Director)	(Chief Financial Officer and Chief Administrative Officer)
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: March 1, 2022	Date: March 1, 2022

/s/ Aida M. Alvarez	/s/ Roy Banks
Aida M. Alvarez	Roy Banks
(Director)	(Director)
Date: March 1, 2022	Date: March 1, 2022

/s/ Jo Ann Barefoot	/s/ Ginny Lee
Jo Ann Barefoot	Ginny Lee
(Director)	(Director)
Date: March 1, 2022	Date: March 1, 2022

/s/ Louis P. Miramontes	/s/ Carl Pascarella
Louis P. Miramontes	Carl Pascarella
(Director)	(Director)
Date: March 1, 2022	Date: March 1, 2022

/s/ Sandra Smith	/s/ David Strohm
Sandra Smith	David Strohm
(Director)	(Director)
Date: March 1, 2022	Date: March 1, 2022

/s/ Frederic Welts	/s/ R. Neil Williams
Frederic Welts	R. Neil Williams
(Director)	(Director)
Date: March 1, 2022	Date: March 1, 2022