Form 10-Q
period 2022-03-31
Oportun Financial Corp
filed 2022-05-10
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of May 3, 2022 was 32,814,113.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$109,864	$130,959
Restricted cash	60,694	62,001
Loans receivable at fair value	2,450,987	2,386,807
Interest and fees receivable, net	22,823	20,916
Capitalized software and other intangibles, net	133,093	131,181
Goodwill	104,162	104,014
Right of use assets - operating	36,689	38,403
Other assets	74,239	72,344
Total assets	$2,992,551	$2,946,625

Liabilities and stockholders' equity
Liabilities
Secured financing	$473,311	$393,889
Asset-backed notes at fair value	1,593,435	1,651,706
Acquisition financing	103,869	114,092
Lease liabilities	44,959	47,699
Other liabilities	127,041	135,358
Total liabilities	2,342,615	2,342,744
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 33,078,916 shares issued and 32,806,893 shares outstanding at March 31, 2022; 32,276,419 shares issued and 32,004,396 shares outstanding at December 31, 2021	7	6
Common stock, additional paid-in capital	526,729	526,338
Retained earnings	129,509	83,846
Treasury stock at cost, 272,023 shares at March 31, 2022 and December 31, 2021	(6,309)	(6,309)
Total stockholders’ equity	649,936	603,881
Total liabilities and stockholders' equity	$2,992,551	$2,946,625
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Interest income	$192,237	$127,191
Non-interest income	22,483	8,122
Total revenue	214,720	135,313
Less:
Interest expense	13,677	13,504
Net increase (decrease) in fair value	3,971	(11,568)
Net revenue	205,014	110,241

Operating expenses:
Technology and facilities	49,189	32,924
Sales and marketing	34,541	23,893
Personnel	35,926	26,827
Outsourcing and professional fees	14,327	12,625
General, administrative and other	13,361	9,997
Total operating expenses	147,344	106,266

Income before taxes	57,670	3,975
Income tax expense	12,007	956
Net income	$45,663	$3,019

Net income attributable to common stockholders	$45,663	$3,019

Share data:
Earnings per share:
Basic	$1.42	$0.11
Diluted	$1.37	$0.10
Weighted average common shares outstanding:
Basic	32,216,641	27,770,063
Diluted	33,323,134	29,620,034
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2022
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2022	32,004,396	$6	$526,338	$83,846	$(6,309)	$603,881
Issuance of common stock upon exercise of stock options	505,945	1	(4,749)	—	—	(4,748)
Stock-based compensation expense	—	—	7,467	—	—	7,467
Vesting of restricted stock units, net of shares withheld	296,552	—	(2,327)	—	—	(2,327)
Net income	—	—	—	45,663	—	45,663
Balance – March 31, 2022	32,806,893	$7	$526,729	$129,509	$(6,309)	$649,936

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2021
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2021	27,679,263	$6	$436,499	$36,432	$(6,309)	$466,628
Issuance of common stock upon exercise of stock options	33,526	—	307	—	—	307
Stock-based compensation expense	—	—	5,088	—	—	5,088
Vesting of restricted stock units, net	261,794	—	(2,794)	—	—	(2,794)
Net income	—	—	—	3,019	—	3,019
Balance – March 31, 2021	27,974,583	$6	$439,100	$39,451	$(6,309)	$472,248

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$45,663	$3,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,697	6,957
Fair value adjustment, net	(3,971)	11,568
Origination fees for loans receivable at fair value, net	(4,685)	(1,422)
Gain on loan sales	(5,715)	(4,434)
Stock-based compensation expense	6,773	5,088
Other, net	20,226	15,325
Originations of loans sold and held for sale	(48,665)	(33,464)
Proceeds from sale of loans	54,872	38,372
Changes in other assets and other liabilities	(36,630)	(22,853)
Net cash provided by operating activities	38,565	18,156
Cash flows from investing activities
Originations of loans	(707,108)	(263,148)
Proceeds from structured loan sale	245,019	—
Repayments of loan principal	351,324	278,659
Capitalization of system development costs	(10,641)	(5,651)
Other, net	(1,090)	(873)
Net cash provided by (used in) investing activities	(122,496)	8,987
Cash flows from financing activities
Borrowings under secured financing	699,000	—
Borrowings under asset-backed notes and acquisition financing	—	371,719
Repayments of secured financing	(620,000)	(181,780)
Repayments of asset-backed notes and acquisition financing	(10,395)	(200,004)
Net payments related to stock-based activities	(7,076)	(2,487)
Net cash provided by (used in) financing activities	61,529	(12,552)
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,402)	14,591
Cash and cash equivalents and restricted cash, beginning of period	192,960	168,590
Cash and cash equivalents and restricted cash, end of period	$170,558	$183,181

Supplemental disclosure of cash flow information
Cash and cash equivalents	$109,864	$140,416
Restricted cash	60,694	42,765
Total cash and cash equivalents and restricted cash	$170,558	$183,181

Cash paid for income taxes, net of refunds	$328	$240
Cash paid for interest	$13,816	$13,625
Cash paid for amounts included in the measurement of operating lease liabilities	$4,238	$4,292
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,064	$1,093
Non-cash investments in capitalized assets	$565	$625
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

1.	Organization and Description of Business

Oportun is a financial technology company and digital banking platform driven by its mission to provide inclusive, affordable financial services that empower its members to build a better future. Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the "Company") takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. With its acquisition of Hello Digit, Inc. ("Digit") on December 22, 2021, the Company can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. The Company's credit products include personal loans, secured personal loans and credit cards. The Company's digital banking products include digital banking, automated savings, long-term investing and retirement savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 1, 2022.

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

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Net income	$45,663	$3,019
Net income (loss) attributable to common stockholders	$45,663	$3,019

Basic weighted-average common shares outstanding	32,216,641	27,770,063
Weighted average effect of dilutive securities:
Stock options	733,503	1,274,818
Restricted stock units	372,990	575,153
Diluted weighted-average common shares outstanding	33,323,134	29,620,034

Earnings per share:
Basic	$1.42	$0.11
Diluted	$1.37	$0.10

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Stock options	2,723,777	2,822,785
Restricted stock units	1,692,599	45,306
Total anti-dilutive common share equivalents	4,416,376	2,868,091

4.	Variable Interest Entities

Variable interest entities ("VIEs") are legal entities that either have an insufficient amount of equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of equity investment at risk lack the ability to direct the entity's activities that most significantly impact economic performance through voting or similar rights, or do not have the obligation to absorb the expected losses or the right to receive expected residual returns of the entity.

For all VIEs in which we are involved, we assess whether we are the primary beneficiary of the VIE on an ongoing basis. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, we would conclude that we are the primary beneficiary of the VIE, and we consolidate the VIE. In situations where we are not deemed to be the primary beneficiary of the VIE, we do not consolidate the VIE and only recognize our interests in the VIE.

Consolidated VIEs

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries ("VIEs") to collateralize certain asset-backed financing transactions. For these VIEs where the Company has determined that it is the primary beneficiary because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs the VIEs assets and related liabilities are consolidated with the results of the Company. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction in the form of an asset-backed certificate. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its condensed consolidated financial statements.

Each consolidated VIE issues a series of asset-backed securities that are supported by the cash flows arising from the loans receivable securing such debt. Cash inflows arising from such loans receivable are distributed monthly to the transaction’s lenders and related service providers in accordance with the transaction’s contractual priority of payments. The creditors of the VIEs above have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets. The Company retains the most subordinated economic interest in each financing transaction through its ownership of the respective residual interest in each VIE. The Company has no obligation to repurchase loans receivable that initially satisfied the financing transaction’s eligibility criteria but subsequently became delinquent or a defaulted loans receivable.

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2022	2021
Consolidated VIE assets
Restricted cash	$33,246	$41,803
Loans receivable at fair value	2,344,635	2,267,205
Interest and fee receivable	20,767	19,869
Total VIE assets	2,398,648	2,328,877
Consolidated VIE liabilities
Secured financing (1)	477,000	398,000
Asset-backed notes at fair value	1,593,435	1,651,706
Acquisition financing (1)	105,605	116,000
Total VIE liabilities	$2,176,040	$2,165,706
(1) Amounts exclude deferred financing costs. See Note 9, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Structured Loan Sales - On March 31, 2022, the Company participated in a securitization whereby the Company and funds managed by Ellington Management Group both contributed collateral and were co-sponsors of the transaction, which totaled $400.0 million in issued asset-backed notes. As part of the securitization, the Company sold loans to OPTN Funding Grantor Trust 2022-1 ("Grantor Trust") through the issuance of amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans. The Company also sold its share of the residual interest in the pool. The Company's continued involvement in the unconsolidated VIEs is in the form of servicer of these loans. The Company does not have variable interest in the Grantor Trust or the issuer established for this transaction. The sold loans were accounted for under the fair value option and at the point they were designated as held for sale had an aggregate unpaid principal balance of approximately $227.6 million, a cumulative fair value mark of $15.9 million and unpaid interest of $1.5 million. The Company received $245.0 million of net proceeds and by selling both its notes and residual interest, the Company derecognized these loans from its Consolidated Balance Sheets.

Whole Loan Sale Program ‑ In November 2014, the Company entered into a whole loan sale agreement with an institutional investor. Pursuant to the agreement, the Company sold at least 10% of its unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022.

The originations of loans sold and held for sale during the three months ended March 31, 2022 related to our whole loan sale program was $48.7 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $4.0 million. The originations of loans sold and held for sale during the three months ended March 31, 2021 was $33.5 million and the Company recorded a gain on sale of $4.4 million and servicing revenue of $3.1 million.

6.	Acquisition

On December 22, 2021, the Company completed its acquisition of all the voting interests of Hello Digit, Inc. (or "Digit"). Digit is a digital banking platform that provides automated savings, banking and investing tools. Digit members can keep and integrate their existing bank accounts into the platform, or they can make Digit their primary banking relationship by opening new accounts via Digit’s bank partner. By acquiring Digit, Oportun further expanded its A.I. and digital banking capabilities, adding to its services to provide its members a holistic offering built to address their financial needs. The total consideration the Company provided for Digit, which consisted of cash and equity, was approximately $205.3 million.

The Company recognized acquisition and integration related costs of approximately $7.3 million in the three months ended March 31, 2022 which are included in the General, administrative and other expense in the Condensed Consolidated Statements of Operations (Unaudited).

7.	Capitalized Software, Other Intangibles and Goodwill

Capitalized software, net consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Capitalized software, net:
System development costs	$95,800	$84,550
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(52,864)	(45,433)
Total capitalized software, net	$91,436	$87,617

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended March 31, 2022 and 2021 was $7.4 million and $3.5 million, respectively. System development costs capitalized in the three months ended March 31, 2022 and 2021 were $11.2 million and $5.8 million, respectively. Acquired developed technology was $48.5 million and is related to the acquisition of Digit on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	6,426	6,364
Other	3,000	3,000
Less: Accumulated amortization	(2,269)	(300)
Total intangible assets, net	$41,657	$43,564

Amortization of intangible assets for the three months ended March 31, 2022 was $2.0 million. There were no intangible assets subject to amortization for the three months ended March 31, 2021. Expected future amortization expense for intangible assets as of March 31, 2022 is as follows:

(in thousands)	Fiscal Years
2022 (remaining nine months)	$(5,980)
2023	(7,949)
2024	(7,798)
2025	(4,929)
2026	(4,929)
2027	(4,929)
Thereafter	(4,779)
Total	$(41,293)

Goodwill

The Company recorded goodwill of $104.0 million arising from the acquisition of Digit on December 22, 2021. During the three months ended March 31, 2022, the Company recorded a $0.1 million adjustment to goodwill. There was no impairment for the periods presented.

8.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Fixed assets
Total fixed assets	$44,955	$44,100
Less: Accumulated depreciation	(35,370)	(34,185)
Total fixed assets, net	$9,585	$9,915

Other Assets
Loans held for sale	—	491
Prepaid expenses	26,244	25,355
Deferred tax assets	3,565	3,923
Current tax assets	17,235	13,330
Other	17,610	19,330
Total other assets	$74,239	$72,344

Fixed Assets

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $1.3 million and $3.5 million, respectively.

9.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

				March 31, 2022	December 31, 2021
Variable Interest Entity	Facility Amount	Maturity Date (1)	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)(2)	$150,000	December 1, 2023	Variable (1)	$59,223	$40,108
Oportun PLW Trust	600,000	September 1, 2024	LIBOR (minimum of 0.00%) + 2.17%	414,088	353,781
Total secured financing	$750,000			$473,311	$393,889
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

The following table presents information regarding asset-backed notes:

	March 31, 2022
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance (b)	Current balance (a)	Current collateral balance(b)	Weighted average interest rate(c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$472,972	$519,735	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	475,772	520,594	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	364,808	390,705	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	279,883	299,832	3.46%	3 years
Total asset-backed notes recorded at fair value	$1,654,412	$1,703,271	$1,593,435	$1,730,866

	December 31, 2021
Variable Interest Entity	Initial note amount issued (a)	Initial collateral balance (b)	Current balance (a)	Current collateral balance(b)	Weighted average interest rate(c)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$497,774	$525,436	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	498,487	521,174	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	374,363	391,325	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	281,082	299,310	3.46%	3 years
Total asset-backed notes recorded at fair value	$1,654,412	$1,703,271	$1,651,706	$1,737,245
(a)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(b)Includes the unpaid principal balance of loans receivable, cash, cash equivalents and restricted cash pledged by the Company.
(c)Weighted average interest rate excludes notes retained by the Company.

The following table presents information regarding the Company's Acquisition Financing:

				March 31, 2022	December 31, 2021
Variable Interest Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun RF, LLC	$116,000	October 1, 2024	LIBOR (minimum of 0.00%) + 8.00%	$103,869	$114,092

As of March 31, 2022, and December 31, 2021, the Company was in compliance with all covenants and requirements of the Secured Financing and Acquisition Financing facilities and asset-backed notes.

10.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Accounts payable	$4,253	$8,343
Accrued compensation	18,824	36,417
Accrued expenses	28,946	36,464
Accrued interest	2,714	3,276
Amount due to whole loan buyer	17,289	14,062
Deferred tax liabilities	43,415	28,424
Current tax liabilities and other	11,600	8,372
Total other liabilities	$127,041	$135,358

11.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2022 or December 31, 2021.

Common Stock - As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022, 33,078,916 and 32,806,893 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2021, 32,276,419 and 32,004,396 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

12.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Technology and facilities	$1,870	$728
Sales and marketing	31	32
Personnel	4,872	4,067
Total stock-based compensation (1)	$6,773	$4,827
(1) Amounts shown are net of $0.7 million of capitalized stock-based compensation for the three months ended March 31, 2022 and net of $0.3 million of capitalized stock-based compensation for the three months ended March 31, 2021.

As of March 31, 2022, and December 31, 2021, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $9.5 million and $6.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.8 years and 2.2 years, respectively. As of March 31, 2022 and December 31, 2021, the Company's total unrecognized compensation cost related to unvested restricted stock unit awards granted to employees was $72.2 million and $54.1 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.1 years and 2.6 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The total income tax expense recognized in the income statement for stock-based compensation arrangements for the three months ended March 31, 2022 was $0.7 million. The total income tax expense recognized in the income statement for the stock-based compensation arrangements for the three months ended March 31, 2021 was insignificant.

13.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest income
Interest on loans	$187,387	$125,682
Fees on loans	4,850	1,509
Total interest income	192,237	127,191

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Non-interest income
Gain on loan sales	$5,715	$4,434
Servicing fees	3,957	3,078
Other income	12,811	610
Total non-interest income	$22,483	$8,122

14.	Income Taxes

For the three months ended March 31, 2022 and 2021, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $12.0 million and $1.0 million, respectively, related to continuing operations. The Company’s reported effective tax rates were 20.8% and 24.1% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rates for the three months ended March 31, 2022 and 2021 differ from the statutory tax rates primarily due to the impacts of the R&D tax credit and a one-time exercise of stock-based awards.

15.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2022		December 31, 2021
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$2,353,981	$2,450,987	$2,272,864	$2,386,807
Liabilities
Asset-backed notes	1,654,412	1,593,435	1,654,412	1,651,706

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

	March 31, 2022			December 31, 2021
	Minimum	Maximum	Weighted Average (3)	Minimum	Maximum	Weighted Average
Remaining cumulative charge-offs (1)	6.14%	47.89%	10.37%	6.75%	51.86%	9.60%
Remaining cumulative prepayments (1)	—	41.11%	33.16%	—	44.25%	32.47%
Principal payment rate (1)(2)	—%	—%	16.55%	—%	—%	18.07%
Average life (years)	0.20	1.51	0.85	0.22	1.51	0.86
Discount rate	6.69	8.79	6.76%	6.90	8.35	6.94%
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

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2022 and 2021. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The Company developed internal models to estimate the fair value of loans receivable held for investment. To generate future expected cash flows, the models combine receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

The Company tested the fair value models by comparing modeled cash flows to historical loan performance to ensure that the models were complete, accurate and reasonable for the Company’s use. The Company also engaged a third party to create an independent fair value estimate for the Loans Receivable at Fair Value, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model generates expected cash flows which were then aggregated and compared to the Company’s actual cash flows within an acceptable range.

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

The table below presents a reconciliation of loans receivable at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance – beginning of period	$2,386,807	$1,696,526
Principal disbursements	779,719	309,009
Principal payments from customers (1)	(636,044)	(315,887)
Gross charge-offs	(62,558)	(40,959)
Net increase (decrease) in fair value (1)	(16,937)	21,562
Balance – end of period	$2,450,987	$1,670,251
(1) The principal payment from customers shown for the three months ended March 31, 2022 includes $227.6 million of unpaid principal balance of loans sold in the 2022-1 transaction. The net increase (decrease) in fair value shown for the three months ended March 31, 2022 includes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction. For details regarding the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold.

As of March 31, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.7 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $23.0 million. As of December 31, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.5 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $20.7 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2022
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$109,864	$109,864	$109,864	$—	$—
Restricted cash	60,694	60,694	60,694	—	—
Liabilities
Accounts payable	4,253	4,253	4,253	—	—
Secured financing (Note 9)	477,000	467,430	—	467,430	—
Acquisition financing (Note 9)	105,605	105,605	—	105,605	—

	December 31, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130,959	$130,959	$130,959	$—	$—
Restricted cash	62,001	62,001	62,001	—	—
Loans held for sale (Note 5)	491	547	—	—	547
Liabilities
Accounts payable	8,343	8,343	8,343	—	—
Secured financing (Note 9)	398,000	396,081	—	396,081	—
Acquisition financing (Note 9)	116,000	116,000	—	116,000	—

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
◦Acquisition financing ‑ The fair value of the acquisition financing is estimated to equal carrying value due to it being a floating rate facility.

There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021.

16.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

During the first quarter of 2022, we made the decision to close an additional 27 retail locations in April 2022 and we have incurred $0.2 million in expenses in the first quarter of 2022 related to the accelerated amortization of right of use assets.

The Company has elected the practical expedient to keep leases with terms of 12 months or less off the balance sheet as no recognition of a lease liability and a right-of-use asset is required. Operating lease expense is recognized on a straight-line basis over the lease term in "Technology and facilities" in the Condensed Consolidated Statements of Operations (Unaudited).

All of the Company’s existing lease arrangements are classified as operating leases. At the inception of a contract, the Company determines if the contract is or contains a lease. At the commencement date of a lease, the Company recognizes a lease liability equal to the present value of the lease payments and a right-of-use asset representing the Company's right to use the underlying asset for the duration of the lease term. The Company’s leases include options to extend or terminate the arrangement at the end of the original lease term. The Company generally does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. Variable lease payments and short-term lease costs were deemed immaterial. The Company’s leases do not provide an explicit rate. The Company uses its contractual borrowing rate to determine lease discount rates.

As of March 31, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2022 (remaining nine months)	$11,228
2023	13,347
2024	11,264
2025	9,301
2026	3,427
2027	604
Thereafter	9
Total lease payments	49,180
Imputed interest	(3,776)
Total leases	$45,404

Sublease income
2022 (remaining nine months)	$(448)
2023 and thereafter	—
Total lease payments	(448)
Imputed interest	3
Total sublease income	$(445)

Net lease liabilities	$44,959
Weighted average remaining lease term	3.7 years
Weighted average discount rate	3.98%

As of December 31, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2022	14,927
2023	13,214
2024	11,142
2025	9,238
2026	3,387
Thereafter	706
Total lease payments	52,614
Imputed interest	(4,030)
Total leases	48,584

Sublease income
2022	(896)
2023 and thereafter	—
Total lease payments	(896)
Imputed interest	11
Total sublease income	(885)

Net lease liabilities	47,699
Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.01%

Rental expenses under operating leases for the three months ended March 31, 2022 and 2021, was $4.4 million and $9.4 million, respectively.
Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2026. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $14.9 million for the remainder of 2022, $12.9 million in 2023, $4.2 million in 2024, $1.4 million in 2025 and $0.0 million in 2026 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with MetaBank, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by MetaBank based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of March 31, 2022, the Company has a commitment to purchase an additional $3.4 million of program loans based on originations through March 31, 2022.

Whole Loan Sale Program ‑ Through March 4, 2022, the Company had a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. For details regarding the whole loan sale program, refer to Note 5, Loans Held for Sale and Loans Sold.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at March 31, 2022 and December 31, 2021 were $56.0 million and $39.8 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Litigation

Legal Proceedings Resolved in 2021

For legal proceedings resolved in 2021, please refer to Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K filed on March 1, 2022.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 1, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•our ability to increase the volume of loans we make;
•our ability to manage our net charge-off rates;
•the successful integration of Hello Digit, Inc. ("Digit") with our business;
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
•our plans for and our ability to successfully maintain our diversified funding strategy, including warehouse facilities, loan sales and securitization transactions;

•our ability to manage fraud risk;
•our expectations regarding the sufficiency of our cash to meet our operating and cash expenditures;
•our ability to effectively estimate the fair value of our loans receivable held for investment and our asset-backed notes;
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

Overview

We are a financial technology company and digital banking platform driven by our mission to provide inclusive, affordable financial services that empower our members to build a better future. By intentionally designing our products with our members in mind, we are focused on realizing our vision to deliver a complete set of financial solutions that meet the needs of hardworking people, from borrowing and banking to savings, investing and more. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 16-year lending history, we have extended more than $13.0 billion in responsible credit through more than 5.2 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

With our recent acquisition of Hello Digit, Inc. ("Digit"), we believe we now have a strong competitive advantage over other fintechs and neobanks. As a combined company, we can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include digital banking, automated savings, long-term investing and retirement savings. Consumers are able to become members and access our products through our digital banking app—the Digit app—and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through over 500 retail locations, which includes 284 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of March 31, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 35 months and 32.3%, respectively. The average loan size for loans we originated during the three months ended March 31, 2022 was $3,893. Our loans do not have prepayment penalties or balloon payments, and typically range in size from $300 to $11,000 with terms of 6 to 61 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members'

receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of March 31, 2022, we originate unsecured personal loans in 12 states through state licenses and in 27 through our partnership with MetaBank, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $20,000 with terms ranging from 21 to 64 months. The average loan size for secured personal loans we originated during the three months ended March 31, 2022 was $8,394. As of March 31, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 47 months and 29.1%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas and Florida. in April 2022 we launched our secured personal loans in Arizona and we are in the process of considering expansion into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of March 31, 2022. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of March 31, 2022. The average credit line for credit cards activated during the three months ended March 31, 2022 was $944.

Digital Banking Products

Digit Savings – Our Digit Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Digit's savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make Digit their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015 Digit has helped members save more than $7.6 billion and pay down more than $330.0 million in debt. The funds in these saving accounts are owned by Digit members and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

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

Digit Investing and Digit Retirement – Our Digit investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocates our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested $45 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. With our Lending as a Service model, our partner markets loans and enters borrower applications into our system and Oportun underwrites, originates, and services the loans. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. (“DolEx”) with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. In January 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later (“BNPL”) financing options. When deployed, Oportun will be available as a checkout option, through Sezzle, for larger purchases of goods and services on a BNPL basis, which we believe will allow us to reach more new members.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 17 bond offerings in the asset-backed securities market, the last 14 of which include tranches that have been rated investment grade. We issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. Through March 4, 2022, we were also party to a whole loan sale program whereby we sold a percentage of our loans to a third-party financial institution. We allowed the whole loan sale program agreement to expire on its own terms. In March 2022, we participated in a securitization and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million. In addition to possible future whole loan or structured loan sales, we also have a $600.0 million Personal Loan Warehouse facility with a term through September 2024 and a $150.0 million Credit Card Warehouse facility with a term through December, 2023 which also helps to fund our receivables growth.

Digit Acquisition

On December 22, 2021, we acquired Digit and it became our wholly-owned subsidiary. Digit is a digital banking platform that provides automated savings, banking and investing tools. With Digit, members can keep and integrate their existing bank accounts into the platform, or with Digit, they can make Oportun their primary banking relationship by opening new accounts via a bank partner. By acquiring Digit, we further expanded our A.I. and digital capabilities and added additional service offerings to provide members a comprehensive suite of digital banking products, either directly or through our partners. The total consideration we provided for Digit was approximately $205.3 million, comprised of $73.2 million in equity and $132.1 million in cash. The cash consideration was funded with a $116.0 million Acquisition Financing facility.

Retail Network Optimization

During the first quarter of 2021, pursuant to our retail network optimization plan we closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations. In addition, for the three months ended March 31, 2021, we incurred $6.2 million in expenses related to the retail location closures and $1.6 million related to severance and benefits related to the store closures which represented all severance and benefits related costs to be incurred in connection with the retail network optimization plan. The income statement impact for the three months ended March 31, 2021 was $7.8 million and was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited). During the first quarter of 2022, we made the decision to close an additional 27 retail locations in April 2022 and reduce a portion of the workforce who manage and operate these retail locations. In the first quarter of 2022, we incurred $0.2 million in expenses related to these additional retail location closures and estimate remaining expenses of $1.5 million to be recognized in the second quarter of 2022. In addition we have also recognized $0.4 million related to severance and benefits related to the store closures in the first quarter of 2022 which represents all severance and benefit related costs to be incurred as a result of the additional store closures. The income statement impact of $0.6 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Key Financial and Operating Metrics
Members (1)	1,676,754	643,967
Products (1)	1,757,339	643,967
Aggregate Originations	$800,115	$335,239
30+ Day Delinquency Rate	4.5%	3.0%
Annualized Net Charge-Off Rate	8.6%	8.6%
Return on Equity	29.5%	2.6%
Adjusted Return on Equity	34.1%	10.6%

Other Useful Metrics
Managed Principal Balance at End of Period	$2,842,943	$1,832,556
Owned Principal Balance at End of Period	$2,353,981	$1,591,789
Average Daily Principal Balance	$2,412,997	$1,624,753
(1) The 643,967 Members and Products reported as of March 31, 2021 reflect our previously defined and disclosed "Active Customer" metric. Products presented as of March 31, 2021 represents one product per member as we did not have members with multiple products at that time. Effective January 1, 2022, Active Customers is no longer a Key Financial and Operating Metric. See the definition of Members and Products in the Glossary at the end of Part II.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Members

Reflecting our acquisition of Digit and its users, we define Members as borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who have signed-up to use or are using any of our Digit Savings, Digit Direct, Digit Investing and/or Digit Retirement products. We view Members as an indication of growth of our business and our ability to establish long term relationships with the users of our products. Member growth is generally an indicator of future revenue, but is not directly correlated with revenues, since not all Members who sign up for one of our products fully utilize or continue to use our products.

Members were 1.7 million as of March 31, 2022, and include members acquired in connection with the acquisition of Digit on December 22, 2021. Active Customers were 0.6 million as of March 31, 2021. Effective January 1, 2022, Active Customers is no longer a Key Financial and Operating Metric and the year over year change is not directly comparable due to the difference in the metric.

Products

Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer as a result of our acquisition of Digit, including Digit Savings, Digit Direct, Digit Investing and Digit Retirement, that our Members use or have signed-up to use. We view Products as an indicator of the effectiveness of our member acquisition efforts and multiproduct adoption.

Products as of March 31, 2022 were 1.8 million.

Aggregate Originations

Aggregate Originations increased to $800.1 million for the three months ended March 31, 2022 from $335.2 million for the three months ended March 31, 2021, representing a 138.7% increase. The increase is primarily driven by an increase in the number of loans originated. We originated 228,728 and 114,670 loans for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily driven by an increased number of applications due to higher demand. Aggregate Originations for the three months ended March 31, 2021 were lower due to tightened underwriting practices as a result of the pandemic.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 4.5% and 3.0% as of March 31, 2022 and 2021, respectively. The increase reflects the higher mix of first-time borrowers and the return to pre-pandemic underwriting criteria later in 2021. However, had we not sold $227.6 million of loans, or approximately 8.8% of our owned portfolio, at the end of the quarter, the 30+ Day Delinquency Rate would be 4.1%, as compared to 3.9% as of December 31, 2021.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2022 and 2021 remained relatively flat at 8.6%. Net charge-offs remained flat due to the overall improvement in the economy, as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our borrowers manage through the pandemic.

Return on Equity and Adjusted Return on Equity

For the three months ended March 31, 2022 and 2021, Return on Equity was 29.5% and 2.6%, respectively and Adjusted Return on Equity was 34.1% and 10.6% respectively. The increases in Return on Equity and Adjusted Return on Equity were primarily due to higher net income. Net income was higher due to increased interest rates reducing the prices of our asset-backed notes which led to a net increase in fair value. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

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

*Numbers shown reflect year-to-date amounts for the three months ended March 31, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2022 divided by the total origination loan volume for that year.

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

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3
Net lifetime loan losses as of March 31, 2022 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	10.0%	10.3%*	5.4%*	0.0%*
Outstanding principal balance as of March 31, 2022 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.1%	0.9%	9.4%	40.6%	89.0%
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Revenue
Interest income	$192,237	$127,191
Non-interest income	22,483	8,122
Total revenue	214,720	135,313
Less:
Interest expense	13,677	13,504
Total net increase (decrease) in fair value	3,971	(11,568)
Net revenue	205,014	110,241
Operating expenses:
Technology and facilities	49,189	32,924
Sales and marketing	34,541	23,893
Personnel	35,926	26,827
Outsourcing and professional fees	14,327	12,625
General, administrative and other	13,361	9,997
Total operating expenses	147,344	106,266
Income before taxes	57,670	3,975
Income tax expense	12,007	956
Net income	$45,663	$3,019

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Revenue
Interest income	$192,237	$127,191	$65,046	51.1%
Non-interest income	22,483	8,122	14,361	176.8%
Total revenue	$214,720	$135,313	$79,407	58.7%
Percentage of total revenue:
Interest income	89.5%	94.0%
Non-interest income	10.5%	6.0%
Total revenue	100.0%	100.0%

Interest income. Total interest income increased by $65.0 million, or 51.1%, from $127.2 million for the three months ended March 31, 2021 to $192.2 million for the three months ended March 31, 2022. The increase is primarily attributable to growth in our Average Daily Principal Balance from $1.6 billion for the three months ended March 31, 2021 to $2.4 billion for the three months ended March 31, 2022, an increase of 48.5%. The increase is due to growth in our portfolio as a result of higher application volume due to increased demand and due to first quarter 2021 originations being depressed as a result of the COVID-19 pandemic. Interest income was also favorably impacted by an increase in portfolio yield of 55 basis points in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to growth in originations to new members who generally receive higher APRs than returning members.

Non-interest income. Total non-interest income increased by $14.4 million, or 176.8%, from $8.1 million for the three months ended March 31, 2021 to $22.5 million for the three months ended March 31, 2022. This increase is primarily due to $9.3 million attributable to Digit subscription income, $1.6 million of increased fees related to our credit card portfolio, $1.2 million increase related to MetaBank, N.A. documentation fees, $0.9 million increase in servicing revenue and increased gain on loans sold of $0.8 million under our whole loan sale programs due to an increase in loans sold resulting from higher origination volume.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Interest expense	$13,677	$13,504	$173	1.3%
Percentage of total revenue	6.4%	10.0%
Cost of Debt	2.6%	3.9%
Leverage as a percentage of Average Daily Principal Balance	89.5%	87.0%

Interest expense. Interest expense increased by $0.2 million, or 1.3%, from $13.5 million for the three months ended March 31, 2021 to $13.7 million for the three months ended March 31, 2022. We financed approximately 89.5% of our loans receivable through debt for the three months ended March 31, 2022, as compared to 87.0% for the three months ended March 31, 2021, and our Average Daily Debt Balance increased from $1.4 billion to $2.2 billion for the three months ended March 31, 2022, an increase of 52.7%. We have continued to improve our Cost of Debt as we have been able to refinance at lower interest rates and increase the size of our securitizations. In 2022, we expect our interest expense to increase as we borrow to fund our portfolio growth and interest rates increase.

See Note 9, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further information on our Interest expense and our Secured Financing and asset-backed notes.

Total net increase (decrease) in fair value

Net increase (decrease) in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have derivative instruments related to our bank partnership program with MetaBank, N.A. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(16,937)	$21,562	$(38,499)	*
Fair value mark-to-market adjustment on asset-backed notes	58,271	1,524	56,747	*
Fair value mark-to-market adjustment on derivatives	(393)	—	(393)	*
Total fair value mark-to-market adjustment	40,941	23,086	17,855	*
Charge-offs, net of recoveries on loans receivable at fair value	(51,350)	(34,608)	(16,742)	*
Net settlements on derivative instruments	(1,477)	69	(1,546)	*
Cumulative mark on loans sold in structured loan sale	15,857	—	15,857	*
Total net increase (decrease) in fair value	$3,971	$(11,453)	$15,424	*
Percentage of total revenue:
Fair value mark-to-market adjustment	19.1%	17.0%
Charge-offs, net of recoveries on loans receivable at fair value	(23.9)%	(25.6)%
Total net increase (decrease) in fair value	(4.8)%	(8.6)%
Discount rate	6.76%	6.65%
Remaining cumulative charge-offs	10.37%	8.60%
Average life in years	0.85	0.78
* Not meaningful

Net increase (decrease) in fair value. Net increase in fair value for the three months ended March 31, 2022 was $4.0 million. This amount represents a total fair value mark-to-market increase of $40.9 million on Loans Receivable at Fair Value and asset-backed notes, and $51.4 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $16.9 million mark-to-market reduction on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 9.60% as of December 31, 2021 to 10.37% as of March 31, 2022, (b) a decrease in average life from 0.86 years as of December 31, 2021 to 0.85 years as of March 31, 2022, partially offset by (c) a decrease in the discount rate from 6.94% as of December 31, 2021 to 6.76% as of March 31, 2022. The $58.3 million mark-to-market adjustment on asset-backed notes is due to rising rates and widening asset-backed securitization spreads. The total net increase (decrease) in fair value also includes a $15.9 million adjustment related to the cumulative mark on the loans sold as part of the structured loan sale completed in the first quarter of 2022. In 2022, we expect to continue to see volatility in the fair value as a result of macro economic conditions.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Total charge-offs, net of recoveries	$51,350	$34,608	$16,742	48.4%
Average Daily Principal Balance	$2,412,997	$1,624,753	$788,244	48.5%
Annualized Net Charge-Off Rate	8.6%	8.6%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate remained flat at 8.6% for the three months ended March 31, 2022 and 2021, respectively, primarily due to the overall improvement in the economy, the impact of stimulus payments to consumers as well as the effectiveness of our A.I.-driven underwriting models, collections tools and payment options that have helped our borrowers manage through the pandemic; partially offset by growth in new loan originations leading to higher charge-offs. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due or 180 days contractually past due in the case of credit cards.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Technology and facilities	$49,189	$32,924	$16,265	49.4%
Percentage of total revenue	22.9%	24.3%

Technology and facilities. Technology and facilities expense increased by $16.3 million, or 49.4%, from $32.9 million for the three months ended March 31, 2021 to $49.2 million for the three months ended March 31, 2022. The increase is primarily due to $6.8 million of service costs related to higher usage of software and cloud services, a $6.4 million increase in salaries and benefits due to the increase in headcount, $3.0 million in usage of India off-shoring services and other temporary contractors to supplement staffing related to new product investment and $2.0 million of increased depreciation commensurate with growth in internally developed software. These increases were partially offset by $1.5 million lower expense due to higher capitalization of internally developed software in 2022 compared to 2021 and $1.1 million lower office rent associated with retail locations that were closed in early 2021.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages and CAC)	2022	2021	$	%
Sales and marketing	$34,541	$23,893	$10,648	44.6%
Percentage of total revenue	16.1%	17.7%
Customer Acquisition Cost (CAC)	$151	$208	$(57)	(27.4)%

Sales and marketing. Sales and marketing expense to acquire our customers increased by $10.6 million, or 44.6%, from $23.9 million for the three months ended March 31, 2021 to $34.5 million for the three months ended March 31, 2022. To grow our Aggregate Originations, we increased our investment in marketing initiatives by $9.8 million across various marketing channels, including direct mail, digital advertising, lead aggregators and our referral programs. As a result of our increased number of loans originated during the three months ended March 31, 2022, our CAC decreased by 27.4%, from $208 the three months ended March 31, 2021 to $151 for the three months ended March 31, 2022.

Personnel

Personnel expense represents compensation and benefits that we provide to our employees and includes salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, retail operations which are included in sales and marketing expenses and technology which is included in technology and facilities.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Personnel	$35,926	$26,827	$9,099	33.9%
Percentage of total revenue	16.7%	19.8%

Personnel. Personnel expense increased by $9.1 million, or 33.9%, from $26.8 million for the three months ended March 31, 2021 to $35.9 million for the three months ended March 31, 2022, primarily driven by a $9.1 million increase in compensation expense due to a 41.5% increase in U.S. headcount.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. Our contact centers located in Mexico and our third-party contact centers located in Colombia, Jamaica and the Philippines provide support for the business including application processing, verification, customer service and collections. We utilize third parties to operate the contact centers in Colombia, Jamaica and the Philippines and include the costs in outsourcing and professional fees. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Outsourcing and professional fees	$14,327	$12,625	$1,702	13.5%
Percentage of total revenue	6.7%	9.3%

Outsourcing and professional fees. Outsourcing and professional fees increased by $1.7 million, or 13.5%, from $12.6 million for the three months ended March 31, 2021 to $14.3 million for the three months ended March 31, 2022. The increase is primarily attributable to $2.3 million of higher professional service costs related to credit card and bank partnership programs and $2.1 million increase in credit report expense due to higher application volume. These increases were partially offset by a $3.2 million decrease in debt financing fees and expenses incurred in March 2021 related to an asset-backed securitization that were not present in the three months ended March 31, 2022.
General, administrative and other
General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses associated with our retail network optimization plan and acquisition and integration related expenses in connection with the Digit acquisition.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
General, administrative and other	$13,361	$9,997	$3,364	33.7%
Percentage of total revenue	6.2%	7.4%

General, administrative and other. General, administrative and other expense increased by $3.4 million, or 33.7%, from $10.0 million for the three months ended March 31, 2021 to $13.4 million for the three months ended March 31, 2022, primarily due to $7.3 million of transaction and integration related expenses as a result of the Digit acquisition and $4.0 million increase in postage and printing expenses, travel expenses and other general and administrative expenses due to new products and services and the continuing growth of the business. These increases were partially offset by a $7.6 million decrease in retail network optimization expenses incurred in the three months ended March 31, 2022 compared to March 31, 2021. In the first quarter of 2022, we incurred $0.2 million in expenses related to the retail location closures and estimate remaining expenses of $1.5 million to be recognized in the second quarter of 2022.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the three months ended March 31, 2022 and 2021, we recognized tax expense attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%
Income tax expense	$12,007	$956	$11,051	1,156.0%
Percentage of total revenue	5.6%	0.7%
Effective tax rate	20.8%	24.1%

Income tax expense. Income tax expense increased by $11.1 million or 1,156.0%, from $1.0 million for the three months ended March 31, 2021 to $12.0 million for the three months ended March 31, 2022, primarily as a result of higher pretax income for the three months ended March 31, 2022.

See Note 2, Summary of Significant Accounting Policies, and Note 14, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Summary

Fair value is an electable option under GAAP to account for any financial instruments, including loans receivable and debt. It differs from amortized cost accounting in that loans receivable and debt are recorded on the balance sheet at fair value rather than on a cost basis. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. The fair value of instruments under this election is updated at the end of each reporting period, with changes since the prior reporting period reflected in the Condensed Consolidated Statements of Operations (Unaudited) as net increase (decrease) in fair value which impacts Net Revenue. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in fair value and therefore impact earnings. These changes in the fair value of the Loans Receivable at Fair Value may be partially offset by changes in the fair value of the asset-backed notes, depending upon the relative duration of the instruments.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

We calculate the fair value of Loans Receivable at Fair Value using a model that projects and discounts expected cash flows. The fair value is a function of:

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

Discount rate is the sum of the interest rate and the credit spread. The interest rate is based upon the interpolated LIBOR/swap curve rate that corresponds to the average life. The credit spread is based upon the credit spread implied by the loan purchase price at the time loans are sold, updated for observable changes in the fixed income markets, which serve as a proxy for how a potential loan buyer would adjust their yield requirements relative to the originally agreed price.

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

The table below reflects the application of this methodology for the five quarters since January 1, 2021, on loans held for investment. The data for the three months ended March 31, 2022 and December 31, 2021 in the table below represents all of our credit products. The data for the three months ended September 30, 2021 in the table below represents our secured and unsecured loan portfolio. For prior quarters, the data in the table below represents only our unsecured personal loan portfolio which was the primary driver of fair value during those periods.

	Three Months Ended
	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Weighted average portfolio yield over the remaining life of the loans	30.15%	30.14%	30.35%	30.28%	30.25%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.15%	25.14%	25.35%	25.28%	25.25%
Multiplied by: Weighted average life in years	0.847	0.859	0.761	0.769	0.778
Pre-loss cash flow	21.30%	21.60%	19.29%	19.43%	19.64%
Less: Remaining cumulative charge-offs	(10.37)%	(9.60)%	(7.53)%	(7.59)%	(8.60)%
Net cash flow	10.93%	12.00%	11.76%	11.84%	11.04%
Less: Discount rate multiplied by average life	(5.73)%	(5.96)%	(4.96)%	(5.03)%	(5.17)%
Gross fair value premium as a percentage of loan principal balance	5.21%	6.04%	6.80%	6.81%	5.87%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.09)%	(1.03)%	(0.90)%	(0.87)%	(0.92)%
Fair value premium as a percentage of loan principal balance	4.12%	5.01%	5.90%	5.94%	4.95%
Discount Rate	6.76%	6.94%	6.52%	6.54%	6.65%

The illustrative table included above is designed to assist investors in understanding the impact of our election of the fair value option.

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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
▪Although the fair value mark-to-market adjustment is a non-cash adjustment, it does reflect our estimate of the price a third party would pay for our loans receivable held for investment or our asset-backed notes.
▪Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.
Reconciliations of non-GAAP to GAAP measures can be found below.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined as our net income, adjusted to eliminate the effect of certain items as described below. We believe that Adjusted EBITDA is an important measure because it allows management, investors and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of taxes, certain non-cash items, variable charges and timing differences.

•We believe it is useful to exclude the impact of income tax expense, as reported, because historically it has included irregular income tax items that do not reflect ongoing business operations.
•We believe it is useful to exclude the impact of depreciation and amortization and stock-based compensation expense because they are non-cash charges.
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with a litigation reserve, our retail network optimization plan and acquisition and integration related expenses because these items do not reflect ongoing business operations.
•We also reverse origination fees for Loans Receivable at Fair Value, net. We recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended March 31,
	2022	2021
Fair value mark-to-market adjustment on loans receivable at fair value	$(16,937)	$21,562
Fair value mark-to-market adjustment on asset-backed notes	58,271	1,524
Fair value mark-to-market adjustment on derivatives	(393)	(46)
Total fair value mark-to-market adjustment	$40,941	$23,040

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2022	2021
Net income	$45,663	$3,019
Adjustments:
Income tax expense	12,007	956
Depreciation and amortization	7,312	5,332
Stock-based compensation expense	6,773	5,088
Litigation reserve	300	—
Retail network optimization expenses, net	210	7,799
Acquisition and integration related expenses	7,287	—
Origination fees for loans receivable at fair value, net	(4,685)	(1,422)
Fair value mark-to-market adjustment	(40,941)	(23,040)
Adjusted EBITDA	$33,926	$(2,268)

Adjusted Net Income

We define Adjusted Net Income as our net income, adjusted to exclude income tax expense, stock-based compensation expenses and certain non-recurring charges. We believe that Adjusted Net Income is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period.

•We believe it is useful to exclude the impact of income tax expense, as reported, because historically it has included irregular tax items that do not reflect our ongoing business operations.
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with a litigation reserve, our retail network optimization plan and acquisition and integration related expenses, because these items do not reflect ongoing business operations.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income to Adjusted Net Income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Adjusted Net Income (in thousands)	2022	2021
Net income	$45,663	$3,019
Adjustments:
Income tax expense	12,007	956
Stock-based compensation expense	6,773	5,088
Litigation reserve	300	—
Retail network optimization expenses, net	210	7,799
Acquisition and integration related expenses	7,287	—
Adjusted income before taxes	72,240	16,862
Normalized income tax expense	19,505	4,620
Adjusted Net Income	$52,735	$12,242
Income tax rate (1)	27.0%	27.4%
(1) Income tax rate for the three months ended March 31, 2022 and 2021 is based on a normalized statutory rate.

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

The following table presents a reconciliation of diluted EPS to Adjusted EPS for the three months ended March 31, 2022 and 2021. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Diluted earnings per share	$1.37	$0.10
Adjusted EPS
Adjusted Net Income	$52,735	$12,242

Basic weighted-average common shares outstanding	32,216,641	27,770,063
Weighted average effect of dilutive securities:
Stock options	733,503	1,274,818
Restricted stock units	372,990	575,153
Diluted adjusted weighted-average common shares outstanding	33,323,134	29,620,034
Adjusted Earnings Per Share	$1.58	$0.41

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three months ended March 31, 2022 and 2021. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Three Months Ended March 31,
(in thousands)	2022	2021
Return on Equity	29.5%	2.6%
Adjusted Return on Equity
Adjusted Net Income	$52,735	$12,242
Average stockholders' equity	$626,909	$469,180
Adjusted Return on Equity	34.1%	10.6%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with a litigation reserve, our retail network optimization plan and acquisition and integration related expenses divided by total revenue. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficient we are at managing costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three months ended March 31, 2022 and 2021:

	As of or for the Three Months Ended March 31,
(in thousands)	2022	2021
Operating Efficiency	68.6%	78.5%
Adjusted Operating Efficiency
Total revenue	214,720	135,313
Total operating expense	147,344	106,266
Stock-based compensation expense	(6,773)	(5,088)
Litigation reserve	(300)	—
Retail network optimization expenses, net	(210)	(7,799)
Acquisition and integration related expenses	(7,287)	—
Total adjusted operating expenses	$132,774	$93,379
Adjusted Operating Efficiency	61.8%	69.0%

Liquidity and Capital Resources

To date, we fund the majority of our operating liquidity and operating needs through a combination of cash flows from operations, securitizations, secured borrowings and whole loan sales. We may utilize these or other sources in the future. Our material cash requirements relate to funding our lending activities, our debt service obligations, our operating expenses, and investments in the long-term growth of the company.

During the three months ended March 31, 2022, available liquidity increased primarily due to increased borrowing capacity under Secured Financings, partially offset by a decrease in cash and cash equivalents. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. Inflation, rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash, cash equivalents and restricted cash	$170,558	$183,181
Cash provided by (used in)
Operating activities	38,565	18,156
Investing activities	(122,496)	8,987
Financing activities	61,529	(12,552)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $38.6 million and $18.2 million for the three months ended March 31, 2022 and 2021, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(122.5) million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. Our investing activities consist primarily of loan originations and loan repayments. Our net cash provided by (used in) investing activities for the three months ended March 31, 2022, includes $245.0 million of proceeds related to a structured loan sale. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to disbursements on originations of loans increasing by $444.0 million while repayments of loan principal increased by $72.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Financing Activities

Our net cash provided by (used in) financing activities was $61.5 million and $(12.6) million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net cash provided by financing activities was primarily driven by the borrowings under our Secured Financing facilities, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility. For the three months ended March 31, 2021, net cash used in financing activities was primarily driven by the redemption of our Series 2018-A asset-backed notes and repayments on our Secured Financing facility. The issuance of our Series 2021-A asset-backed notes securitization was the primary source of funds for the redemption and repayments.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of March 31, 2022, we had $1.59 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs). For VIEs where we have determined we are the primary beneficiary, the financial results of the VIE are consolidated in our financial statements. For VIEs where we have determined we are not the primary beneficiary, the financial results of the VIE are not consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 9, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of March 31, 2022, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of March 31, 2022, we had Secured Financing facilities with warehouse lines of $750.0 million in the aggregate with undrawn capacity of $273.0 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

As of March 31, 2022, we were in compliance with all covenants and requirements per the Secured Financing facilities and Acquisition Financing. For more information regarding our Secured Financing facilities and Acquisition Financing, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Structured loan sales

In March 2022, we participated in a securitization and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

Through March 4, 2022, the Company had a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. The originations of loans sold and held for sale during the three months ended March 31, 2022 was $48.7 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Acquisition Financing and Secured Financing, corporate and retail leases, and purchase commitments for technology used in the business. See Note 9, Borrowings and Note 16, Leases, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for more information.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022 ("2021 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2021 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as previously disclosed in our 2021 Form 10-K. Inflation, rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could impact our financial results.

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

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, see Note 16, Leases, Commitments and Contingencies, in the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited). From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights and consumer litigation. Other than as described in this report, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Summary of Risk Factors

Investing in our common stock involves risks. If any of the factors enumerated in this section occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose some or all of your investment. Some of the more significant risks relating to an investment in our common stock include:

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
•The ongoing COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.
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
•Our securitizations and loan sales may expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales market in the future, which may require us to seek more costly financing.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our 2021 Form 10-K.

Risks Related to Our Business

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

Our results of operations and future prospects depend on our ability to retain existing, and attract new, members.*

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of March 31, 2022 and 2021, members with repeat loans comprised 73% and 76%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.*

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

Many of our current or potential competitors have significantly more financial, technical, marketing, access to low-cost capital, and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. To the extent new entrants gain market share, the use of our products and services would decline. Our long-

term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and financial technology products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business will be materially and adversely affected.

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

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 9, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. Further, current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

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
We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 82% of our total assets and our asset-backed notes represented 68% of our total liabilities as of March 31, 2022. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.

We earn over 85% of our revenue from interest payments on the loans we make to our members. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to members and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our members and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. We have capped the APR for newly originated loans at 36% since August 2020. The interest rates we charge to our members and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our members, product mix, competition and regulatory limitations.

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Interest rate changes may require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations. In a rising interest rate environment, the fair value of our loans receivable held for investment decreases, which decreases Net Revenue. In addition, increasing interest rates also decrease the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset- backed notes are different, the respective changes in fair value did not fully offset each other resulting in a negative impact on Net Revenue. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

Our ability to adequately service our loans is dependent on our ability to grow and appropriately train our customer service and collections staff, our ability to expand our servicing capabilities as the number of our loans increase, our ability to contact our members when they default, and our ability to leverage technologies to service and collect amounts owed with respect to loans. Additionally, our customer service and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. Since the onset of the pandemic, we have moved the majority of our contact center staff to remote working environments and continue to operate the contact centers in this manner. If a significant percentage of our contact center workforce is unable to work because of illness, quarantines, ineffective remote work environments or technology, utility, or other failures or limitations, our ability to collect payment may be adversely affected.

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

We incorporate our estimate of lifetime loan losses in our measurement of fair value for our loans receivable held for investment. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. Given the unprecedented nature of the COVID-19 pandemic and its impact on the economy, the amount of subjective assessment and judgment applied to develop our forecasts has increased materially, since no directly corresponding historical data set exists. Our methodology for establishing our fair value is based on the guidance in Accounting Standards Codification, 820 and 825, and, in part, on our historic loss experience. If member behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our estimate of lifetime loan losses, the fair value may be reduced for our Loans Receivable at Fair Value, which will decrease Net Revenue. Our calculations of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our calculations of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our loss estimates or our calculations of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate the availability of debt financings to us.

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
•net charge-off rates;
•adjustments to the fair value of our loans receivable held for investment and our asset-backed notes;
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

The ongoing COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.*

The COVID-19 pandemic and health and safety measures taken by governments and private industry in response to the pandemic significantly impacted worldwide economic activity and continue to create economic uncertainty. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations, and financial condition will depend on future developments that continue to be highly uncertain and difficult to predict, including the scope and duration of the pandemic, resurgence of infection rates from COVID-19 (including its variant strains), and timing of the global recovery. Additionally, if any of our critical vendors are adversely impacted by the COVID-19 pandemic and unable to deliver services to us, our operations may be adversely impacted.

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.*

Uncertainty and negative trends in general economic conditions in the United States and abroad have historically created a difficult operating environment for our business and can negatively impact demand for our products and services. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, demand for our products and services, the quality of our loan portfolio, and/or affect our members’ willingness or capacity to make payments on their loans with us. Such factors may also result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments or lending decisions. These factors include: general economic conditions, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, significant tightening of credit markets, and interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. Our business was adversely impacted by the COVID-19 pandemic and we recorded a net loss of $45.1 million for the year ended December 31, 2020. We also experienced net losses prior to 2017. As our business grows and we increase our product and service offerings, we intend to continue to expend significant funds, and we may not be able to generate sufficient revenue to offset our higher operating expenses.

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

Third parties have, and we expect that they will likely continue to attempt to commit fraud by, among other things, fraudulently obtaining loans or creating fictitious accounts using stolen identities or personal information and making transactions with stolen financial instruments. Third parties may also seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous monitoring and enhancements, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be materially adversely impacted.

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

Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.*

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

While we regularly monitor data flow inside and outside the company, techniques used to obtain unauthorized access or to sabotage systems change frequently and are difficult to detect. As a result, we, our third-party hosting facilities and other service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, IT security, and fraud concerns arising from the increased electronic transfer and other online activity. Any event that leads, or is believed to have led, to unauthorized access, to, or use, access, loss, corruption, disclosure or other processing of personal information, including but not limited to personal information regarding our members, potential members, loan applicants, and employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us, and result in significant legal and financial exposure and/or reputational harm. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security breaches or incidents or other inappropriate access events that result in the unauthorized access, release or transfer of personal or sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others and could cause third parties, to lose trust or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations, which could harm our business and prospects.

We also face indirect technology, cybersecurity and operational risks relating to the members, clients and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. The establishment of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners' information technology infrastructure, and the sharing between us of confidential member information. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode public confidence, negatively affect our ability to attract new members, or subject us to third-party claims, lawsuits, regulatory investigations, proceedings, fines or other action or liability. Also, due to the geopolitical unrest associated with Russia’s invasion of Ukraine, we and our service providers may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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

As of March 31, 2022, 46.1%, 26.1%, 8.0% and 5.4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential members and third parties with whom we do business. There is a risk that our employees could be accused of or engage in misconduct that adversely affects our business, including fraud, redirection, misappropriation of member funds, improper execution of loan transactions, embezzlement and theft, disclosure of personal and business information and the failure to follow protocol when interacting with members that could lead us to suffer direct losses from the activity as well as serious reputational harm. Employee misconduct could also lead to regulatory sanctions and prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could harm our reputation and our business.

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of March 31, 2022, we had 1,583 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia, Jamaica, and the Philippines, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of March 31, 2022, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 763 full-time equivalents in Colombia, Jamaica, Philippines and India. These international activities are subject to inherent risks that are beyond our control, including:

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

Our credit risk models, A.I. capabilities, and internal systems rely on internally developed software that is highly technical and complex. In addition, our models, A.I. capabilities, and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or other defects. Some errors may only be discovered after the code has been released for external or internal use. Errors, bugs or other defects within the software on which we rely may result in a negative experience for our members, result in errors or compromise our ability to protect member data or our intellectual property. Specifically, any defect in our credit risk models could result in the approval of unacceptably risky loans. Such defects could also result in harm to our reputation, loss of members, loss of revenue, adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, challenges in raising debt or equity, or liability for damages, any of which could adversely affect our business and results of operations.

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

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.*

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. In recent publications, the CFPB has indicated that the agency is significantly increasing its oversight and scrutiny over consumer finance and on April 25, 2022, the CFPB announced that it was invoking a previously unused legal provision to examine nonbank financial companies that pose risk to consumers, subject to a 30-day comment period. While historically, we have not been subject to CFPB examination and supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward.

In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the credit products we offer. The CFPB also may issue requests for public input in certain areas of concern that may lead to increased regulatory scrutiny on us, our products and consumer finance industry. For example, in March 2022, it requested public input on fees for financial products and has indicated that it plans to ramp up enforcement actions against lenders that illegally charge credit card late-payment fees and may rewrite its rules that set thresholds for such fees. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine that we were engaging in activities that pose risks to consumers.

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

In addition, an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships including our acquisition of Digit could lead to increased complexity around our compliance obligations with respect to privacy, data protection and information security laws or regulations. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems, products or services or require changes to our business practices or policies relating to privacy, data protection, or information security. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection and information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations. For example, on April 21, 2021, the United States Court of Appeals for the Eleventh Circuit issued an opinion in Hunstein v. Preferred Collection and Management Services, Inc., holding that a debt collector’s transmittal of the plaintiff’s personal information to the vendor used to generate and send collection letters violated the FDCPA provision which generally prohibits a debt collector from communicating with anyone other than the debtor in connection with the collection of any debt without the debtor’s consent. The Hunstein case resulted in a significant amount of litigation against debt collectors and creditors collecting their own debt. A bench hearing was held in February 2022 and the Eleventh Circuit court has not yet issued a decision. Depending on the outcome of the hearing, we could determine that changes to our business practices, policies, and procedures are necessary, including the arrangements we have in place with certain of our third-party vendors that require us to share consumer information. These changes could adversely affect our ability to collect and as a result, our results of operations and financial condition could be negatively impacted.

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

We have in the past incurred, and expect to continue to incur, substantial debt to fund our loan activities. We depend on securitization transactions, warehouse facilities, whole loan and structured loan sales and other forms of debt financing in order to finance the growth of our business and the origination of most of the loans we make to our members. The incurrence of debt could have a variety of negative effects, including:

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

In addition, some of our credit facilities currently utilize a floating rate of interest linked to LIBOR. In July 2017, the U.K. announced the discontinuation of LIBOR which could result in interest rate increases under our credit facilities and could adversely affect our results of operations.

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.*

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitization, revolving debt facilities (including the Secured Financing facilities) and whole loan sale facilities. If we are unable to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders, this could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For example, our securitizations contain collateral performance threshold triggers related to the three-month average annualized gross charge-off or net charge-off rate which, if exceeded, would lead to early amortization. To support our collateral requirements under our financing agreements, we use a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our back-up servicer or another successor servicer. If we are replaced as servicer to these loans, there is no guarantee that the back-up services will be adequate. Any disruptions in services may cause the inability to collect and process repayments. For more information on covenants, requirements and events, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Our securitizations and loan sales may expose us to certain risks, and we can provide no assurance that we will be able to conduct such transactions in the future, which may require us to seek more costly financing.

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

If it is not possible or economical for us to securitize our loans in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may not be available on commercially reasonable terms, or at all. If the cost of such alternative financing were to be higher than our securitizations, we would likely reduce the fair value of our loans receivable held for investment, which would negatively impact our results of operations.

The gain on sale generated by our whole loan sales or structured loan sales and servicing fees earned on sold loans represents a significant source of our earnings. Demand for our loans at the current premiums may be impacted by factors outside our control, including availability of loan pools, demand by investors for loan assets and attractiveness of returns offered by competing investment alternatives offered by other loan originators with more attractive characteristics than our loan pools and loan purchaser interest. In March 2022, we participated in a securitization through which we issued amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans and may do additional structured loan sales in the future. See Note 5 ,Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. If we are unable to sell additional loans or obtain other financing, our revenue and liquidity may be negatively impacted and we may not be able to grow our business as planned and we may have to further curtail our originations.

Our results of operations are affected by our ability to sell our loans for a premium over their net book value. Potential loan purchasers might reduce the premiums they are willing to pay, or even require a discount to principal balance, for the loans that they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans we sell under any future whole loan sale program would likely result in a reduction in the fair value of our Loans Receivable at Fair Value, which would negatively impact our results of operations. Any sustained decline in demand for our loans or increase in delinquencies, defaults or foreclosures may reduce the price we receive on future loan sales below our loan origination cost.

General Risk Factors

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 9,531,534 shares for issuance under our 2019 Equity Incentive Plan, 1,593,052 shares for issuance under our 2019 Employee Stock Purchase Plan, and 655,000 shares for issuance under our 2021 Inducement Equity Incentive Plan, each subject to adjustment in certain events. Any common stock that we issue, including under our 2019 Equity Incentive Plan, our 2019 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, certain non-recurring charges, origination fees for Loans Receivable at Fair Value, net and fair value mark-to-market adjustments
Acquisition Financing	Asset-backed floating rate variable funding note and asset-backed residual certificate secured by certain residual cash flows of the Company's securitizations. The Acquisition Financing was used to fund the cash consideration for the Digit acquisition
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss) adjusted to exclude income tax expense (benefit), stock-based compensation expense, and certain non-recurring charges
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by average total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specified period, including amounts originated by us through our Lending as a Service partners or under our bank partnership programs. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Members
Members include borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who have signed-up to use or are using any of our Digit Savings, Digit Direct, Digit Investing and/or Digit Retirement products

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards

Term or Abbreviation	Definition
Products	Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer as a result of our acquisition of Digit, including Digit Savings, Digit Direct, Digit Investing and Digit Retirement, that our Members use or have signed-up to use
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the VFN facility which was collateralized by unsecured personal loans, terminated September 8, 2021 and replaced with the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Variable Funding Note Warehouse (or "VFN")	Asset-backed revolving debt facility, collateralized by unsecured personal loans, terminated on September 8, 2021. Formerly defined solely as "Secured Financing" on the Consolidated Balance Sheets
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Oportun Financial Corporation 2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-26196	4.3	1/3/2022
10.2.1¥	Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.					x
10.2.2¥	Series 2022-1 Supplement to Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

+ Management contract or compensatory plan.

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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2022	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)