Form 10-Q
period 2022-09-30
Oportun Financial Corp
filed 2022-11-08
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of November 2, 2022 was 33,192,703.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$175,857	$130,959
Restricted cash	96,350	62,001
Loans receivable at fair value	2,991,334	2,386,807
Interest and fees receivable, net	30,605	20,916
Capitalized software and other intangibles, net	139,069	131,181
Goodwill	—	104,014
Right of use assets - operating	32,080	38,403
Other assets	74,699	72,344
Total assets	$3,539,994	$2,946,625

Liabilities and stockholders' equity
Liabilities
Secured financing	$365,147	$393,889
Asset-backed notes at fair value	2,238,331	1,651,706
Acquisition and corporate financing	241,838	114,092
Lease liabilities	40,149	47,699
Other liabilities	105,416	135,358
Total liabilities	2,990,881	2,342,744
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 33,460,161 shares issued and 33,188,138 shares outstanding at September 30, 2022; 32,276,419 shares issued and 32,004,396 shares outstanding at December 31, 2021	7	6
Common stock, additional paid-in capital	540,890	526,338
Retained earnings	14,525	83,846
Treasury stock at cost, 272,023 shares at September 30, 2022 and December 31, 2021	(6,309)	(6,309)
Total stockholders’ equity	549,113	603,881
Total liabilities and stockholders' equity	$3,539,994	$2,946,625
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Interest income	$232,115	$145,444	$632,007	$401,224
Non-interest income	17,961	13,640	58,591	31,427
Total revenue	250,076	159,084	690,598	432,651
Less:
Interest expense	26,671	10,574	57,452	36,241
Net decrease in fair value	(76,422)	(8,987)	(135,935)	(26,457)
Net revenue	146,983	139,523	497,211	369,953

Operating expenses:
Technology and facilities	56,113	34,226	158,090	100,274
Sales and marketing	21,781	32,102	88,690	79,743
Personnel	39,959	29,039	114,514	84,412
Outsourcing and professional fees	18,620	13,348	50,112	40,762
General, administrative and other	14,401	2,686	44,698	22,862
Goodwill impairment	108,472	—	108,472	—
Total operating expenses	259,346	111,401	564,576	328,053

Income (loss) before taxes	(112,363)	28,122	(67,365)	41,900
Income tax expense (benefit)	(6,536)	5,143	1,956	8,652
Net income (loss)	$(105,827)	$22,979	$(69,321)	$33,248

Net income (loss) attributable to common stockholders	$(105,827)	$22,979	$(69,321)	$33,248

Share data:
Earnings (loss) per share:
Basic	$(3.21)	$0.82	$(2.12)	$1.19
Diluted	$(3.21)	$0.75	$(2.12)	$1.11
Weighted average common shares outstanding:
Basic	33,010,107	28,167,686	32,688,988	27,982,273
Diluted	33,010,107	30,503,773	32,688,988	30,059,675
Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2022	32,004,396	$6	$526,338	$83,846	$(6,309)	$603,881
Issuance of common stock upon exercise of stock options	505,945	1	(4,749)	—	—	(4,748)
Stock-based compensation expense	—	—	7,467	—	—	7,467
Vesting of restricted stock units, net of shares withheld	296,552	—	(2,327)	—	—	(2,327)
Net income	—	—	—	45,663	—	45,663
Balance – March 31, 2022	32,806,893	$7	$526,729	$129,509	$(6,309)	$649,936

Issuance of common stock upon exercise of stock options	32,345	—	78	—	—	78
Repurchase of stock options	(2,706)	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	7,642	—	—	7,642
Vesting of restricted stock units, net of shares withheld	63,064	—	(273)	—	—	(273)
Net loss	—	—	—	(9,157)	—	(9,157)
Balance – June 30, 2022	32,899,596	$7	$534,148	$120,352	$(6,309)	$648,198

Issuance of common stock upon exercise of stock options	5,261	—	29	—	—	29
Stock-based compensation expense	—	—	7,666	—	—	7,666
Vesting of restricted stock units, net of shares withheld	283,281	—	(953)	—	—	(953)
Net loss	—	—	—	(105,827)	—	(105,827)
Balance – September 30, 2022	33,188,138	$7	$540,890	$14,525	$(6,309)	$549,113

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2021
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2021	27,679,263	$6	$436,499	$36,432	$(6,309)	$466,628
Issuance of common stock upon exercise of stock options	33,526	—	307	—	—	307
Stock-based compensation expense	—	—	5,088	—	—	5,088
Vesting of restricted stock units, net	261,794	—	(2,794)	—	—	(2,794)
Net income	—	—	—	3,019	—	3,019
Balance – March 31, 2021	27,974,583	$6	$439,100	$39,451	$(6,309)	$472,248

Issuance of common stock upon exercise of stock options	10,114	—	159	—	—	159
Stock-based compensation expense	—	—	5,366	—	—	5,366
Vesting of restricted stock units, net	49,227	—	(442)	—	—	(442)
Net income	—	—	—	7,250	—	7,250
Balance – June 30, 2021	28,033,924	$6	$444,183	$46,701	$(6,309)	$484,581

Issuance of common stock upon exercise of stock options	139,096	—	2,140	—	—	2,140
Stock-based compensation expense	—	—	4,868	—	—	4,868
Vesting of restricted stock units, net	211,902	—	(2,977)	—	—	(2,977)
Net income	—	—	—	22,979	—	22,979
Balance – September 30, 2021	28,384,922	$6	$448,214	$69,680	$(6,309)	$511,591

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(69,321)	$33,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,624	20,390
Goodwill impairment	108,472	—
Fair value adjustment, net	135,935	26,457
Origination fees for loans receivable at fair value, net	(17,699)	(9,070)
Gain on loan sales	(5,708)	(17,083)
Stock-based compensation expense	20,752	14,542
Other, net	32,183	37,609
Originations of loans sold and held for sale	(50,643)	(136,285)
Proceeds from sale of loans	56,800	151,924
Changes in other assets and other liabilities	(86,052)	(18,004)
Net cash provided by operating activities	159,343	103,728
Cash flows from investing activities
Originations of loans	(2,178,675)	(1,113,515)
Proceeds from loan sales originated as held for investment	247,943	—
Repayments of loan principal	1,055,113	817,843
Capitalization of system development costs	(36,824)	(18,508)
Other, net	(3,434)	(2,561)
Net cash used in investing activities	(915,877)	(316,741)
Cash flows from financing activities
Borrowings under secured financing	1,687,050	895,535
Borrowings under asset-backed notes, acquisition and corporate financing	967,761	867,251
Repayments of secured financing	(1,717,050)	(615,994)
Repayments of asset-backed notes, acquisition and corporate financing	(87,253)	(875,007)
Payments of deferred financing costs	(6,503)	—
Net payments related to stock-based activities	(8,224)	(3,607)
Net cash provided by financing activities	835,781	268,178
Net increase in cash and cash equivalents and restricted cash	79,247	55,165
Cash and cash equivalents and restricted cash, beginning of period	192,960	168,590
Cash and cash equivalents and restricted cash, end of period	$272,207	$223,755

Supplemental disclosure of cash flow information
Cash and cash equivalents	$175,857	$168,407
Restricted cash	96,350	55,348
Total cash and cash equivalents and restricted cash	$272,207	$223,755

Cash paid for income taxes, net of refunds	$(3,944)	$2,048
Cash paid for interest	$51,509	$36,582
Cash paid for amounts included in the measurement of operating lease liabilities	$7,772	$13,802
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$2,831	$6,677
Non-cash investments in capitalized assets	$2,577	$1,960
Non-cash financing activities	$2,325	$1,121
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

1.	Organization and Description of Business

Oportun is a financial technology company and digital banking platform driven by its mission to provide inclusive, affordable financial services that empower its members to build a better future. Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the "Company") takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. With its acquisition of Hello Digit, Inc. ("Digit") on December 22, 2021, the Company can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. The Company's credit products include personal loans, secured personal loans and credit cards. The Company's digital banking products include automated savings, digital banking, long-term investing and retirement savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net income (loss)	$(105,827)	$22,979	$(69,321)	$33,248
Net income (loss) attributable to common stockholders	$(105,827)	$22,979	$(69,321)	$33,248

Basic weighted-average common shares outstanding	33,010,107	28,167,686	32,688,988	27,982,273
Weighted average effect of dilutive securities:
Stock options	—	1,451,687	—	1,351,288
Restricted stock units	—	884,400	—	726,114
Diluted weighted-average common shares outstanding	33,010,107	30,503,773	32,688,988	30,059,675

Earnings (loss) per share:
Basic	$(3.21)	$0.82	$(2.12)	$1.19
Diluted	$(3.21)	$0.75	$(2.12)	$1.11

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	3,456,494	1,597,130	3,596,792	2,229,446
Restricted stock units	4,696,244	—	4,285,771	15,102
Total anti-dilutive common share equivalents	8,152,738	1,597,130	7,882,563	2,244,548

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2022	2021
Consolidated VIE assets
Restricted cash	$82,712	$41,803
Loans receivable at fair value	2,924,567	2,267,205
Interest and fee receivable	29,748	19,869
Total VIE assets	3,037,027	2,328,877
Consolidated VIE liabilities
Secured financing (1)	368,000	398,000
Asset-backed notes at fair value	2,238,331	1,651,706
Acquisition financing (1)	104,764	116,000
Total VIE liabilities	$2,711,095	$2,165,706
(1) Amounts exclude deferred financing costs. See Note 9, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Structured Loan Sales - On March 31, 2022, the Company participated in a securitization whereby the Company and funds managed by Ellington Management Group both contributed collateral and were co-sponsors of the transaction, which totaled $400.0 million in issued asset-backed notes. As part of the securitization, the Company sold loans to OPTN Funding Grantor Trust 2022-1 ("Grantor Trust") through the issuance of amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans. The Company also sold its share of the residual interest in the pool (collectively referred to as the "2022-1 transaction"). The Company's continued involvement in the unconsolidated VIEs is in the form of servicer of these loans. The Company does not have variable interest in the Grantor Trust or the issuer established for this transaction. The sold loans were accounted for under the fair value option and had an aggregate unpaid principal balance of approximately $227.6 million, a cumulative fair value mark of $15.9 million and unpaid interest of $1.5 million. The Company received $245.0 million of net proceeds and by selling both its notes and residual interest, the Company derecognized these loans from its Consolidated Balance Sheets.

Other Loan Sales - The Company enters into agreements to sell certain populations of its loans from time to time. The sold loans were accounted for under the fair value option. In April 2022, the Company sold loans that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $16.3 million, and a cumulative fair value mark of $(14.1) million. The Company received $2.2 million of net proceeds (the "Q2 2022 Loan Sale"). During the third quarter of 2022, the Company sold loans that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $22.2 million and a cumulative fair value mark of $(21.1) million. The Company received $0.7 million of net proceeds and has recorded a receivable of $0.4 million in Other assets on the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 (the "Q3 2022 Loan Sales"). The loan sales qualified for sale accounting treatment and the Company derecognized these loans from its Consolidated Balance Sheets at the end of the quarter in which the loans were sold.

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

The originations of loans sold and held for sale during the three months ended September 30, 2022 was insignificant. Servicing revenue during the same time period was $5.3 million. The gain on sale recorded during the three months ended September 30, 2022 was insignificant as a result of our whole loan sale agreement expiring on March 4, 2022. The originations of loans sold and held for sale during the three months ended September 30, 2021 was $61.3 million and the Company recorded a gain on sale of $7.3 million and servicing revenue of $3.3 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2022 related to our loan sale program was $50.6 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $15.5 million. The originations of loans sold and held for sale during the nine months ended September 30, 2021 was $136.3 million and the Company recorded a gain on sale of $17.1 million and servicing revenue of $9.3 million.

6.	Acquisition

On December 22, 2021, the Company completed its acquisition of Hello Digit, Inc. (or "Digit"). Digit is a digital banking platform that provides automated savings, banking and investing tools. Digit members can keep and integrate their existing bank accounts into the platform, or they can make Digit their primary banking relationship by opening new accounts via Digit’s bank partner. By acquiring Digit, Oportun further expanded its A.I. and digital banking capabilities, adding to its services to provide its members a holistic offering built to address their financial needs. The total consideration the Company provided for Digit, which consisted of cash and equity, was approximately $205.3 million.

The Company recognized acquisition and integration related costs of approximately $8.1 million in the three months ended September 30, 2022 and $22.4 million in the nine months ended September 30, 2022 which are included in the General, administrative and other expense in the Condensed Consolidated Statements of Operations (Unaudited).

7.	Capitalized Software, Other Intangibles and Goodwill

Capitalized software, net consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Capitalized software, net:
System development costs	$122,998	$84,550
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(70,104)	(45,433)
Total capitalized software, net	$101,394	$87,617

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended September 30, 2022 and 2021 was $9.0 million and $4.4 million, respectively. System development costs capitalized in the three months ended September 30, 2022 and 2021 were $13.8 million and $7.5 million, respectively.

Amortization of system development costs and acquired developed technology for nine months ended September 30, 2022 and 2021 was $24.7 million and $11.7 million, respectively. System development costs capitalized in the nine months ended September 30, 2022 and 2021 were $39.2 million and $19.9 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Digit on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	6,426	6,364
Other	3,000	3,000
Less: Accumulated amortization	(6,251)	(300)
Total intangible assets, net	$37,675	$43,564

Amortization of intangible assets for the three months ended September 30, 2022 was $2.0 million. There were no intangible assets subject to amortization for the three months ended September 30, 2021.

Amortization of intangible assets for the nine months ended September 30, 2022 was $6.0 million. There were no intangible assets subject to amortization for the nine months ended September 30, 2021.

Expected future amortization expense for intangible assets as of September 30, 2022 is as follows:

(in thousands)	Fiscal Years
2022 (remaining three months)	$(1,998)
2023	(7,950)
2024	(7,798)
2025	(4,929)
2026	(4,929)
2027	(4,929)
Thereafter	(4,780)
Total	$(37,313)

Goodwill

The Company recorded goodwill of $104.0 million arising from the acquisition of Digit on December 22, 2021. The Company recorded increases to goodwill of $4.3 million and $4.5 million, during the three and nine months ended September 30, 2022, respectively, as part of the twelve-month measurement period. These increases were primarily due to changes in deferred taxes resulting from the filing of Digit's pre-acquisition tax returns.

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. The Company performs impairment tests related to its goodwill on an annual basis or when certain triggering events or circumstances are identified that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount.

In response to a sustained decline in the Company’s share price primarily driven by macroeconomic conditions, the Company conducted a quantitative test of its goodwill as of September 30, 2022. The Company considered the income approach, the guideline public company multiples approach and the market approach in determining a fair value for the Company which was determined to be the only reporting unit for purposes of testing the goodwill. Given the uncertain macroeconomic environment there was a wide range of indications of fair value across the approaches. Although the corresponding value was the lowest in the range, the Company utilized the market approach because it was based on market observable inputs. The market approach estimates fair value using the market capitalization of the Company as a basis.

As of September 30, 2022, the market capitalization plus the estimated control premium was less than the carrying value of the Company. As a result, the Company recognized a non-cash pre-tax impairment charge of $108.5 million during the three and nine months ended September 30, 2022 to write down the carrying value of goodwill. The non-cash impairment charge is included in Goodwill impairment in the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022. There were no goodwill impairment charges during the three and nine months ended September 30, 2021 because the Company did not have a goodwill balance as of September 30, 2021.

The following table represents the changes in goodwill since December 31, 2021:

(in thousands)	Goodwill
Balance as of December 31, 2021	$104,014
Measurement adjustments during period	4,458
Impairment	(108,472)
Balance as of September 30, 2022	$—

8.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Fixed assets
Total fixed assets	$45,794	$44,100
Less: Accumulated depreciation	(36,352)	(34,185)
Total fixed assets, net	$9,442	$9,915

Other Assets
Loans held for sale	42	491
Prepaid expenses	25,057	25,355
Deferred tax assets	1,869	3,923
Current tax assets	17,978	13,330
Other	20,311	19,330
Total other assets	$74,699	$72,344

Fixed Assets

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $1.3 million and $1.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 it was $3.8 million, and $8.7 million, respectively.

9.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

				September 30, 2022	December 31, 2021
Variable Interest Entity	Facility Amount	Maturity Date (1)	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$150,000	December 1, 2023	Variable (1)	$76,456	$40,108
Oportun PLW Trust	600,000	September 1, 2024	LIBOR (minimum of 0.00%) + 2.17%	288,691	353,781
Total secured financing	$750,000			$365,147	$393,889
(1) The interest rate on the Secured Financing - CCW facility is LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance.

The following table presents information regarding asset-backed notes:

	September 30, 2022
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance(2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-2)	$400,000	$410,212	$370,417	$401,227	6.92%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	385,560	414,425	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	440,585	519,928	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	444,519	520,100	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	347,743	390,433	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	249,507	287,753	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,454,412	$2,523,694	$2,238,331	$2,533,866

	December 31, 2021
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$497,774	$525,436	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	498,487	521,174	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	374,363	391,325	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	281,082	299,310	3.46%	3 years
Total asset-backed notes recorded at fair value	$1,654,412	$1,703,271	$1,651,706	$1,737,245
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of September 30, 2022. The weighted average interest rate for Series 2022-2 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2019-A ended on August 1, 2022 and the asset-backed notes have been amortizing since then. Series 2022-2 is an amortizing deal with no revolving period.

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				September 30, 2022	December 31, 2021
Entity	Original Balance (1)	Maturity Date	Interest Rate (2)	Balance	Balance
(in thousands)
Oportun Financial Corporation	$150,000	September 14, 2026	SOFR (minimum of 0.00% + 9.00%	$141,701	$—
Oportun RF, LLC	116,000	October 1, 2024	SOFR (minimum of 0.00%) + 8.00%	100,137	114,092
Total acquisition and corporate financing	$266,000			$241,838	$114,092
(1) The Acquisition Financing Facility (Oportun RF, LLC) was amended on May 24, 2022 and upsized for an additional $20.9 million and was amended again on July 28, 2022 and upsized for an additional $9.1 million.
(2) The interest rate on the Acquisition Financing Facility (Oportun RF, LLC) was LIBOR (minimum of 0.00%) plus 8.00% as of December 31, 2021.

On May 24, 2022 the Company completed the issuance of $400.0 million of two-year asset-backed notes in a private asset-backed securitization secured by a pool of its unsecured and secured personal installment loans (the “2022-A Securitization”). The 2022-A Securitization included four classes of fixed rate notes: Class A, Class B, Class C and Class D notes. The Class A, Class B and Class C notes were priced with a weighted average yield of 5.68% per annum. The Class D notes were initially retained by an affiliate of the Company and subsequently sold to third parties on July 28, 2022.

Also on May 24, 2022, pursuant to an amended indenture, Oportun RF, LLC, a wholly owned subsidiary of the Company issued an additional $20.9 million asset-backed floating rate variable funding note, and an asset-backed residual certificate, both of which were initially secured by Class D Notes and residual cash flows from the Company's 2022-A Securitization and guaranteed by Oportun, Inc. The amendment also replaced the Acquisition Financing interest rate based on LIBOR with an interest rate based on the secured overnight financing rate (“SOFR”). The notes bear interest at a rate of SOFR plus 8.00%. The amendment did not modify the maturity date of the Acquisition Financing facility, it is still scheduled to pay down based on an amortization schedule with a final payment in October 2024. On July 28, 2022, Oportun RF, LLC further amended the indenture to incorporate the transfer of certain residual certificates and notes from and to Oportun RF, LLC and increasing the size of the Acquisition Financing facility to $119.5 million.

On July 22, 2022 the Company completed the issuance of $400.0 million of Series 2022-2 fixed rate asset-backed notes in a private asset-backed securitization transaction secured by a pool of unsecured and secured installment loans. The notes were priced with a weighted average yield of 8.00% per annum and weighted average interest rate over the term of the transaction of 7.77% per annum.

On September 14, 2022, the Company entered into a credit agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan is subject to a prepayment premium. The obligations under the credit agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

On November 3, 2022, the Company completed the issuance of $300 million of Series 2022-3 fixed rate asset-backed notes in a private asset-backed securitization transaction secured by a pool of unsecured and secured installment loans. The notes were priced with a weighted average yield of 10.94% per annum and weighted average interest rate of 9.51% per annum.

As of September 30, 2022, and December 31, 2021, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

10.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Accounts payable	$3,470	$8,343
Accrued compensation	11,300	36,417
Accrued expenses	30,332	36,464
Accrued interest	7,842	3,276
Amount due to whole loan buyer	2,585	14,062
Deferred tax liabilities	39,568	28,424
Current tax liabilities and other	10,319	8,372
Total other liabilities	$105,416	$135,358

11.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2022 or December 31, 2021.

Common Stock - As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022, 33,460,161 and 33,188,138 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2021, 32,276,419 and 32,004,396 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

12.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited), net of amounts capitalized to system development costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Technology and facilities	$1,739	$736	$5,175	$2,231
Sales and marketing	37	36	106	105
Personnel	5,274	3,826	15,471	12,206
Total stock-based compensation (1)	$7,050	$4,598	$20,752	$14,542
(1) Amounts shown are net of $0.6 million and $2.0 million of capitalized stock-based compensation for the three and nine months ended September 30, 2022, respectively, and net of $0.3 million and $0.8 million of capitalized stock-based compensation for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, and December 31, 2021, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was $7.2 million and $6.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.7 years and 2.2 years, respectively. As of September 30, 2022 and December 31, 2021, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was $58.5 million and $54.1 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.9 years and 2.6 years, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The total income tax expense recognized in the income statement for stock-based compensation arrangements for the three and nine months ended September 30, 2022 was $1.4 million and $2.4 million, respectively. The total income tax expense recognized in the income statement for stock-based compensation arrangements for the three and nine months ended September 30, 2021 was $0.3 million and $0.2 million, respectively.

13.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income
Interest on loans	$226,103	$143,582	$615,394	$396,544
Fees on loans	6,012	1,862	16,613	4,680
Total interest income	232,115	145,444	632,007	401,224

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Non-interest income
Gain (loss) on loan sales	$(6)	$7,328	$5,708	$17,083
Servicing fees	5,266	3,250	15,544	9,291
Other income	12,701	3,062	37,339	5,053
Total non-interest income	$17,961	$13,640	$58,591	$31,427

14.	Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and nine months ended September 30, 2022, the Company recorded income tax expense (benefit) of $(6.5) million and $2.0 million, respectively, related to continuing operations, representing an effective income tax rate of 5.8% and (2.9)%, respectively. Income tax expense for the three and nine months ended September 30, 2021 was $5.1 million and $8.7 million, respectively, representing an effective income tax rate of 18.3% and 20.7%, respectively.

Income tax expense decreased by $11.7 million or 227%, from $5.1 million for the three months ended September 30, 2021 to $6.5 million benefit for the three months ended September 30, 2022, primarily resulting from having lower pretax income and discrete tax benefits for the three months ended September 30, 2022. Income tax expense decreased by $6.7 million or 77%, from $8.7 million for the nine months ended September 30, 2021 to $2.0 million for the nine months ended September 30, 2022, primarily as a result of the discrete tax benefit of the return-to-provision adjustments for the nine months ended September 30, 2022. The Company's effective tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the statutory tax rates primarily due to the impacts of the non-deductible goodwill impairment, return-to-provision adjustments associated with tax optimization and planning, a one-time exercise of stock-based awards, and research and development tax credits.

15.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2022		December 31, 2021
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable	$2,969,656	$2,991,334	$2,272,864	$2,386,807
Liabilities
Asset-backed notes	2,408,362	2,238,331	1,654,412	1,651,706

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

	September 30, 2022			December 31, 2021
	Minimum	Maximum	Weighted Average (3)	Minimum	Maximum	Weighted Average
Remaining cumulative charge-offs (1)	5.02%	51.04%	11.67%	6.75%	51.86%	9.60%
Remaining cumulative prepayments (1)(2)	—	39.05%	31.08%	—	44.25%	32.47%
Principal payment rate (1)(2)	—%	—%	15.83%	—%	—%	18.07%
Average life (years)	0.11	1.51	0.92	0.22	1.51	0.86
Discount rate	10.10%	12.11%	10.19%	6.90%	8.35%	6.94%
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

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the nine months ended September 30, 2022 and 2021. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company tested the fair value models by comparing modeled cash flows to historical loan performance to ensure that the models were complete, accurate and reasonable for the Company’s use. The Company also engaged a third party to create an independent fair value estimate for substantially all Loans Receivable at Fair Value, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior. Their model generates expected cash flows which were then aggregated and compared to the Company’s actual cash flows within an acceptable range.

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

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance – beginning of period	$2,854,594	$1,726,914	$2,386,807	$1,696,526
Principal disbursements	710,002	578,084	2,429,837	1,266,556
Principal payments from customers	(453,054)	(317,489)	(1,525,126)	(941,747)
Gross charge-offs	(79,485)	(29,096)	(207,919)	(102,293)
Net increase (decrease) in fair value	(40,723)	12,962	(92,265)	52,333
Balance – end of period	$2,991,334	$1,971,375	$2,991,334	$1,971,375

As of September 30, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $7.0 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $39.2 million. As of December 31, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.5 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $20.7 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2022
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$175,857	$175,857	$175,857	$—	$—
Restricted cash	96,350	96,350	96,350	—	—
Liabilities
Accounts payable	3,470	3,470	3,470	—	—
Secured financing (Note 9)	368,000	359,406	—	359,406	—
Acquisition and corporate financing (Note 9)	254,764	250,997	—	250,997	—

	December 31, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130,959	$130,959	$130,959	$—	$—
Restricted cash	62,001	62,001	62,001	—	—
Loans held for sale (Note 5)	491	547	—	—	547
Liabilities
Accounts payable	8,343	8,343	8,343	—	—
Secured financing (Note 9)	398,000	396,081	—	396,081	—
Acquisition and corporate financing (Note 9)	116,000	116,000	—	116,000	—

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
•Secured financing and acquisition and corporate financing ‑ The fair values of the secured financing and acquisition and corporate financing facilities have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.

There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021.

16.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

During the first quarter of 2022, we made the decision to close an additional 27 retail locations in April 2022. These activities were substantially complete through the second quarter of 2022 and as such we incurred no additional expenses related to the accelerated amortization of right of use assets for the three months ended September 30, 2022. We incurred in $1.4 million in expenses related to the accelerated amortization of right of use assets for the nine months ended September 30, 2022.

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

As of September 30, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2022 (remaining three months)	$3,721
2023	13,678
2024	11,700
2025	9,713
2026	3,705
2027	812
Thereafter	14
Total lease payments	43,343
Imputed interest	(3,194)
Total leases	$40,149

Sublease income
Total sublease income	$—

Net lease liabilities	$40,149
Weighted average remaining lease term	3.4 years
Weighted average discount rate	3.97%

As of December 31, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2022	14,927
2023	13,214
2024	11,142
2025	9,238
2026	3,387
Thereafter	706
Total lease payments	52,614
Imputed interest	(4,030)
Total leases	48,584

Sublease income
2022	(896)
2023 and thereafter	—
Total lease payments	(896)
Imputed interest	11
Total sublease income	(885)

Net lease liabilities	47,699
Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.01%

Rental expenses under operating leases for the three and nine months ended September 30, 2022, were $4.2 million, and $14.2 million, respectively, and for the three and nine months ended September 30, 2021, were $4.3 million, and $19.9 million, respectively.

Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2026. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $9.1 million for the remainder of 2022, $23.4 million in 2023, $13.1 million in 2024, $4.8 million in 2025 and $2.0 million in 2026 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. (formerly known as MetaBank, N.A.) on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of September 30, 2022, the Company has a commitment to purchase an additional $0.2 million of program loans based on originations through September 30, 2022.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at September 30, 2022 and December 31, 2021 were $49.9 million and $39.8 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Litigation

Legal Proceedings Resolved in 2021

For legal proceedings resolved in 2021, please refer to Note 16 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K filed on March 1, 2022.

Regulatory Proceedings

On March 3, 2021, the Company received a Civil Investigative Demand (CID) from the CFPB. The stated purpose of the CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have failed to comply with certain federal consumer protection laws over which the CFPB has jurisdiction. The Company received additional information requests related to the CID. The information requests are focused on the Company's legal collection practices from 2019 to 2021 and hardship treatments offered to members during the COVID-19 pandemic. On September 15, 2022, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the staff of the CFPB in connection with the CID, stating that it is considering whether to recommend that the CFPB take legal action against the Company based on alleged violations focused on the Company's failure to timely dismiss certain lawsuits and the hardship treatments offered during the COVID-19 pandemic, including credit reporting related thereto. On October 14, 2022, the Company provided the CFPB with its written response to the NORA letter disputing the allegations. The Company is cooperating fully with the CFPB with respect to this matter and the Company believes that its business practices have been in full compliance with applicable laws. Because the CFPB has broad authority to determine what it views as potentially unfair, deceptive or abusive acts or practices, at this time, the Company is unable to predict the ultimate outcome of this matter.

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID. In connection with such consent order, Digit agreed to implement a redress and compliance plan to pay at least $68,145 in consumer redress to consumers who may have been harmed and paid a $2.7 million civil penalty to the CFPB. The Company had previously established a reserve for the redress and civil penalty in the second quarter of 2022.

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
•the effect of macroeconomic conditions on our business, including the impact of the COVID-19 pandemic, rising interest rates and recession or slowing growth;
•our ability to effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad; and
•our ability to successfully adapt to complex and evolving regulatory environments.

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

Overview

We are a financial technology company and digital banking platform driven by our mission to provide inclusive, affordable financial services that empower our members to build a better future. By intentionally designing our products with our members in mind, we are focused on realizing our vision to deliver a complete set of financial solutions that meet the needs of hardworking people, from borrowing and banking to savings, investing and more. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 16-year lending history, we have extended more than $14.7 billion in responsible credit through more than 6.0 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

With our recent acquisition of Digit, we believe we now have a strong competitive advantage over other fintechs and neobanks. As a combined company, we can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include digital banking, automated savings, long-term investing and retirement savings. Consumers are able to become members and access our products through our digital banking app—the Digit app—and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through over 550 retail locations, which includes 348 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of September 30, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 37 months and 32.1%, respectively. The average loan size for loans we originated during the three months ended September 30, 2022 was $4,414. Our loans do not have prepayment penalties or balloon payments, and typically range in size from $300 to $12,000 with terms of 12 to 60 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of September 30, 2022, we originate unsecured personal loans in 12 states through state licenses and in 30 through our partnership with Pathward, N.A. (formerly known as MetaBank, N.A.).

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $20,000 with terms ranging from 24 to 63 months. The average loan size for secured personal loans we originated during the three months ended September 30, 2022 was $8,107. As of September 30, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 48 months and 28.5%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas, Florida, Arizona and New Jersey and we are in the process of considering expansion into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of September 30, 2022. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of September 30, 2022. The average credit line for credit cards activated during the three months ended September 30, 2022 was $793.

Digital Banking Products

Digit Savings – Our Digit Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Digit's savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make Digit their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015 Digit has helped members save more than $8.5 billion and pay down more than $330.0 million in debt.

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

Digit Investing and Digit Retirement – Our Digit investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocates our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested $60.8 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

The funds in these savings, checking, investing and retirement accounts are owned by Digit members and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. With our Lending as a Service model, our partner markets loans and enters borrower applications into our system and Oportun underwrites, originates, and services the loans. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. In January 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later (“BNPL”) financing options. When deployed, Oportun will be available as a checkout option, through Sezzle, for larger purchases of goods and services on a BNPL basis, which we believe will allow us to reach more new members. We anticipate launching as a Sezzle checkout option before the end of 2022.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 19 bond offerings in the asset-backed securities market, the last 16 of which include tranches that have been rated investment grade. We have issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. On July 22, 2022, we issued $400.0 million of amortizing asset-backed notes. On September 14, 2022, the Company entered into a credit agreement for a $150 million senior secured term loan. The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. On November 3, 2022, we issued $300 million of amortizing asset-backed notes. For additional information, see Note 9, Borrowings of the Notes to the Condensed Consolidated

Financial Statements (Unaudited) included elsewhere in this report.

Through March 4, 2022, we were also party to a whole loan sale program whereby we sold a percentage of our loans to a third-party financial institution. We allowed the whole loan sale program agreement to expire on its own terms. In March 2022, we participated in a securitization and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million ("2022-1 transaction"). In April 2022, we sold a population of loans that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $16.3 million ("Q2 2022 Loan Sale"). During the third quarter of 2022, we sold populations of loans that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $22.2 million ("Q3 2022 Loan Sales"). In addition to possible future whole loan, structured or other loan sales, we also have a $600.0 million Personal Loan Warehouse facility with a term through September 2024 and a $150.0 million Credit Card Warehouse facility with a term through December 2023 which also helps to fund our receivables growth.

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

Retail Network Optimization

During the first quarter of 2021, pursuant to our retail network optimization plan we closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations. The income statement impact for the three and nine months ended September 30, 2021 was $0.1 million and $12.8 million, respectively, and was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited). These amounts included expenses related to the retail location closures and all severance and benefits-related costs.

During the first quarter of 2022, we made the decision to close an additional 27 retail locations in April 2022 and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact for the three and nine months ended September 30, 2022 was $0.2 million and $1.9 million, respectively, and was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited). These amounts included expenses related to the retail location closures and all severance and benefits-related costs and we do not expect any significant additional expenses to be incurred.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Key Financial and Operating Metrics
Members (1)	1,858,335	772,361	1,858,335	772,361
Products (1)	1,981,310	772,361	1,981,310	772,361
Aggregate Originations	$634,193	$662,105	$2,312,485	$1,430,383
30+ Day Delinquency Rate	5.4%	2.8%	5.4%	2.8%
Annualized Net Charge-Off Rate	9.8%	5.5%	9.0%	6.8%
Return on Equity	(70.1)%	18.3%	(16.1)%	9.1%
Adjusted Return on Equity	5.6%	19.0%	15.0%	14.4%

Other Useful Metrics
Managed Principal Balance at End of Period	$3,351,450	$2,147,856	$3,351,450	$2,147,856
Owned Principal Balance at End of Period	$2,969,656	$1,862,143	$2,969,656	$1,862,143
Average Daily Principal Balance	$2,903,928	$1,741,358	$2,633,169	$1,654,582
(1) The 772,361 Members and Products reported as of September 30, 2021 reflect our previously defined and disclosed "Active Customer" metric. Products presented as of September 30, 2021 represents one product per member as we did not have members with multiple products at that time. Effective January 1, 2022, Active Customers is no longer a Key Financial and Operating Metric. See the definitions of Members and Products in the Glossary at the end of Part II.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Members

Reflecting our acquisition of Digit and its users, we define Members as borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who have signed-up to use or are using any of our Digit Savings, Digit Direct, Digit Investing and/or Digit Retirement products. We view Members as an indication of growth of our business and our ability to establish long term relationships with the users of our products. Member growth is generally an indicator of future revenue, but is not directly correlated with revenue, since not all Members who sign up for one of our products fully utilize or continue to use our products.

Members were 1.9 million as of September 30, 2022, and include members acquired in connection with the acquisition of Digit on December 22, 2021.

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

Products as of September 30, 2022 were 2.0 million.

Aggregate Originations

Aggregate Originations decreased to $634.2 million for the three months ended September 30, 2022 from $662.1 million for the three months ended September 30, 2021, representing a 4.2% decrease. The decrease is primarily driven by fewer loans originated; partially offset by growth in average loan size. We originated 153,680 and 210,731 loans for the three months ended September 30, 2022 and 2021, respectively. The decrease is primarily driven by our tightening of credit underwriting standards and focusing lending towards existing and returning members to improve credit outcomes.

Aggregate Originations increased to $2,312.5 million for the nine months ended September 30, 2022 from $1,430.4 million for the nine months ended September 30, 2021, representing a 61.7% increase. The increase is primarily driven by a larger number of loans originated and growth in average loan size. We originated 623,664 and 479,183 loans for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily driven by an increased number of applications due to higher demand, partially offset by a reduction in our approval rate as we tightened credit.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.4% and 2.8% as of September 30, 2022 and 2021, respectively. The increase reflects the higher mix of first-time borrowers and the return to pre-pandemic underwriting criteria later in 2021. In mid-2022, we focused lending towards existing and returning members to address rising delinquencies.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended September 30, 2022 and 2021 was 9.8% and 5.5%, respectively. Annualized Net Charge-Off Rate for the nine months ended September 30, 2022 and 2021 was 9.0% and 6.8%, respectively. The increase is primarily driven by a higher mix of first-time borrowers in 2022 compared to 2021. In response to this increase, we focused lending towards existing and returning members in mid-2022 to improve credit outcomes as existing and returning members generally have lower loss rates. Further, due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate was lower in 2021. We anticipate that this rate may increase further this year in the current environment due to the impact of inflation on members.

Return on Equity and Adjusted Return on Equity

For the three months ended September 30, 2022 and 2021, Return on Equity was (70.1)% and 18.3%, respectively, and Adjusted Return on Equity was 5.6% and 19.0%, respectively, For the nine months ended September 30, 2022 and 2021, Return on Equity was (16.1)% and 9.1%, respectively, and Adjusted Return on Equity was 15.0% and 14.4%, respectively.

The decreases in Return on Equity for the three and nine months ended were primarily due to lower net income. The lower net income was primarily driven by the non-cash goodwill impairment charge, the decrease in the fair value of our loan portfolio as a result of higher loss and discount rate assumptions, an increase in operating expenses and an increase in interest expense, partially offset by increased revenue for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

The decrease in Adjusted Return on Equity for the three months ended September 30, 2022 was primarily due to lower Adjusted Net Income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The improvement in Adjusted Return on Equity for the nine months ended September 30, 2022 was primarily due to higher Adjusted Net Income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

Historical Credit Performance

Our A.I.-driven credit models enable us to originate loans with low and stable loss rates. Our Annualized Net Charge-Off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the pandemic. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. While we anticipate that the Annualized Net Charge-Off Rate could increase further in the current environment due to the impact of inflation on members, we have seen a decrease in early-stage delinquencies, with 8 to 14 day delinquencies and 15 to 29 day delinquencies of 1.7% and 1.8%, respectively, as of September 30, 2022 as compared to 1.7% and 2.1%, respectively, as of July 31, 2022 when we further tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. Consistent with our charge-off policy, we charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and charge-off a credit card account when it is 180 days contractually past due.

*Numbers shown reflect year-to-date amounts for the nine months ended September 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2022 divided by the total origination loan volume for that year.

The below chart and table shows our net lifetime loan loss rate for each annual vintage of our personal loan product since we began lending in 2006, excluding loans originated from July 2017 to August 2020 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. We were able to stabilize cumulative net loan losses after the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is running higher than prior vintages primarily due to a higher percentage of loan disbursements to new members. We have tightened credit and began reducing loan volumes to new members in the third quarter of 2021 and reduced further during 2022.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3
Net lifetime loan losses as of September 30, 2022 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	9.8%	10.5%*	6.8%*	6.0%*
Outstanding principal balance as of September 30, 2022 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.6%	3.7%	22.0%	62.6%
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Revenue
Interest income	$232,115	$145,444	$632,007	$401,224
Non-interest income	17,961	13,640	58,591	31,427
Total revenue	250,076	159,084	690,598	432,651
Less:
Interest expense	26,671	10,574	57,452	36,241
Total net decrease in fair value	(76,422)	(8,987)	(135,935)	(26,457)
Net revenue	146,983	139,523	497,211	369,953
Operating expenses:
Technology and facilities	56,113	34,226	158,090	100,274
Sales and marketing	21,781	32,102	88,690	79,743
Personnel	39,959	29,039	114,514	84,412
Outsourcing and professional fees	18,620	13,348	50,112	40,762
General, administrative and other	14,401	2,686	44,698	22,862
Goodwill impairment	108,472	—	108,472	—
Total operating expenses	259,346	111,401	564,576	328,053
Income (loss) before taxes	(112,363)	28,122	(67,365)	41,900
Income tax expense (benefit)	(6,536)	5,143	1,956	8,652
Net income (loss)	$(105,827)	$22,979	$(69,321)	$33,248

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Revenue
Interest income	$232,115	$145,444	$86,671	59.6%	$632,007	$401,224	$230,783	57.5%
Non-interest income	17,961	13,640	4,321	31.7%	58,591	31,427	27,164	86.4%
Total revenue	$250,076	$159,084	$90,992	57.2%	$690,598	$432,651	$257,947	59.6%
Percentage of total revenue:
Interest income	92.8%	91.4%			91.5%	92.7%
Non-interest income	7.2%	8.6%			8.5%	7.3%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income increased by $86.7 million, or 59.6%, from $145.4 million for the three months ended September 30, 2021 to $232.1 million for the three months ended September 30, 2022. This increase was primarily attributable to higher Average Daily Principal Balance, which increased from $1.74 billion for the three months ended September 30, 2021 to $2.90 billion for the three months ended September 30, 2022. The increase was partially offset by a decrease in portfolio yield of 143 basis points in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 driven by our tightening of credit underwriting standards and focusing lending towards existing and returning members who generally receive lower APRs, but have lower loss rates compared to new members.

Total interest income increased by $230.8 million, or 57.5%, from $401.2 million for the nine months ended September 30, 2021 to $632.0 million for the nine months ended September 30, 2022. This increase was primarily attributable to higher Average Daily Principal Balance, which increased from $1.65 billion for the nine months ended September 30, 2021 to $2.63 billion for the nine months ended September 30, 2022. The increase was partially offset by a decrease in portfolio yield of 33 basis points in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by our tightening of credit underwriting standards and focusing lending towards existing and returning members who generally receive lower APRs, but have lower loss rates compared to new members.

Non-interest income. Total non-interest income increased by $4.3 million, or 31.7%, from $13.6 million for the three months ended September 30, 2021 to $18.0 million for the three months ended September 30, 2022. This increase is primarily due to $9.7 million attributable to Digit subscription income and $2.0 million increase in servicing revenue. This was partially offset by decreased gain on loans sold of $7.3 million under our whole loan sale programs due to the expiration of our whole loan sale agreement on March 4, 2022.

Total non-interest income increased by $27.2 million, or 86.4%, from $31.4 million for the nine months ended September 30, 2021 to $58.6 million for the nine months ended September 30, 2022. This increase is primarily due to $28.1 million attributable to Digit subscription income, $6.3 million increase in servicing revenue, $2.3 million of increased fees related to our credit card portfolio and $1.8 million increase related to our Pathward, N.A. documentation fees. This was partially offset by decreased gain on loans sold of $11.4 million, or 66.6% under our whole loan sale programs due to the expiration of our whole loan sale agreement on March 4, 2022.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Interest expense	$26,671	$10,574	$16,097	152.2%	$57,452	$36,241	$21,211	58.5%
Percentage of total revenue	10.7%	6.6%			8.3%	8.4%
Cost of Debt	3.9%	2.8%			3.2%	3.3%
Leverage as a percentage of Average Daily Principal Balance	92.7%	86.4%			90.9%	88.8%

Interest Expense. Interest expense increased by $16.1 million, or 152.2%, from $10.6 million for the three months ended September 30, 2021 to $26.7 million for the three months ended September 30, 2022. We financed approximately 92.7% of our loans receivable through debt for the three months ended September 30, 2022, as compared to 86.4% for the three months ended September 30, 2021, and our Average Daily Debt Balance increased from $1.50 billion for the three months ended September 30, 2021 to $2.69 billion for the three months ended September 30, 2022, an increase of 78.9%. Cost of Debt increased due to increases in interest rates and wider credit spreads on our most recent asset-backed securitization issuances.

Interest expense increased by $21.2 million, or 58.5%, from $36.2 million for the nine months ended September 30, 2021 to $57.5 million for the nine months ended September 30, 2022. We financed approximately 90.9% of our loans receivable through debt for the nine months ended September 30, 2022, as compared to 88.8% for the nine months ended September 30, 2021, and our Average Daily Debt Balance increased slightly from $1.47 billion for the nine months ended September 30, 2021 to $2.39 billion for the nine months ended September 30, 2022, an increase of 62.8%. Cost of Debt decreased due to the refinancing of older securitizations in 2021 to lower interest rates. Our Cost of Debt has begun to increase due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances. Through the remainder of 2022, we expect our interest expense to increase as we borrow to fund our portfolio growth and benchmark rates increase.

See Note 9, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further information on our Interest expense and our borrowings.

Total net increase (decrease) in fair value

Net increase (decrease) in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have derivative instruments related to our bank partnership program with Pathward, N.A. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(40,723)	$12,962	$(53,685)	*	$(92,265)	$52,333	$(144,598)	*
Fair value mark-to-market adjustment on asset-backed notes	61,204	700	60,504	*	163,952	4,237	159,715	*
Fair value mark-to-market adjustment on derivatives	906	935	(29)	*	2,390	639	1,751	*
Total fair value mark-to-market adjustment	21,387	14,597	6,790	*	74,077	57,209	16,868	*
Charge-offs, net of recoveries on loans receivable at fair value	(71,676)	(23,924)	(47,752)	*	(178,123)	(84,183)	(93,940)	*
Net settlements on derivative instruments	(5,059)	340	(5,399)	*	(12,539)	517	(13,056)	*
Fair value mark on loans sold(1)	(21,074)	—	(21,074)	*	(19,350)	—	(19,350)
Total net decrease in fair value	$(76,422)	$(8,987)	$(67,435)	*	$(135,935)	$(26,457)	$(109,478)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	8.6%	9.2%			10.7%	13.2%
Charge-offs, net of recoveries on loans receivable at fair value	(28.7)%	(15.0)%			(25.8)%	(19.5)%
Total net increase (decrease) in fair value	(20.1)%	(5.9)%			(15.1)%	(6.2)%
Discount rate	10.19%	6.52%			10.19%	6.52%
Remaining cumulative charge-offs	11.67%	7.53%			11.67%	7.53%
Average life in years	0.92	0.76			0.92	0.76
* Not meaningful
(1) The fair value mark on loans sold shown for the three and nine months ended September 30, 2022 includes ($21.1) million related to the cumulative fair value mark on the loans sold in the Q3 2022 Loan Sales. The fair value mark on loans sold shown for the nine months ended September 30, 2022 also includes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction and $(14.1) million related to the cumulative fair value mark on the Q2 2022 Loan Sale. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA. For details regarding the Q3 2022 Loan Sales, the Q2 2022 Loan Sale and the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended September 30, 2022 was $76.4 million. This amount represents a total fair value mark-to-market increase of $21.4 million, and $71.7 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(40.7) million mark-to-market reduction on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 11.25% as of June 30, 2022 to 11.67% as of September 30, 2022, (b) an increase in the discount rate from 8.97% as of June 30, 2022 to 10.19% as of September 30, 2022, partially offset by (c) an increase in average life from 0.90 years as of June 30, 2022 to 0.92 years as of September 30, 2022, The $61.2 million mark-to-market adjustment on asset-backed notes is due to rising rates and widening asset-backed securitization spreads. The total net increase (decrease) in fair value for the three months ended September 30, 2022 also includes a $(21.1) million adjustment related to the fair value mark on the loans sold as part of the Q3 2022 Loan Sales.

Net decrease in fair value for the nine months ended September 30, 2022 was $135.9 million. This amount represents a total fair value mark-to-market increase of $74.1 million, and $178.1 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $92.3 million mark-to-market reduction on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 9.60% as of December 31, 2021 to 11.67% as of September 30, 2022, (b) an increase in the discount rate from 6.94% as of December 31, 2021 to 10.19% as of September 30, 2022, partially offset by (c) an increase in average life from 0.86 years as of December 31, 2021 to 0.92 years as of September 30, 2022, The $164.0 million mark-to-market adjustment on asset-backed notes is due to rising rates and widening asset-backed securitization spreads. The total net increase (decrease) in fair value for the nine months ended September 30, 2022 includes a $(21.1) million adjustment related to the fair value mark on loans sold as part of the Q3 2022 Loan Sales completed in the third quarter, $(14.1) million adjustment related to the fair value mark on the loans sold as part of the Q2 2022 Loan Sale completed in the second quarter of 2022 and also includes a $15.9 million adjustment related to the fair value mark on the loans sold as part of the structured sale completed in the first quarter of 2022. Through the remainder of 2022, we expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Total charge-offs, net of recoveries	$71,676	$23,924	$47,752	199.6%	$178,123	$84,183	$93,940	111.6%
Average Daily Principal Balance	$2,903,928	$1,741,358	$1,162,570	66.8%	$2,633,169	$1,654,582	$978,587	59.1%
Annualized Net Charge-Off Rate	9.8%	5.5%			9.0%	6.8%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 9.8% and 9.0% for the three and nine months ended September 30, 2022, respectively, from 5.5% and 6.8% for the three and nine months ended September 30, 2021, respectively. Net charge-offs for the three months and nine months ended September 30, 2022 increased primarily due to a higher mix of first-time borrowers in 2022 compared to 2021. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. Further, due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our charge-offs were lower in 2021. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expense.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build our A.I.-enabled digital platform, and consisting of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second component includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees and depreciation and amortization. Lastly, the third component includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Technology and facilities	$56,113	$34,226	$21,887	63.9%	$158,090	$100,274	$57,816	57.7%
Percentage of total revenue	22.4%	21.5%			22.9%	23.2%

Technology and facilities. Technology and facilities expense increased by $21.9 million, or 63.9%, from $34.2 million for the three months ended September 30, 2021 to $56.1 million for the three months ended September 30, 2022. The increase is primarily due to a $8.8 million increase in salaries and benefits due to the increase in headcount, a $7.1 million increase in service costs related to higher usage of software and cloud services, $3.7 million incurred for India off-shoring services and other temporary contractors to supplement staffing related to new product investment, $3.5 million of increased depreciation commensurate with growth in internally developed software and $0.5 million of increased insurance expense for cyber-security. These increases are partially offset by $1.6 million lower expense due to higher capitalization of internally developed software in 2022 compared to 2021 and $0.3 million lower office rent due to retail location closures in early 2021 and early 2022.

Technology and facilities expense increased by $57.8 million, or 57.7%, from $100.3 million for the nine months ended September 30, 2021 to $158.1 million for the nine months ended September 30, 2022. The increase is primarily due to a $23.4 million increase in salaries and benefits due to the increase in headcount, a $21.5 million increase in service costs related to higher usage of software and cloud services, $10.0 million incurred for India off-shoring services and other temporary contractors to supplement staffing related to new product investment, $8.3 million of increased depreciation commensurate with growth in internally developed software and $1.4 million of increased insurance expense for cyber-security. These increases are partially offset by $6.0 million lower expense due to higher capitalization of internally developed software in 2022 compared to 2021 and $1.7 million lower office rent due to retail location closures in early 2021 and early 2022.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$21,781	$32,102	$(10,321)	(32.2)%	$88,690	$79,743	$8,947	11.2%
Percentage of total revenue	8.7%	20.2%			12.8%	18.4%
Customer Acquisition Cost (CAC)	$142	$152	$(10)	(6.6)%	$142	$166	$(24)	(14.5)%

Sales and marketing. Sales and marketing expenses to acquire our customers decreased by $10.3 million, or 32.2%, from $32.1 million for the three months ended September 30, 2021 to $21.8 million for the three months ended September 30, 2022. In an effort to reduce our operating expense growth, we decreased our investment in marketing initiatives by $13.2 million across various marketing channels, including direct mail, digital advertising, lead aggregators and our referral programs. This decrease was partially offset by an increase of $1.3 million related to professional fees primarily related to outsourced telesales FTEs as a result of an increase in demand for new applications and $1.3 million higher salaries and benefit costs due to an increase in retail hours worked and salary raises. As a result of the decline in our sales and marketing expenses during the three months ended September 30, 2022, our CAC decreased by 6.6% as compared to the three months ended September 30, 2021.

Sales and marketing expenses to acquire our customers increased by $8.9 million, or 11.2%, from $79.7 million for the nine months ended September 30, 2021 to $88.7 million for the nine months ended September 30, 2022. To grow our loan originations, we increased our investment in marketing initiatives early in 2022 before decreasing our spend in the third quarter. Our net increase during the nine months ended September 30, 2022 was $1.6 million across various marketing channels, including digital advertising, lead aggregators, our referral programs. We also incurred $4.0 million related to outsourcing and professional fees primarily due to outsourced telesales FTEs as a result of an increase in demand for new applications, $2.0 million higher salaries and benefit costs due to higher sales incentives driven by more retail locations reaching sales goals and $0.8 million higher services costs related to new data sources. As a result of our increased loan originations during the nine months ended September 30, 2022, our CAC decreased by 14.5% as compared to the nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Personnel	$39,959	$29,039	$10,920	37.6%	$114,514	$84,412	$30,102	35.7%
Percentage of total revenue	16.0%	18.3%			16.6%	19.5%

Personnel. Personnel expense increased by $10.9 million, or 37.6%, from $29.0 million for the three months ended September 30, 2021 to $40.0 million for the three months ended September 30, 2022, driven by increased compensation expense due to a 36.7% increase in U.S. headcount.

Personnel expense increased by $30.1 million, or 35.7%, from $84.4 million for the nine months ended September 30, 2021 to $114.5 million for the nine months ended September 30, 2022, primarily driven by increased compensation expense due to a 36.7% increase in U.S. headcount.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Outsourcing and professional fees	$18,620	$13,348	$5,272	39.5%	$50,112	$40,762	$9,350	22.9%
Percentage of total revenue	7.4%	8.4%			7.3%	9.4%

Outsourcing and professional fees. Outsourcing and professional fees increased by $5.3 million, or 39%, from $13.3 million for the three months ended September 30, 2021 to $18.6 million for the three months ended September 30, 2022. The increase is primarily attributable to $2.8 million increase in debt financing fees and expenses related to 2022-2, not present in the three months ended September 30, 2021, $1.8 million of higher professional service costs related to credit card programs and data integrity and infrastructure, $1.0 million related to 77.0% growth in contact center outsourced FTEs as a result of an increase in demand for new applications and the new Philippines contact center, partially offset by $0.6 million decrease in credit report expense due to lower application volume.

Outsourcing and professional fees increased by $9.4 million, or 23%, from $40.8 million for the nine months ended September 30, 2021 to $50.1 million for the nine months ended September 30, 2022. The increase is primarily attributable to $5.9 million of higher professional service costs related to credit card programs and data integrity and infrastructure, $2.2 million increase in credit report expense due to higher application volume and $2.0 million related to 77.0% growth in contact center outsourced FTEs as a result of an increase in demand for new applications and the new Philippines contact center. These increases were partially offset by a $1.8 million decrease in debt financing fees and expenses incurred in the nine months ended September 30, 2022 related to 2022-A and 2022-2 compared to 2021-A and 2021-B in the nine months ended September 30, 2021.

General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, retail network optimization expenses and Digit-related acquisition and integration expenses.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
General, administrative and other	$14,401	$2,686	$11,715	436.2%	$44,698	$22,862	$21,836	95.5%
Percentage of total revenue	5.8%	1.7%			6.5%	5.3%

General, administrative and other. General, administrative and other expense increased by $11.7 million, or 436%, from $2.7 million for the three months ended September 30, 2021 to $14.4 million for the three months ended September 30, 2022, primarily due to $8.1 million of transaction and integration related expenses as a result of the Digit acquisition, $2.4 million of charge-offs related to fraud and $1.3 million increase in postage and printing expenses, travel expenses and other general and administrative expenses due to new products and services and continuing growth of the business.

General, administrative and other expense increased by $21.8 million, or 96%, from $22.9 million for the nine months ended September 30, 2021 to $44.7 million for the nine months ended September 30, 2022, primarily due to $22.4 million of transaction and integration related expenses as a result of the Digit acquisition, $5.1 million of charge-offs related to fraud, $2.7 million increase in litigation expense and $5.9 million increase in postage and printing expenses, travel expenses and other general and administrative expenses due to new products and services and continuing growth of the business. These increases were partially offset by a $3.3 million decrease attributable to an impairment charge recognized in 2021 on a right-of-use asset related to our leased office space in San Carlos, California, not present in the current year and a $10.9 million decrease in retail network optimization expenses incurred in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we incurred $1.9 million in expenses related to the retail location closures.

Goodwill impairment

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Goodwill impairment	$108,472	$—	$108,472	100.0%	$108,472	$—	$108,472	100.0%
Percentage of total revenue	43.4%	—%			15.7%	—%

Goodwill impairment. In response to a sustained decline in our share price primarily driven by macroeconomic conditions, we conducted a quantitative test of our goodwill as of September 30, 2022. As a result of this quantitative test, we identified an impairment to goodwill resulting in recognition of a $108.5 million non-cash goodwill impairment charge for the three and nine months ended September 30, 2022. There were no goodwill impairment charges during the three and nine months ended September 30, 2021 because we did not have a goodwill balance as of September 30, 2021.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2022 and 2021, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Income tax expense (benefit)	$(6,536)	$5,143	$(11,679)	(227.1)%	$1,956	$8,652	$(6,696)	77.4%
Percentage of total revenue	(2.6)%	3.2%			0.3%	2.0%
Effective tax rate	5.8%	18.3%			(2.9)%	20.7%

Income tax expense (benefit). Income tax expense decreased by $11.7 million or 227%, from $5.1 million for the three months ended September 30, 2021 to $6.5 million benefit for the three months ended September 30, 2022, primarily resulting from the discrete tax benefit of the return-to-provision adjustments and having lower pretax income for the three months ended September 30, 2022.

Income tax expense decreased by $6.7 million or 77%, from $8.7 million for the nine months ended September 30, 2021 to $2.0 million for the nine months ended September 30, 2022, primarily resulting from the discrete tax benefit of the return-to-provision adjustments and having a lower pretax income for the nine months ended September 30, 2022.

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

Discount rate is the sum of the interest rate and the credit spread. The interest rate is based upon the interpolated treasury curve rate that corresponds to the average life. The credit spread is based upon the credit spread implied by the loan purchase price at the time loans are sold, updated for observable changes in the fixed income markets, which serve as a proxy for how a potential loan buyer would adjust their yield requirements relative to the originally agreed price.

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

The table below reflects the application of this methodology for the seven quarters since March 1, 2021, on loans held for investment. The data for the periods ending on or after December 31, 2021 in the table below represents all of our credit products. The data for the three months ended September 30, 2021 in the table below represents our secured and unsecured loan portfolio. For prior quarters, the data in the table below represents only our unsecured personal loan portfolio which was the primary driver of fair value during those periods.

	Three Months Ended
	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Weighted average portfolio yield over the remaining life of the loans	29.90%	30.27%	30.15%	30.14%	30.35%	30.28%	30.25%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	24.90%	25.27%	25.15%	25.14%	25.35%	25.28%	25.25%
Multiplied by: Weighted average life in years	0.924	0.895	0.847	0.859	0.761	0.769	0.778
Pre-loss cash flow	23.01%	22.61%	21.30%	21.60%	19.26%	19.43%	19.64%
Less: Remaining cumulative charge-offs	(11.67)%	(11.25)%	(10.37)%	(9.60)%	(7.53)%	(7.59)%	(8.60)%
Net cash flow	11.34%	11.37%	10.93%	12.00%	11.73%	11.84%	11.04%
Less: Discount rate multiplied by average life	(9.42)%	(8.03)%	(5.73)%	(5.96)%	(4.96)%	(5.03)%	(5.17)%
Gross fair value premium as a percentage of loan principal balance	1.92%	3.34%	5.21%	6.04%	6.77%	6.81%	5.87%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.19)%	(1.10)%	(1.09)%	(1.03)%	(0.90)%	(0.87)%	(0.92)%
Fair value premium as a percentage of loan principal balance	0.73%	2.24%	4.12%	5.01%	5.87%	5.94%	4.95%
Discount Rate	10.19%	8.97%	6.76%	6.94%	6.52%	6.54%	6.65%

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

•We believe it is useful to exclude the impact of interest expense associated with the Company's Corporate Financing, as this expense is a function of our capital structure.
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(40,723)	$12,962	$(92,265)	$52,333
Fair value mark-to-market adjustment on asset-backed notes	61,204	700	163,952	4,237
Fair value mark-to-market adjustment on derivatives	906	935	$2,390	$639
Total fair value mark-to-market adjustment	$21,387	$14,597	$74,077	$57,209
(1) The fair value mark-to-market adjustment on loans receivable at fair value shown for the three and nine months ended September 30, 2022 excludes ($21.1) million related to the cumulative fair value mark on the loans sold in the Q3 2022 Loan Sales. The fair value mark-to-market adjustment on loans receivable at fair value shown for the nine months ended September 30, 2022 also excludes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction and $(14.1) million related to the cumulative fair value mark on the loans sold in the Q2 2022 Loan Sale. For details regarding the Q3 2022 Loan Sales, the Q2 2022 Loan Sale and the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2022	2021	2022	2021
Net income	$(105,827)	$22,979	$(69,321)	$33,248
Adjustments:
Income tax expense (benefit)	(6,536)	5,143	1,956	8,652
Interest on corporate financing	871	—	871	—
Depreciation and amortization	9,229	5,690	25,329	16,992
Stock-based compensation expense	7,050	4,598	20,752	14,542
Litigation reserve	—	—	2,750	—
Retail network optimization expenses, net	183	114	1,881	12,787
Impairment	108,472	—	108,472	3,324
Acquisition and integration related expenses	8,132	—	22,363	—
Origination fees for loans receivable at fair value, net	(6,348)	(5,863)	(17,699)	(9,070)
Fair value mark-to-market adjustment	(21,387)	(14,597)	(74,077)	(57,209)
Adjusted EBITDA	$(6,161)	$18,064	$23,277	$23,266

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
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income to Adjusted Net Income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (in thousands)	2022	2021	2022	2021
Net income	$(105,827)	$22,979	$(69,321)	$33,248
Adjustments:
Income tax expense (benefit)	(6,536)	5,143	1,956	8,652
Stock-based compensation expense	7,050	4,598	20,752	14,542
Litigation reserve	—	—	2,750	—
Retail network optimization expenses, net	183	114	1,881	12,787
Impairment	108,472	—	108,472	3,324
Acquisition and integration related expenses	8,132	—	22,363	—
Adjusted income before taxes	11,474	32,834	88,853	72,553
Normalized income tax expense	3,098	8,997	23,990	19,880
Adjusted Net Income	$8,376	$23,837	$64,863	$52,673
Income tax rate (1)	27.0%	27.4%	27.0%	27.4%
(1) Income tax rate for the three and nine months ended September 30, 2022 and 2021 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2022 and 2021. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Diluted earnings (loss) per share	$(3.21)	$0.75	$(2.12)	$1.11
Adjusted EPS
Adjusted Net Income	$8,376	$23,837	$64,863	$52,673

Basic weighted-average common shares outstanding	33,010,107	28,167,686	32,688,988	27,982,273
Weighted average effect of dilutive securities:
Stock options	72,714	1,451,687	326,702	1,351,288
Restricted stock units	101,363	884,400	208,600	726,114
Diluted adjusted weighted-average common shares outstanding	33,184,184	30,503,773	33,224,290	30,059,675
Adjusted Earnings Per Share	$0.25	$0.78	$1.95	$1.75

Adjusted Return on Equity

We define Adjusted Return on Equity as annualized Adjusted Net Income divided by average stockholders’ equity. Average stockholders’ equity is an average of the beginning and ending stockholders’ equity balance for each period. We believe Adjusted Return on Equity is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to stockholders' equity and how efficiently we generate income from stockholders' equity.

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and nine months ended September 30, 2022 and 2021. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Return on Equity	(70.1)%	18.3%	(16.1)%	9.1%
Adjusted Return on Equity
Adjusted Net Income	$8,376	$23,837	$64,863	$52,673
Average stockholders' equity	$598,656	$497,876	$576,497	$489,110
Adjusted Return on Equity	5.6%	19.0%	15.0%	14.4%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with a litigation reserve, our retail network optimization plan, impairment charges and acquisition and integration related expenses divided by total revenue. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficiently we manage costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and nine months ended September 30, 2022 and 2021:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating Efficiency	103.7%	70.0%	81.8%	75.8%
Adjusted Operating Efficiency
Total revenue	250,076	159,084	690,598	432,651
Total operating expense	259,346	111,401	564,576	328,053
Stock-based compensation expense	(7,050)	(4,598)	(20,752)	(14,542)
Litigation reserve	—	—	(2,750)	—
Retail network optimization expenses, net	(183)	(114)	(1,881)	(12,787)
Impairment	(108,472)	—	$(108,472)	$(3,324)
Acquisition and integration related expenses	(8,132)	—	$(22,363)	$—
Total adjusted operating expenses	$135,509	$106,689	$408,358	$297,400
Adjusted Operating Efficiency	54.2%	67.1%	59.1%	68.7%

Liquidity and Capital Resources

To date, we fund the majority of our operating liquidity and operating needs through a combination of cash flows from operations, securitizations, secured borrowings, Corporate Financing and whole loan sales. We may utilize these or other sources in the future. Our material cash requirements relate to funding our lending activities, our debt service obligations, our operating expenses, and investments in the long-term growth of the company.

During the three months ended September 30, 2022, available liquidity increased primarily due to the execution of our Corporate Financing facility and the issuance of another asset-backed securitization. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. Rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash, cash equivalents and restricted cash	$272,207	$223,755
Cash provided by (used in)
Operating activities	159,343	103,728
Investing activities	(915,877)	(316,741)
Financing activities	835,781	268,178

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $159.3 million and $103.7 million for the nine months ended September 30, 2022 and 2021, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(915.9) million and $(316.7) million for the nine months ended September 30, 2022 and 2021, respectively. Our investing activities consist primarily of loan originations and loan repayments. Our net cash provided by (used in) investing activities for the nine months ended September 30, 2022, includes $247.9 million of proceeds related to a structured loan sale in the first quarter, the Q2 2022 Loan Sale in the second quarter and the Q3 2022 Loan Sales in the third quarter. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to disbursements on originations of loans increasing by $1,065.2 million while repayments of loan principal increased by $237.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Financing Activities

Our net cash provided by (used in) financing activities was $835.8 million and $268.2 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, net cash provided by financing activities was primarily driven the issuance of our Series 2022-A and Series 2022-2 asset-backed notes and the borrowings under our Secured Financing facilities and Acquisition and Corporate Financing facilities, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A and Series 2022-2 asset-backed notes. For the nine months ended September 30, 2021, net cash provided by financing activities was primarily driven by the issuance of our Series 2021-A and Series 2021-B asset-backed notes and the borrowings under our Secured Financing facilities, partially offset by redemptions of our Series 2018-A, 2018-B and 2018-C asset-backed notes and repayments of borrowings on our Secured Financing facility.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of September 30, 2022, we had $2.24 billion of outstanding asset-backed notes. In addition, on November 3, 2022, we completed the issuance of $300 million amortizing asset-backed notes. For additional information, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs). For VIEs where we have determined we are the primary beneficiary, the financial results of the VIE are consolidated in our financial statements. For VIEs where we have determined we are not the primary beneficiary, the financial results of the VIE are not consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 9, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of September 30, 2022, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of September 30, 2022, we had Secured Financing facilities with warehouse lines of $750.0 million in the aggregate with undrawn capacity of $382.0 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

Acquisition Financing

On December 20, 2021, Oportun RF, LLC, a wholly-owned subsidiary of the Company issued a $116.0 million asset-backed floating rate variable funding note, and an asset-backed residual certificate, both of which are secured by certain residual cash flows from the Company's securitizations and guaranteed by Oportun, Inc. The note was used to fund the cash consideration paid for the acquisition of Digit. On May 24, 2022, pursuant to an amended indenture, Oportun RF, LLC issued an additional $20.9 million asset-backed floating rate variable funding note, and an asset-

backed residual certificate, both of which are secured by Class D Notes and residual cash flows from the Company's 2022-A Securitization and guaranteed by Oportun, Inc. The amendment also replaced the Acquisition Financing interest rate based on LIBOR with an interest rate based on SOFR. The notes bear interest at a rate of SOFR plus 8.00%. On July 28, 2022, pursuant to an amended indenture, the facility was upsized for an additional $9.1 million. The amendments did not modify the maturity date of the Acquisition Financing facility, it is still structured to pay down based on an amortization schedule with a final payment in October 2024.

Corporate Financing

On September 14, 2022, the Company entered into an agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan is subject to a prepayment premium. The obligations under the Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

As of September 30, 2022, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Structured loan sales

In March 2022, we participated in a securitization and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million. For further information on the structured loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

In April 2022, the Company entered into an agreement to sell a population of loans. The sold loans had an aggregate unpaid principal balance of approximately $14.7 million (the "Q2 2022 Loan Sale"). During the third quarter of 2022, the Company entered into agreements to sell populations of loans. The sold loans had an aggregate unpaid principal balance of approximately $20.7 million (the "Q3 2022 Loan Sales"). For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

Through March 4, 2022, the Company had a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. The originations of loans sold and held for sale during the three months ended September 30, 2022 was insignificant. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Bank Partnership Program and Servicing Agreement

We entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021.

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

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. We have a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recognized for the amount that the our carrying value, including goodwill, exceeds the fair value, limited to the total amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in the our stock price.

In response to a sustained decline in our share price driven by macroeconomic conditions, we conducted a quantitative test of its goodwill as of September 30, 2022. We recognized a $108.5 million non-cash impairment charge for the three and nine months ended September 30, 2022. There were no triggering events or goodwill impairment charges during the three and nine months ended September 30, 2021 because we did not have a goodwill balance as of September 30, 2021 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further details).

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, results of operations and financial condition. The following risks could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations," and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
•The COVID-19 pandemic has and may continue to adversely impact our business operations, financial performance and results of operations.
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
•Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses and reputational harm.
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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of September 30, 2022 and 2021, members with repeat loans comprised 76% and 81%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

Many of our current or potential competitors have significantly more financial, technical, marketing, access to low-cost capital, and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. In addition, our potential competitors also include, smaller, earlier-stage companies with more versatile technology platforms, increased operational efficiencies, and greater brand recognition than us. To the extent new entrants gain market share, the use of our products and services would decline. Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and financial technology products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business will be materially and adversely affected.

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

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.*

We depend on securitization transactions, loan warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 9, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. Conditions in the credit markets may continue to experience disruption or deterioration, including as a result of rising interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by SOFR or other benchmark rates over the next several years. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our credit facilities that are currently tied to LIBOR. Changes in interest rates on our variable rate debt could adversely affect our interest expense, results of operations, and cash flows.

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
We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 85% of our total assets and our asset-backed notes represented 75% of our total liabilities as of September 30, 2022. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.*

We earn over 90% of our revenue from interest payments on the loans we make to our members. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to members and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our members and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. We have capped the APR for newly originated loans at 36% since August 2020. Interest rates have been rising recently and may continue to rise, which increases our interest expense and cost of funds and may result in lower operating margins. The interest rates we charge to our members and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our members, product mix, competition and regulatory limitations.

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Interest rate changes may require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations. In a rising interest rate environment, the fair value of our loans receivable held for investment decreases, which decreases Net Revenue. In addition, increasing interest rates also decrease the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-

backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

In November 2021 we voluntarily implemented certain provisions of the call limitations set forth in Regulation F, 12 CFR Part 1006 (“Regulation F”), which is not applicable to creditors such as us who are collecting their own debts. If we did not correctly estimate the impact of a reduced calling strategy, the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, in August 2020, we changed our small claims filing practices, including dismissing all pending small claims court filings and suspending all new legal collection actions. We temporarily suspended our legal collections process, which may be resumed in the future. If we are unable to employ alternative means of engaging severely delinquent members and collecting on defaulted loans, the effectiveness of our efforts to collect on defaulted loans may be impacted. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of members who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans and credit card debt are generally dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of members who successfully discharge their debt in a bankruptcy action, our revenue and results of operations could be adversely affected.

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

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.*

Uncertainty and negative trends in general economic conditions in the United States and abroad have historically created a difficult operating environment for our business and can negatively impact demand for our products and services. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition, demand for our products and services, the quality of our loan portfolio, and/or affect our members’ willingness or capacity to make payments on their loans with us. Such factors may also result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments or lending decisions. These factors include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase or remains elevated, it may continue to increase our expenses. Additionally, the United States is experiencing an acute workforce shortage, which, in turn has created a hyper-competitive wage environment that may further increase employee compensation. Ongoing inflation can also adversely impact our borrowers, which may result in higher charge-offs and delinquencies.

In the three months ended September 30, 2022, we recorded a net loss of $105.8 million primarily driven by a non-cash goodwill impairment charge during the three months ended September 30, 2022 to write-down the carrying value of goodwill. In the three months ended June 30, 2022, we recorded a net loss of $9.2 million primarily driven by the decrease in the fair value of our loan portfolio as a result of higher loss and discount rate assumptions and an increase in operating expenses. Our business was adversely impacted by the COVID-19 pandemic and we recorded a net loss of $45.1 million for the year ended December 31, 2020. We also experienced net losses prior to 2017. As our business grows and we increase our product and service offerings, we intend to continue to expend significant funds, and we may not be able to generate sufficient revenue to offset our higher operating expenses.

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

We also face indirect technology, cybersecurity and operational risks relating to the members, clients and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. The establishment of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners' information technology infrastructure, and the sharing between us of confidential member information. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode public confidence, negatively affect our ability to attract new members, or subject us to third-party claims, lawsuits, regulatory investigations, proceedings, fines or other action or liability. Also, due to the geopolitical unrest associated with Russia’s invasion of Ukraine, we and the third parties upon which we rely may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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

Any significant disruption in our computer systems may impair the availability of our websites, applications, products or services, or otherwise harm our business.*

Our computer systems, including those provided by third-party service providers and partners, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, physical or electronic break-ins, technical errors, insider threats, power outages or other events. Any of these occurrences may interrupt the availability, or reduce or adversely affect the functionality of our websites, applications, products or services, including our ability to service our loans, process loan applications, and provide digital banking services to our members. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. Any interference or disruption of our technology and underlying infrastructure or our use of our third-party providers’ services could materially and adversely affect our business, relationships with our members and our reputation. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our results of operations may be harmed.

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

As of September 30, 2022, 44.5%, 26.2%, 8.9% and 5.5% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, and Illinois, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Our international operations and offshore service providers involve inherent risks which could result in harm to our business.*

As of September 30, 2022, we had 1,578 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia, Jamaica, and the Philippines, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of September 30, 2022, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 862 full-time equivalents in Colombia, Jamaica, Philippines, and India. These international activities are subject to inherent risks that are beyond our control, including:

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
•natural disasters, public health issues, epidemics or pandemics, acts of war, and terrorism, and other events outside our control;
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

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, pandemics or other public health crises, power outages, geopolitical unrest or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. For example, a significant natural disaster in Northern California or any other location in which we have offices or facilities or employees working remotely, could adversely affect our business operations, financial condition and future prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

In addition, a large number of members make payments and apply for loans at our retail locations. If one or more of our retail locations becomes unavailable for any reason or other public health crisis, localized weather events, or natural or man-made disasters, our ability to conduct business and collect payments from members on a timely basis may be adversely affected, which could result in lower loan originations, higher delinquencies and increased losses. For example, during parts of the COVID-19 pandemic, we temporarily closed a few of our retail locations due to public health orders or other concerns, which we believe resulted in lower Aggregate Originations. While all of our retail locations are currently open, it is possible that we will have to temporarily close retail locations as necessary due to public health orders or other concerns relating to any public health crisis. The closure of retail locations could further adversely affect our loan originations, member experience, results of operations and financial condition.

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

Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the United States recently enacted the Inflation Reduction Act, which implemented, among others, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future.

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

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses and reputational harm.

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

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.*

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically, we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. In recent publications, the CFPB has indicated that the agency is significantly increasing its oversight and scrutiny over consumer finance and on April 25, 2022, the CFPB announced that it was invoking a previously unused legal provision to examine nonbank financial companies that it believes pose risk to consumers, subject to a 30-day comment period. On October 19, 2022, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, the U.S. Court of Appeals for the Fifth Circuit found that the CFPB's independent funding through the Federal Reserve violated the U.S. Constitution’s appropriations clause and invalidated the remaining portions of the CFPB’s restrictions on the lenders offering payday, auto title and other short-term, high-interest loans. It is likely that this decision will be appealed and we are unable to predict the timing, outcome, and impact of this litigation.

In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the credit products we offer. The CFPB also may issue requests for public input in certain areas of concern that may lead to increased regulatory scrutiny on us, our products and consumer finance industry. For example, in March 2022, it requested public input on fees for financial products and has indicated that it plans to ramp up enforcement actions against lenders that illegally charge credit card late-payment fees and may rewrite its rules that set thresholds for such fees. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities and if the CFPB were to determine that we were engaging in activities that pose risks to consumers, may conduct on-site examinations of our business on a periodic basis.

On March 3, 2021, we received a Civil Investigative Demand (CID) from the CFPB. The stated purpose of the CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have failed to comply with certain federal consumer protection laws over which the CFPB has jurisdiction. We have received additional information requests related to the CID. The information requests are focused on our legal collection practices from 2019 to 2021 and hardship treatments offered to members during the COVID-19 pandemic. On September 15, 2022, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the staff of the CFPB in connection with the CID, stating that it is considering whether to recommend that the CFPB take legal action against us based on alleged violations focused on our failure to timely dismiss certain lawsuits and the hardship treatments offered during the COVID-19 pandemic, including credit reporting related thereto. On October 14, 2022, we provided the CFPB with a written response to the NORA letter disputing the allegations. The Company is cooperating fully with the CFPB with respect to this matter and we believe that our business practices have been in full compliance with applicable laws. Because the CFPB has broad authority to determine what it views as potentially unfair, deceptive or abusive acts or practices, at this time, the Company is unable to predict the ultimate outcome of this matter.

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID. In connection with such consent order, Digit agreed to implement a redress and compliance plan to pay at least $68,145 in consumer redress to consumers who may have been harmed and paid a $2.7 million civil penalty to the CFPB.

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

The collection, storage, use, disclosure, and other processing of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.*

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees).New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the "CCPA"), which went into effect in January 2020, and the California Privacy Rights Act of 2020 (the "CPRA"), which replaces the CCPA and goes into effect in January 2023 but has a one-year look back period, place additional requirements on the handling of personal data for us and our third-party providers. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. For example, Virginia, Colorado, Utah and Connecticut have recently enacted privacy legislation, which take effect in 2023 and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts. The U.S. Federal Trade Commission, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective December 9, 2022, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. The potential effects of applicable privacy, data protection, and data security legislation and regulation are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies, restrict our products and services or certain features, and incur substantial costs and expenses in an effort to comply. Our failure, or the failure by our third-party providers or others with whom we do business, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or the perception that any of the foregoing has occurred, could damage our reputation and market reputation, harm our ability to obtain market adoption, discourage new and existing members and prospective members from using our products and services, require us to change our business practices or operational structure or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we may be legally or contractually bound.

In addition, an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships through our subsidiary Digit, could lead to increased complexity around our compliance obligations with respect to privacy, data protection and information security laws or regulations. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems, products or services or require changes to our business practices or policies relating to privacy, data protection, or information security. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection and information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

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

We provide our credit card products through a bank partnership program with WebBank and we have bank partnership programs with Pathward, N.A., to offer unsecured installment loans and provide deposit accounts, debit card services and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law upholding the “valid when made” doctrine, which holds that federal preemption of state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

We have in the past incurred, and expect to continue to incur, substantial debt to fund our loan activities. We depend on securitization transactions, warehouse facilities, whole loan and structured loan sales and other forms of debt financing in order to finance the growth of our business and the origination of most of the loans we make to our members. In September 2022, we entered into a credit agreement for $150 million senior secured debt with certain investment funds. See Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. Our outstanding borrowings or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all. The incurrence of debt could have a variety of negative effects, including:

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

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.*

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitizations, revolving debt facilities (including the Secured Financing facilities), Corporate Financing facility, and whole loan sale facilities. If we are unable to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders, this could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. The Corporate Financing contains financial covenants requiring a minimum liquidity maintenance covenant, minimum asset coverage ratio, together with other customary affirmative and negative covenants, and events of default. The obligations are secured by assets of the Company and its subsidiaries. Compliance with these covenants may limit our ability to take actions that might be to our advantage or to the advantage of our stockholders.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. For more information on covenants, requirements and events, see Note 9, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing standards of the Nasdaq Stock Market, and other applicable securities rules and regulations, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, interest expense from corporate financing, certain non-recurring charges, origination fees for Loans Receivable at Fair Value, net and fair value mark-to-market adjustments
Acquisition Financing	Asset-backed floating rate variable funding note and asset-backed residual certificate secured by certain residual cash flows of the Company's securitizations. The Acquisition Financing was used to fund the cash consideration for the Digit acquisition. Included as "Acquisition and corporate financing" on the Consolidated Balance Sheets
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by adjusted weighted-average diluted common shares outstanding
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss) adjusted to exclude income tax expense (benefit), stock-based compensation expense, and certain non-recurring charges
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by average total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specified period, including amounts originated by us through our Lending as a Service partners or under our bank partnership programs. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Corporate Financing
Senior secured term loan secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company. Included as "Acquisition and corporate financing" on the Consolidated Balance Sheets

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

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance

Term or Abbreviation	Definition
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Products	Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer as a result of our acquisition of Digit, including Digit Savings, Digit Direct, Digit Investing and Digit Retirement, that our Members use or have signed-up to use
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the VFN facility, which was collateralized by unsecured personal loans, terminated September 8, 2021 and replaced with the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Variable Funding Note Warehouse (or "VFN")	Asset-backed revolving debt facility, collateralized by unsecured personal loans, terminated on September 8, 2021. Formerly defined solely as "Secured Financing" on the Consolidated Balance Sheets
VIEs	Variable interest entities
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1¥	Credit Agreement, dated as of September 14, 2022, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.					x
10.2¥
Fourth Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 14, 2022.
x
10.3¥	Third Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of September 14, 2022.					x
10.4¥
Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and Wilmington Savings Fund Society, FSB, dated as of September 28, 2022.
x
10.5¥	Indenture between Oportun Issuance Trust 2022-3 and Wilmington Trust, National Association, dated as of November 3, 2022.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 8, 2022	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)