Form 10-K
period 2022-12-31
Oportun Financial Corp
filed 2023-03-14
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2022 as reported by the Nasdaq Global Select Market on such date was approximately $103.8 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of registrant’s common stock outstanding as of March 8, 2023 was 33,419,851.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2023 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
•our ability to manage loan non-performance, delinquencies and charge-off rates;
•our ability to effectively estimate the fair value of our loans receivable held for investment and our asset-backed notes;
•our expectations and management of future growth, including expanding our markets served, member base and product and service offerings, including our digital banking services;
•the successful integration of Hello Digit, Inc. ("Digit") with our business;
•our ability to successfully adjust our proprietary credit risk models and products in response to changing macroeconomic conditions and fluctuations in the credit market;
•our ability to obtain any additional financing or any refinancing of our debt;
•our ability to successfully manage our interest rate spread against our cost of capital;
•our expectations regarding the sufficiency of our cash to meet our operating and cash expenditures;
•our plans for and our ability to successfully maintain our diversified funding strategy, including warehouse facilities, loan sales and securitization transactions;
•our ability to realize the expected benefits from the reduction in workforce and other streamlining measures announced in February 2023;
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
•our ability to maintain or expand our relationships with our current partners, including bank partners, and additional partners using our Lending as a Service model;
•our ability to provide an attractive and comprehensive user experience through our recently launched mobile application, the Oportun Mobile App, and further our position as a leading fintech;
•our ability to maintain the terms on which we lend to our borrowers;
•our ability to manage fraud risk;
•our ability to effectively secure and maintain the confidentiality of the information provided and utilized across our systems;
•our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our ability to attract, integrate and retain qualified employees;
•the effect of macroeconomic conditions on our business, including the impact of the ongoing COVID-19 pandemic, rising interest rates and recession or slowing growth;
•our ability to effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad; and
•our ability to successfully adapt to complex and evolving regulatory environments, including managing potential exposure in connection with new and pending investigations, proceedings and other contingencies.

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

Business, Financial and Operational Risks
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
•We may not be able to effectively manage our growth.
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
•The ongoing COVID-19 pandemic has and may continue to adversely impact our business and results of operations.
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
•Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.
•Any significant disruption in our computer systems and critical third-party vendors may impair the availability of our websites, applications, products or services, or otherwise harm our business.
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
•Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our members, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations
•A deterioration in the financial condition of counterparties, including financial institutions, could expose us to credit losses, limit access to liquidity or disrupt our business.

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

Funding and Liquidity Risks
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
•Our securitizations and structured and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to conduct such transactions in the future, which may require us to seek more costly financing.
•We expect to need to raise additional funds in the future, including through equity, debt, or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.

Intellectual Property Risks
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

Industry and Regulatory Risks
•The financial services industry is highly regulated. Changes in regulations or in the way regulations are interpreted and applied to our business could adversely affect our business.
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
•The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.
•Our business is subject to the regulatory framework applicable to registered investment advisers, including regulation by the SEC.
•Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.
•Anti-money laundering, anti-terrorism financing and economic sanctions laws could have adverse consequences for us.

PART I

Item 1. Business

Company Overview

We are a digital banking platform that puts our members’ financial goals within reach. With intelligent borrowing, savings, budgeting, and spending capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for long-term growth.

Financial Health in America

According to a January 2023 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. In 2022, the Financial Health Network ("FHN") reported that more than two-thirds of U.S. households "struggle with spending, saving, borrowing and planning" according to its Financial Health Pulse™ 2022 U.S. Trends Report. In addition, our research shows that while 90% of U.S. consumers believe financial health is important, 57% of those consumers do not want to think about money.

Our digital banking platform is designed to address these societal issues with a comprehensive set of financial services that help people, even those who are not well served by mainstream financial institutions, access credit and automatically budget, save, and invest, without impacting their ability to meet daily spending needs. By applying artificial intelligence ("A.I.") to automate their financial health, we believe we have a compelling suite of products and services that addresses the very real needs of the vast majority of people living in the U.S.

Serving our Members' Financial Needs

Our members are among the hundreds of millions of hardworking Americans who are not well served by mainstream financial products. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. We believe our strong Net Promoter® Score ("NPS"), 81, up from 79 in 2021 for our personal loans demonstrates our success in providing our members with effective and easy to use solutions. Our members access our products primarily through our website, our mobile application, as well as through our partners.

Credit Products—Since our founding in 2005, we have extended more than $15.5 billion in responsible credit through more than 6.3 million loans and credit cards, and helping over 1.1 million people who came to Oportun without a FICO® score to begin establishing a credit history. According to a study commissioned by us on the credit options available to people with little or no credit history, the Financial Health Network found that Oportun loans are, on average, 6 times less expensive than other options and up to 24 times less expensive as compared to online-only installment products. In addition, the study found that our unsecured personal loan product has helped borrowers save more than $2.3 billion in interest and fees. While many of the people who come to us are not well served by mainstream financial institutions due to limited credit history, we use A.I. and billions of proprietary data points to score 100% of our loan applicants and offer our members responsibly designed and affordable credit products that are often otherwise unavailable to them, including personal loans and credit cards.

Digital Banking Products—With our acquisition of Digit on December 22, 2021, we believe we now have a strong competitive advantage over other fintechs and neobanks. As a combined company, we can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. Digit began with a savings product with the intent to apply A.I. to make financial health effortless for everyone. Following the success of the initial savings product, Digit expanded its products and services to include bank account and investment products, available through partners. Since 2015, our members have saved over $8.9 billion towards their rainy day fund and other savings goals. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Acquisition, in the accompanying Notes to the Consolidated Financial Statements for further discussion of the Digit acquisition.

Lending as a Service—In addition to reaching members through direct marketing channels, we leverage our proprietary credit scoring and underwriting model to enable us to serve consumers by partnering with other brands. Our first strategic partner for this Lending as a Service model was DolEx Dollar Express, Inc. (“DolEx”). In this partnership, DolEx markets loans and enters borrower applications into Oportun’s system, and Oportun underwrites, originates and services the loans. In October 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. In January of 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later ("BNPL") financing options which launched in the first quarter of 2023. Oportun is now available as a checkout option, through Sezzle, for larger purchases which we believe will allow us to reach more new members. We believe we will be able to offer Lending as a Service to additional partners, and expand our membership base.

Providing our Members with a Seamless Experience

We recently launched a mobile application that integrates our credit and digital banking products into a seamless user experience (“Oportun Mobile App”) that further positions us as a leading fintech with one of the most comprehensive offerings. We believe that by offering our members an integrated experience through the Oportun Mobile App, we can boost member engagement and retention, as well as multi-product adoption.

Our Digital Banking Platform

Consistent with our mission of financial inclusion, we have designed our integrated digital banking platform to provide products and services that are financially responsible and lower cost compared to market alternatives. Our application of A.I., specifically machine learning, is designed to address the shortcomings of the modern banking system. Since our inception, we have utilized alternative data sets to rapidly build, test and develop our underwriting, pricing, marketing, fraud and servicing models, and with the acquisition of Digit, we now offer machine learning capabilities that help members identify the right amount of money to put towards savings and investments each day. We believe this gives us a strong competitive advantage and an unparalleled suite of digital banking products, which allow us to offer a lower cost option to millions of people in the U.S.

Through the development and utilization of our sophisticated underwriting models, we are able to assess credit risk more effectively compared to other companies and traditional scoring models. We ingest over 9.2 billion data points into our risk model development using traditional (e.g., credit bureau data) and alternative (e.g., transactional information, public records) data. This helps us to score 100% of the applicants who come to us seeking to borrow money, enabling us to serve more people while minimizing risk. In comparison, incumbent financial institutions relying on traditional credit bureau-based and in some cases qualitative underwriting and/or legacy systems and processes either decline or inaccurately underwrite loans due to their inability to properly evaluate applicants' credit.

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

The algorithms behind our digital banking products intelligently utilize the nuances in transaction data to classify income and expenses with up to 95% accuracy. We classify financial obligations, credit, bills and paychecks based on historical data to forecast a future financial picture for each member. We employ continuous learning to update these models with the most recent financial data, so we do not miss new trends in spending habits or income changes (e.g., new employers, subscription services, insurers, side jobs, sales, etc.). With 814 million algorithmic transfers over the last 8+ years based on billions of data points, we have built an A.I. engine with a long track record of making financial health effortless for our members. This serves as a major competitive advantage in delivering new types of personalized but scalable financial services. Our technology, member-centric culture and effective use of data and analytics enable us to efficiently help our members overcome financial challenges.

Our Strategy

We seek to expand our financial services to help a growing number of responsible, hardworking members to borrow, save, bank and invest through our digital banking platform and thus make financial health effortless for them. Our specific objectives are to (1) grow our members, including by organic acquisition, (2) increase the number of products that our members use and drive higher engagement of multi-product relationships, and (3) enhance our platform capabilities across all core functions to better serve our members. Our strategy to achieve these objectives is to (a) invest in our member acquisition channels, especially digital and partner channels, (b) enhance our credit and digital banking products, and (c) provide these complementary product categories with a unified and integrated mobile-first experience powered by A.I. through our Oportun Mobile App. Our ability to comprehensively address our members' most pressing financial needs effortlessly and at attractive pricing will lead to increased lifetime value as members take advantage of our multiple product offerings.

Invest in member acquisition channels – To expand our member base, we plan to invest in scaling our marketing capabilities for our credit products and digital banking services. For example, via brand marketing (including online and broadcast media) and direct marketing (including paid and organic online advertising and social media as well as offers made through our Oportun Mobile App). In addition, our origination partnerships with WebBank for credit cards and Pathward, N.A. (formerly known as "MetaBank, N.A.) for personal loans allow us to reach new members across the nation, mainly through our digital marketing capabilities. We have significant opportunity to gain market share as we increase awareness of Oportun’s superior value proposition to members in markets we entered through these partnerships. In addition to our direct-to-consumer channels, we reach incremental members through our Lending as a Service product offering. By entering Lending as a Service partnerships with other companies, we create new proprietary channels through which to offer our lending products and financial services and acquire new members, multiplying our membership growth potential. We plan to add additional Lending as a Service partners in the future, both with retail origination capabilities, similar to DolEx and Barri Financial, and fully digital platforms such as Sezzle, a leader in the BNPL space. We will also seek to market our digital banking products to former Oportun borrowers who successfully repaid their loans and intend to market our credit products to former Digit members.

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

Provide a unified and integrated mobile experience – We recently launched our Oportun Mobile App, which brings together all of our products into a seamless user experience. Our Oportun Mobile App will ensure our members and potential members are made aware of and have access to our full range of products, which furthers our vision to make financial health effortless for our members. In addition, we believe this single acquisition funnel will increase member conversion and decrease cost of member acquisition. This affords the broadest possible opportunity to sustain long-term relationships with our members and will enable us to engage with our members more frequently. We plan to invest in increased content and functionality to further increase our members’ engagement. This will strengthen our relationships with our members and enable us to become their preferred provider of credit and digital banking products. We believe this will result in higher member lifetime value as members extend their relationships with us and utilize more of our products. We will continue to invest in further enhancements to serve more of our members’ needs, continue to build lasting and durable relationships with them and improve their financial health.

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

Consumers are able to become members and access our products through our mobile application, the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through our retail and Lending as a Service partner locations. We help potential and current members become aware of our product offerings through brand marketing (including online and broadcast media and outdoor advertising, including the physical presence of retail locations in some of the communities we serve) and direct marketing (including SMS/text, email, mail and offers made available through our Oportun Mobile App).

Credit Products

Personal Loans - Personal loans allow our consumers a fast and convenient way to address pressing financial needs (for example an unplanned car repair) as well as planned purchases and personal growth opportunities (such as a deposit on a home rental). Our competitive differentiation in personal loans comes from our segment focus, our technology, data, and A.I.-driven approach to delivering personal loans, and the way we tailor our product designs and borrowers experience to meet and exceed the expectations of our target members. This product is currently the majority of our revenue and profitability, and continues to have significant opportunity for growth, benefiting from category growth as well as growth in our brand awareness outside of our historical regional operating footprint (leveraging our partnership with Pathward, N.A.).

Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 32.0%, respectively. The average loan size for loans we originated in 2022 was $4,189. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $12,000 with terms of 12 to 60 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we only approve loans that meet our ability-to-pay criteria. As of December 31, 2022, we originate unsecured personal loans in 12 states through state licenses and in 30 states through our partnership with Pathward, N.A.

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

Our secured personal loans range in size from $2,525 to $18,000 with terms ranging from 27 to 63 months. The average loan size for secured personal loans we originated in 2022 was $8,304. As of December 31, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 49 months and 28.3%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas, Florida, Arizona and New Jersey and we are in the process of considering expansion into other states.

Credit Cards - We launched the Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of December 31, 2022. This product has the advantage of being an “everyday, in your pocket” product, easily usable for small ticket purchases. Credit lines for our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of December 31, 2022. The average credit line for credit cards activated in 2022 was $834.

Digital Banking Products

With the acquisition of Digit on December 22, 2021, a digital financial health platform, we now offer a variety of digital banking products, including personalized and automated savings, investing and banking products. Members are able to integrate their existing bank accounts into the platform or they can make us their primary banking relationship through our bank partner. Members set goals for savings or investing through the application or use the application to help manage their debt. Then, our A.I. engine analyzes their income and spending patterns to find the optimal amount that can safely be applied towards their goals and automatically transfers the necessary funds over time to achieve those goals. One proof point of the success of this A.I.-driven approach is the 814 million algorithmic transfers completed in the last 8+ years.

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

Savings – Our Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Digit's savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. According to a January 2023 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. After one year using the automated savings product, our members have been able to increase their liquid savings by approximately 50% on average. Since 2015 Digit has helped members save over $8.9 billion.

Direct – Our Direct product offers a full checking account, through a bank partner, that intelligently organizes and budgets a member’s money across bills, savings, and spending. The bank account with a brain™, Direct leverages the same A.I. engine used for our savings product to automatically identify and organize recurring bills and guides spending to ensure members' savings goals are met, and that members know exactly what they can safely spend. This is on top of what members can expect from a traditional checking account, including a physical and virtual debit card to use for purchases and ATM withdrawals and checks. Our product allows our busy members to get back to living their lives without stressing about money management.

Investing and Retirement – Our investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. According to Financial Health Network “Financial Health Pulse: 2022 U.S. Trends Report”, 60% of U.S. consumers are not confident about their long-term financial goals. Our long-term investment solutions automatically allocate our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, Digit members have invested $67 million into long-term goals through low-cost ETF portfolios. The investment accounts, offered through a broker-dealer partner, include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands. Our first strategic partner for this Lending as a Service model was DolEx. In this partnership, DolEx markets loans and enters borrower applications into Oportun’s system, and Oportun underwrites, originates and services the loans. In July 2021, we signed Barri Financial Group as a Lending as a Service partner and we launched in several of their locations in October 2021. In January of 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of BNPL financing options which launched in the first quarter of 2023. Oportun is now available as a checkout option, through Sezzle, for larger purchases which we believe will allow us to reach more new members. We believe we will be able to offer Lending as a Service to additional partners and expand our membership base.

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

The principal competitive factors in our sector include member approval parameters (often described informally as “credit box”), price, flexibility of loan terms offered, member convenience and member satisfaction. We believe our technology, responsible construction of our products, A.I.-enabled digital platform and superior member value proposition allow us to compete favorably on each of these factors. Going forward, however, our competition could include large traditional financial institutions that have more substantial financial resources than we do, and which can leverage established distribution and infrastructure channels. Additionally, new companies are continuing to enter the financial technology space and could deploy innovative solutions that compete for our members. See “Risk Factors – If we do not compete effectively in our target markets, our results of operations could be harmed” and “Risk Factors – Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.”

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

We are subject to examination, supervision and regulation by each state in which we are licensed and are regulated by the Consumer Financial Protection Bureau (CFPB). In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as many state statutes provide a mechanism for state attorneys general to investigate us. In addition, the Federal Trade Commission (the "FTC") has jurisdiction to investigate aspects of our business. Federal consumer protection laws that these regulators may enforce include laws related to the use of credit reports and credit reporting accuracy, data privacy and security, disclosure of applicable loan terms, anti-discrimination laws, laws protecting members of the military, laws governing payments, including recurring ACH payments and laws regarding electronic signatures and disclosures. Digit Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is subject to regulation by the SEC.

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

Our Technology Infrastructure

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

To safeguard the confidentiality, integrity and availability of our data and systems, we maintain a comprehensive program of cybersecurity and privacy policies and procedures, management oversight, accountability structures, and technology design processes. Senior management regularly provides the Board's audit and risk committee with updates to our program. This program also includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident. To ensure organization-wide attention to cybersecurity issues, we conduct mandatory employee training on cybersecurity and provide ongoing cybersecurity education and awareness, such as mock phishing attacks and cybersecurity awareness materials. We continuously monitor our environment in real-time using tools designed to detect security events and engage with third parties to audit our information security program and to perform regular penetration tests of our web applications and cloud environments. We remain vigilant in staying ahead of new and emerging risks utilizing our tools and security teams and continue to review and make strategic investments in our information security program to keep our data and systems secure.

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

•Employee Engagement – We conduct an annual engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our people strategies for the year ahead. Approximately 82% of our employees participated in our 2022 employee engagement survey, of which 85% reported that they were satisfied with Oportun as a place to work and 89% reported that they were proud to work at Oportun. Survey results are evaluated and shared across the organization, including our Board’s compensation and leadership committee, to identify areas of progress and areas for improvement. Based on feedback received this year, management implemented several initiatives to improve the employee experience through rewards and recognition, increased communication transparency, and streamlining processes and collaboration tools. We have been recognized as a Greater Bay Area’s Top Workplace for the past four years and in 2022 we were named one of Comparably’s Companies with Happiest Employees, which is a list derived from top sentiment ratings anonymously provided by employees.

•Diversity and Inclusion – We believe that innovation starts with inclusion. Our focus on diversity and inclusion is reflected throughout our organization, starting at the highest level. Currently, 70% of our Board identifies as women or members of an underrepresented group and the majority of our leadership team identifies as either women or members of an underrepresented group. The majority of Oportun employees identify as women or members of an underrepresented group and the majority of Oportun’s leadership team identifies as either women or members of an underrepresented group. We define the leadership team as Directors, Senior Directors, Vice Presidents and above, inclusive of the Board. We have nine employee resource groups focused on our Asian, Black, Hispanic/Latinx, LGBTQ+, early career individuals, disability/accessibility, South Asian, veteran, and women communities. We are committed to fostering a culture of diversity, equity and inclusion; providing comprehensive training and leadership development programs; and continuing to increase diverse representation at every level of the Company.

•Total Rewards - We continue to focus on the total wellness of our people, anchored by the pursuit of our mission, creation of career opportunities and promotion of employee well-being. We benchmark market practices, and regularly review our compensation against the market to ensure it remains competitive. In addition to salaries, our benefits programs include annual bonuses, equity awards, a 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, paid time off for volunteering, matching gifts, employee assistance programs, family care resources, and tools to promote mental health and wellness. In 2021, we transitioned to a remote-first policy and we believe that our remote-first culture gives our employees more flexibility to choose where and how to work, while allowing us to engage with a wider pool of talent. To support our remote-first culture, we actively encourage personal well-being through initiatives, including wellness days for employees to take time to rest and recharge, engagement programs (speaker events, employee resource groups, virtual events, etc.), and recognition programs.

We had 3,000 full-time and 235 part-time employees worldwide as of December 31, 2022. This includes 875 corporate employees in the United States, of which 274 employees are dedicated to technology, risk, analytics, A.I. and data science. On February 9, 2023, we announced that we were reducing our corporate employees by 10% in the United States, India and Mexico, or approximately 155 employees.

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

Business, Financial and Operational Risks

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of December 31, 2022 and 2021, members with repeat loans comprised 78% and 76%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.
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

We can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, our investment of resources to develop new products and services may either be insufficient, result in expenses that are excessive considering revenue originated from these new products and services, or may not be able to attract new members or retain existing members. We have previously invested resources to develop and launch new products and services and subsequently decided to discontinue these products and services in order to strategically realign our resources. If we are not able to effectively implement new technology-driven products and services as quickly as our competitors or be successful in marketing these products and services to our members and strategic partners, demand for our products and services may decrease. In addition, the borrower profile of members using our new products and services may not be as attractive as existing members with credit products, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and these new products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically or we may not be able to achieve target margins.

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

We may not be able to effectively manage the growth of our business.

Although we have experienced rapid growth in our business and operations in recent years, we cannot assure you that our business will continue to grow at our historical growth rates. The growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business continues to grow. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Overall revenue growth depends on a number of factors, including on our ability to increase the origination volume of our products and services, attract new and retain existing members, build our brand, achieve the anticipated benefits and synergies from the Digit acquisition, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

Further, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history. Since 2022, we have engaged in a series of cost-saving measures in response to challenging macroeconomic conditions and such decisions to save costs in certain ways may adversely affect our business and future growth.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 9, Borrowings to the Notes to the Consolidated Financial Statements included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. Conditions in the credit markets may continue to experience disruption or deterioration, including as a result of rising interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by SOFR or other benchmark rates over the next several years. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our credit facilities that are currently tied to LIBOR. Our management continues to monitor the status and discussions regarding LIBOR. Changes in interest rates on our variable rate debt could adversely affect our interest expense, results of operations, and cash flows.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 87% of our total assets and our asset-backed notes represented 78% of our total liabilities as of December 31, 2022. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.

We earn over 90% of our revenue from interest payments on the loans we make to our members. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to members and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our members and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. We have capped the APR for newly originated loans at 36% since August 2020. Interest rates have recently risen and may continue to rise, which increases our interest expense and cost of funds and may result in lower operating margins. The interest rates we charge to our members and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our members, product mix, competition and regulatory limitations.

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, may require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, rising interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue, but also decreases the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue and increasing the volatility of our results of operations. Any reduction in our interest rate spread could have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

Additionally, if we make errors in the development, validation or implementation of any of the models or tools we use to underwrite the loans that we then securitize or sell to investors, those investors may experience higher delinquencies and losses. We may also be subject to liability to those investors if we misrepresented the characteristics of the loans sold because of those errors. Moreover, future performance of our members’ loans could differ from past experience because of macroeconomic factors, policy actions by regulators, lending by other institutions or reliability of data used in the underwriting process. To the extent that past experience has influenced the development of our underwriting procedures and proves to be inconsistent with future events, delinquency rates and losses on loans could increase. Errors in our models or tools and an inability to effectively forecast loss rates could also inhibit our ability to sell loans to investors or draw down on borrowings under our warehouse and other debt facilities, which could limit new origination growth and harm our financial performance. Additionally, the use of A.I. is relatively new and the regulatory framework is evolving and remains uncertain. Any negative regulatory or public scrutiny based upon this could adversely affect our business and reputation.

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.

Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. The United States has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. Additionally, the United States is experiencing an acute workforce shortage, which, in turn has created a hyper-competitive wage environment that may further increase employee compensation. From March 2022 through December 2022, the Federal Reserve raised the target range for the federal funds rate on seven separate occasions and signaled that it anticipates additional increases in the target range will be appropriate to lower inflation. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.
As our business grows and we increase our product and service offerings, we intend to continue to expend significant funds, and we may not be able to generate sufficient revenue to offset our higher operating expenses. We recorded a net loss of $77.7 million for the year ended December 31, 2022, primarily due to the goodwill impairment, increased operating expenses, increased interest expense and a net decrease in fair value. Our business was adversely impacted by the COVID-19 pandemic and we recorded a net loss of $45.1 million for the year ended December 31, 2020. We also experienced net losses prior to 2017.

On February 9, 2023, we announced that we were taking a series of measures to streamline our operations, including reducing the size of the corporate staff by 10%. These cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

Our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. In addition, major medical expenses, divorce, death, or other issues that affect our members could affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments. Our servicing costs may also increase without a corresponding increase in our interest on loans.

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

Our ability to adequately service our loans is dependent on our ability to grow and appropriately train our customer service and collections staff, our ability to expand our servicing capabilities as the number of our loans increase, our ability to contact our members when they default, and our ability to leverage technologies to service and collect amounts owed with respect to loans. Additionally, our customer service and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. Since the onset of the pandemic, the majority of our contact center staff has worked remotely and we will continue to operate the contact centers in this manner. If our contact center operations become constrained for any reason, the effectiveness of our collection activities may be reduced.

In November 2021 we voluntarily implemented certain provisions of the call limitations set forth in Regulation F, the CFPB’s Debt Collection Rule that took effect at that time, which is not applicable to creditors such as us who are collecting their own debts. If we did not correctly estimate the impact of a reduced calling strategy, the effectiveness of our efforts to collect on defaulted loans may be impacted. Additionally, in August 2020, we changed our small claims filing practices, including dismissing all pending small claims court filings and suspending all new legal collection actions. We temporarily suspended our legal collections process, which may be resumed in the future. If we are unable to employ alternative means of engaging severely delinquent members and collecting on defaulted loans, the effectiveness of our efforts to collect on defaulted loans may be impacted. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of members who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans and credit card debt are generally dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of members who successfully discharge their debt in a bankruptcy action, our results of operations could be adversely affected.

We incorporate our estimate of lifetime loan losses in our measurement of fair value for our loans receivable held for investment. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. Given the unprecedented nature of the COVID-19 pandemic and its impact on the economy, the amount of subjective assessment and judgment applied to develop our forecasts has increased materially, since no directly corresponding historical data set exists. Our methodology for establishing our fair value is based on the guidance in Accounting Standards Codification, 820 and 825, and, in part, on our historic loss experience. If member behavior changes as a result of economic conditions and if we are unable to predict how economic conditions and other factors impacting collectability may affect our estimate of lifetime loan losses, the fair value may be reduced for our Loans Receivable at Fair Value, which will decrease Net Revenue. Our calculations of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our calculations of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our loss estimates or our calculations of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate our access to debt financing.

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

•loan volumes, product and loan mix and the channels through which our loans are originated;
•the number and extent of prepayments of loans;
•the effectiveness of our direct marketing and other marketing channels;
•the effectiveness of our proprietary credit risk models;
•the timing and success of new products and origination channels;
•the amount and timing of operating expenses and capital expenditures, including those related to member acquisition, development of new products and services, and maintenance and expansion of our business, operations and infrastructure;
•net charge-off rates;
•adjustments to the fair value of assets and liabilities on our balance sheet;
•our involvement in litigation or regulatory enforcement efforts (or the threat thereof) or those that impact our industry generally;
•changes in laws and regulations that impact our business;
•our borrowing costs and access to the capital markets; and
•general economic, industry, and market conditions, including economic slowdowns, recessions, rising interest and inflation rates, and tightening of credit markets.

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

The ongoing COVID-19 pandemic has and may continue to adversely impact our business and results of operations.

The COVID-19 pandemic and health and safety measures taken by governments and private industry in response to the pandemic have significantly impacted worldwide economic activity and consumer behavior and continue to create economic uncertainty. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have occurred in the past and may occur in the future. In 2020 through 2022, we offered payment relief options to members impacted by COVID-19, including hardship programs, reduced payment plans, late fee waivers and other borrower accommodations. In the future, we may offer additional payment relief options and may cease offering some options when the federal state of emergency ends.

We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. An extended period of disruption as a result of a health epidemic or pandemic, including COVID-19, may negatively impact us, as well as our members, vendors, and partners.

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

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Additionally, changes to U.S. immigration policies, as well as restrictions on global travel due to public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent. In February 2023, we announced a 10% reduction in our corporate workforce. This reduction could make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

If our marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, our ability to attract and retain members, attract new strategic partners and grow our business may be negatively impacted. In the future, we intend to continue to dedicate significant resources to our marketing efforts, particularly as we develop our brand. If any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members, including by using additional products or services we offer. If we are unable to recover our marketing costs through increases in the size, value or overall number of credit products we originate, or other product selection and utilization, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may fail to realize all of the anticipated benefits of the Digit acquisition, and the merger or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies that may be realized through combining the platform, product and service offerings of Oportun and Digit. As we continue to integrate the businesses and seek to realize anticipated benefits and synergies, we will continue to be required to devote significant attention and resources to successfully align our business practices and operations, which may disrupt both companies' businesses. The full benefits of the acquisition, including anticipated growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

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

Third parties have, and we expect that they will likely continue to attempt to commit fraud by, among other things, fraudulently obtaining credit products or creating fictitious accounts using stolen identities or personal information and making transactions with stolen financial instruments, Third parties may also seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous monitoring and enhancements, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be materially adversely impacted.

Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Additionally, increasing our product and service offerings may introduce opportunities for fraudulent activity that we have not previously experienced. Numerous and evolving fraud schemes and misuse of our products and services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of member confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the business, result in litigation (including class action litigation), and lead to increased regulatory scrutiny and possibly regulatory investigations and intervention, any of which could have a material adverse impact on our business.

Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.

Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. We have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and other infiltration, exfiltration or other similar events. The automated nature of our business may make us attractive targets for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Further, our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, IT security, and fraud concerns arising from the increased electronic transfer and other online activity. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems.

We also face indirect technology, cybersecurity and operational risks relating to the members and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. The use of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners' information technology infrastructure, and the sharing between us of member information. We cannot guarantee that our or our systems and networks, or those of any third parties with whom we do business, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to any of our systems and networks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties.

Any failure or perceived failure by us, or the third parties with whom we do business, to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security breaches impacting us, our third-party providers or partners, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. In addition, a data security incident could cause third parties, to lose trust in us or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations. Any belief by members or others that a security breach or other incident has affected us, even if a security breach or other incident has not affected us or any of our third-party providers or partners, could have any or all of the foregoing impacts on us, including harm to our reputation. Even the perception of inadequate security may harm our reputation and negatively impact our ability to attract and retain members.

We incur significant costs to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we work to continuously improve our systems and processes to prevent future breaches and incidents. Any event that leads, or is believed to have led, to unauthorized access, to, or use, access, loss, corruption, disclosure or other processing of our data could disrupt our business; harm our reputation; compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents; subject us to litigation, regulatory investigation and oversight, or mandatory corrective action; require us to verify the correctness of database contents; or otherwise subject us to liability under laws and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us to address the incident and in an effort to prevent further breaches or incidents, and result in significant legal and financial exposure and/or reputational harm. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity.

We cannot ensure that any limitations of liability provisions in any agreements with third parties would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular cybersecurity claim. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will continue to be available on economically reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and financial condition.

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

Any significant disruption in our computer systems and critical third-party vendors may impair the availability of our websites, applications, products or services, or otherwise harm our business.

Our ability to deliver products and services, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party providers. Our computer systems, including those provided by third-party providers and partners, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, physical or electronic break-ins, technical errors, insider threats, power outages or other events. Any of these occurrences may interrupt the availability, or reduce or adversely affect the functionality of our websites, applications, products or services, including our ability to service our loans, process loan applications, and provide digital banking services to our members. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. Additionally, our reliance on third-party providers may mean that we are not able to resolve operational problems internally or on a timely basis, as our operations will depend upon such third-party providers communicating appropriately and responding swiftly to their own service disruptions.

The implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We expect that new technologies and business processes applicable to the financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes, address capacity constraints, upgrade our systems and continually develop our technology and infrastructure, could disrupt our operations or cause our products and services to be less competitive.

In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. For example, each loan that we make involves our proprietary automated underwriting process and depends on the efficient and uninterrupted operation of our computer systems. Any failure of our computer systems involving our automated underwriting process and any technical or other software errors pertaining to this automated underwriting process could compromise our ability to accurately evaluate potential members, which could result in significant claims and liability and negative publicity. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any of our losses.

We may change our corporate strategies or underwriting and servicing practices, which may adversely affect our business.

As our business grows and evolves, we have, and may in the future, change certain aspects of our corporate strategies or any of our underwriting guidelines without notice to our stockholders. Any changes in strategy or our underwriting or servicing practices could impact our business in any number of ways, including impacting our member mix, product and service offerings, risk profile of our loan portfolio, and operational and regulatory compliance requirements. We may also decide to modify our strategy with respect to whole loan sales, including increasing or decreasing the number of loans sold. We continue to evaluate our business strategies and underwriting and servicing practices and will continue to make changes to adapt to changing economic conditions, regulatory requirements and industry practices. Additionally, a change in our underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk.

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

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or pandemics in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or pandemics, public policies that have the effect of drawing financial-services companies into contentious political or social issues, or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of December 31, 2022, 45%, 26%, 9%, 5% and 4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our members, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.

We rely on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, application data and our credit experience gained through monitoring the payment performance of our members over time. If we are unable to access certain third-party data used in our credit risk models, or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations. Third-party data sources, including credit bureau data and other alternative data sources, are aggregated by our risk engine to be used in our credit risk models to score applicants, make credit decisions, and in our verification processes to confirm member-reported information. If the information that we receive from third parties about a member is inaccurate or does not accurately reflect the member’s creditworthiness, this may cause us to provide loans to higher risk members than we intended through our underwriting process and/or inaccurately price the loans we make. We use numerous third-party data sources and multiple credit factors within our proprietary credit risk models, which helps mitigate, but does not eliminate, the risk of an inaccurate individual report. In addition, there are risks that the costs of our access to third-party data may increase or our terms with such third-party data providers could worsen. In recent years, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict our third-party data sources from sharing information, or could restrict our use of personal data when developing our proprietary credit risk models, or for fraud prevention purposes. These restrictions could also inhibit our development or marketing of certain products or services, or increase the costs of offering them to members or reduce the effectiveness of credit models at predicting credit outcomes or preventing fraud.

We follow procedures to verify a member’s identity and address which are designed to minimize fraud. These procedures may include visual inspection of applicant identification documents to ensure authenticity, review of paystubs or bank statements for proof of income and employment, and review of analysis of information from credit bureaus, fraud detection databases and other alternative data sources for verification of identity, employment, income and other debt obligations. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. If any of our procedures are not followed, or if these procedures fail, fraud may occur. Additionally, there is a risk that following the date of the loan application, a member may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income or experienced other adverse financial events. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our results of operations, brand and reputation and require us to take additional steps to reduce fraud risk, which could increase our costs.

A deterioration in the financial condition of counterparties, including financial institutions, could expose us to credit losses, limit access to liquidity or disrupt our business.

We have entered into, and may in the future enter into, financing and derivative transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, and other financial institutions. Furthermore, the operations of U.S. and global financial services institutions are interconnected, and a decline in the financial condition of one or more financial services institutions, or the perceived lack of creditworthiness of such financial institutions, may expose us to credit losses or defaults, limit access to liquidity or otherwise disrupt our business. As such, our financing and derivative transactions expose us to the risk of counterparty default, which can be exacerbated during periods of market illiquidity.

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan origination, servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our partner banks' federal bank regulators (the Federal Reserve Board, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation) and our consumer financial services regulators, including state regulators and the CFPB, which could increase the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. We could be adversely impacted to the extent our vendors and partners fail to comply with the legal requirements applicable to the particular products or services being offered. Moreover, if our bank partners or their regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions.

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

Our mission is to provide inclusive, affordable financial services that empower our members to build a better future. We have made and will continue to make decisions that we believe will benefit our members and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, we constrain the maximum rates we charge in order to further our goal of making our loans affordable for our target members. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect and may adversely impact our business operations, results of operations, and financial condition.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our members, our people and our culture and is consistently reinforced to and by our employees. As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Operating as a remote-first company may make it difficult for us to preserve our corporate culture and could negatively impact on workforce morale and productivity. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

We are dependent on hiring an adequate number of hourly bilingual employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.

Our workforce is comprised primarily of bilingual employees who work on an hourly basis. In certain areas where we operate, there is significant competition for hourly bilingual employees and the lack of availability of an adequate number of hourly bilingual employees could adversely affect our operations. In addition, we are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. We are from time to time subject to employment-related claims, including wage and hour claims. Further, legislated increases in minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, and compliance costs and fines, would increase our labor costs.

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

As of December 31, 2022, we had 1,553 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia, Jamaica and the Philippines, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of December 31, 2022, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 807 full-time equivalents in Colombia, Jamaica, Philippines and India. These international activities are subject to inherent risks that are beyond our control, including:

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

Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations and offshore activities of our service providers may result in reputational harm, heightened regulatory scrutiny, fines, criminal actions or sanctions against us, our directors or our employees, as well as restrictions on the conduct of our business.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our common stock may be adversely affected.

We have developed our disclosure controls, internal control over financial reporting and other procedures to ensure information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs and significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Since our business requires us to receive a significant amount of cash in each of our retail locations, we are subject to the risk of theft (including by or facilitated by employees) and cash shortages due to employee errors. We have experienced theft and attempted theft in the past. Although we have implemented various procedures and programs to reduce these risks, maintain insurance coverage for theft and provide security measures for our facilities, we cannot make assurances that theft and employee error will not occur.

Our business is subject to the risks of natural disasters, public health crises and other catastrophic events, and to interruption by man-made problems.
A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, pandemics or other public health crises, power outages, geopolitical unrest or other man-made problems, could have an adverse effect on our business, results of operations and financial condition. For example, a significant natural disaster in Northern California or any other location in which we have offices or facilities or employees working remotely, could adversely affect our business operations, financial condition and prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

The aforementioned risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems, or primary data center facilities are impacted, we may suffer interruptions and delays in our business operations. In addition, if these events impact our members or their ability to timely repay their loans, our business could be negatively affected.

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Bay Area headquarters have experienced and may continue to experience, climate-related events and at an increasing frequency, including floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our critical vendors, partners and members, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, current and emerging legal and regulatory requirements with respect to climate change (e.g., carbon pricing) and other aspects of ESG (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and disrupt our business.

We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We have been, and may in the future become, subject to litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. If the results of any pending or future legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or fulfill our indemnification obligations or we may be subject to fines, penalties, injunctions or other censure. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues.

Funding and Liquidity Risks

We amended our Corporate Financing, as a result of which certain tranches of additional loans are available on an uncommitted basis, and our business could be adversely affected if we were unable to access such additional capital.

On March 10, 2023 (the “Second Amendment Closing Date”), Oportun Financial Corporation (the “Company”) entered into an Amendment No. 2 to Credit Agreement (the ”Second Amendment”), by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain affiliates of Neuberger Berman Specialty Finance as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), which amended the Credit Agreement, dated as of September 14, 2022 (as amended, supplemented or otherwise modified, including by the Second Amendment, the “Amended Credit Agreement”), by and among the Company, the lenders from time to time party thereto and the Agent.

On the Second Amendment Closing Date, the Company borrowed $20.8 million of incremental term loans (the “Incremental Tranche A-1 Loans”) and intends to borrow an additional $4.2 million of incremental term loans (the “Incremental Tranche A-2 Loans”) on or about March 27, 2023, which amount has been committed by the applicable lenders. Under the Amended Credit Agreement, the Company may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis, in two $25.0 million tranches (the “Incremental Tranche B Loans” and the “Incremental Tranche C Loans”) expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively.

The loans (the “Loans”) and other obligations under the Amended Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the Loans, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

On the Second Amendment Closing Date, pursuant to the Second Amendment, the Company issued warrants (the “Warrants”) to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. In addition, (a) in connection with the funding of the Incremental Tranche A-2 Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock, (b) in connection with the funding of the Incremental Tranche B Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche B Loans to purchase 1,048,363 shares of the Company’s common stock, and (c) in connection with the funding of the Incremental Tranche C Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock, in each case, at an exercise price of $0.01 per share. The Company also entered into a Registration Rights Agreement with the applicable lenders on the Second Amendment Closing Date (the “Registration Rights Agreement”), which stipulates that the Company will file a registration statement with the Securities and Exchange Commission with respect to the shares underlying the Warrants.

Given the uncommitted nature of the Incremental Tranche B and Incremental Tranche C Loans, there can be no assurance that the Company will be able to access such additional capital. If we do not have sufficient capital, we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impaired.

In addition, if we do not have sufficient capital, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, those securities may have rights, preferences or privileges senior to the rights of our common stock and our stockholders may experience dilution. Debt financing, if available, may have a high cost of funds and may involve covenants restricting our operations or our ability to incur additional debt. Lenders may also require warrants to boost their return, the issuance of which would be dilutive to our stockholders. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders and could also negatively impact our stock price. A number of factors, including market volatility or depressed valuations, trading prices in the equity markets, our financial condition and capital market conditions will impact our ability to obtain equity or debt financing. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have an adverse effect on our business, results of operation and financial condition.

We have incurred substantial debt and may issue debt securities or otherwise incur substantial debt in the future, which may adversely affect our financial condition and negatively impact our operations.

We have a substantial amount of indebtedness, which requires significant interest payments. From time to time, we may seek to obtain additional capital. We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the growth of our business and the origination of most of the loans we make to our members. Our outstanding borrowings or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to adopt one or more alternatives to refinance our debt, dispose of assets or obtain necessary funds, including obtaining additional equity capital which could be on terms that may be onerous or highly dilutive.

We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

•we must use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, execution of growth strategies, and potential acquisitions;

•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•default and foreclosure on our and our subsidiaries’ assets if asset performance and our operating revenue are insufficient to repay debt obligations;
•mandatory repurchase obligations for any loans conveyed or sold into a debt financing or under a whole loan purchase facility if the representations and warranties we made with respect to those loans were not correct when made;
•acceleration of obligations to repay the indebtedness (or other outstanding indebtedness to the extent of cross default triggers), even if we make all principal and interest payments when due, if we breach any covenants that require the maintenance of certain financial ratios with respect to us or the loan portfolio securing our indebtedness or the maintenance of certain reserves or tangible net worth and do not obtain a waiver for such breach or renegotiate such covenant;
•inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•inability to obtain necessary additional financing if changes in the characteristics of our loans or our collection and other loan servicing activities change and cease to meet conditions precedent for continued or additional availability under our debt financings;
•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•place us at a disadvantage compared to our competitors that have less debt;
•defaults based on loan portfolio performance or default in our collection and loan servicing obligations could result in our being replaced by a third-party or back-up servicer and notification to our members to redirect payments;
•downgrades or revisions of agency ratings for our debt financing;
•monitoring, administration and reporting costs and expenses, including legal, accounting and other monitoring reporting costs and expenses, required under our debt financings; and
•we may be more vulnerable to economic downturn and adverse developments in our business, including potential economic recession, inflation, and other factors outside our control.

Our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

To the extent our relationship with lenders is negatively affected by disputes that may arise from time to time, it may be more difficult to seek covenant relief, if needed, or to raise additional funds in the future.

A breach of early payment triggers or covenants or other terms of our agreements with lenders could result in an early amortization, default, and/or acceleration of the related funding facilities.

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitizations, revolving debt facilities (including the Secured Financing), Corporate Financing, and structured and whole loan sales. If we are unable to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders, this could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. The Corporate Financing contains financial covenants requiring a minimum liquidity maintenance covenant, minimum asset coverage ratio, together with other customary affirmative and negative covenants, and events of default. The obligations are secured by assets of the Company and its subsidiaries. Compliance with these covenants may limit our ability to take actions that might be to our advantage or to the advantage of our stockholders.

Our securitizations contain collateral performance threshold triggers related to the three-month average annualized gross charge-off or net charge-off rate which, if exceeded, would lead to early amortization. To support our collateral requirements under our financing agreements, we use a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements, could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our back-up servicer or another successor servicer. If the back-up servicer or successor servicer is not adequate, the collection and processing of repayments may be impaired.

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

Our securitizations and structured and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to conduct such transactions in the future, which may require us to seek more costly financing.

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

The gain on sale generated by any of our structured or whole loan sales and servicing fees earned on sold loans represents a significant source of our earnings. Demand for our loans at the current premiums may be impacted by factors outside our control, including availability of loan pools, demand by investors for loan assets and attractiveness of returns offered by competing investment alternatives offered by other loan originators with more attractive characteristics than our loan pools and loan purchaser interest. In March 2022, we participated in a securitization through which we issued amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans and may do additional structured loan sales in the future. See Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report. If we are unable to sell additional loans or obtain other financing, our revenue and liquidity may be negatively impacted and we may not be able to grow our business as planned and we may have to further curtail our originations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new financial products and services, enhance our risk management model, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, increases in our cost of funds and charge-offs may reduce our margins and require us to raise more capital to support our existing business and execute our corporate strategies. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, those securities may have rights, preferences or privileges senior to the rights of our common stock and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price. A number of factors, including market volatility or depressed valuations, trading prices in the equity markets, our financial condition and capital market conditions will impact our ability to obtain equity or debt financing.

Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Lenders may also require warrants to boost their return, the issuance of which would be dilutive to our stockholders. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we do not have sufficient capital, we may be unable to pursue certain opportunities and our ability to continue to support our growth and to respond to challenges could be impaired.

Intellectual Property Risks

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to offer our products and services to our members depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, trademark laws and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property and do not have patent protection. However, the steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and business.

We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights.

Our proprietary technology, including our credit risk models and A.I. algorithms, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. The expansion of our suite of financial products and services may create additional trademark risk. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial legal settlement costs, including royalty payments, and to modify applications or refund fees. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming, and may divert the attention of our management and key personnel from our business operations.

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

Our credit risk models, A.I. capabilities, and internal systems rely on internally developed software that is highly technical and complex. In addition, our models, A.I. capabilities, and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or other defects. Some errors may only be discovered after the code has been released for external or internal use. Errors, bugs or other defects within the software on which we rely may result in a negative experience for our members, result in errors or compromise our ability to protect member data or our intellectual property. Specifically, any defect in our credit risk models could result in the approval of unacceptably risky loans. Such defects could also result in reputational harm, loss of members, loss of revenue, adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, challenges in raising capital, or liability for damages.

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

Some open source licenses contain requirements that we make source code available at no cost for modifications or derivative works we create based upon the type of open source software we use. We may face claims from third parties claiming ownership of, or demanding the release or license of, such modifications or derivative works (which could include our proprietary source code or credit risk models) or otherwise seeking to enforce the terms of the applicable open source license. If portions of our proprietary credit risk models are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our model or change our business activities, any of which could negatively affect our business and our intellectual property rights.

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

Industry and Regulatory Risks

The financial services industry is highly regulated. Changes in regulations or in the way regulations are interpreted and applied to our business could adversely affect our business.

We are subject to various federal, state and local regulatory regimes related to the financial services that we provide. The principal policy objectives of these regulatory regimes are to provide meaningful disclosures to consumers, to protect against unfair, deceptive and abusive acts or practices and to prevent discrimination. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive or abusive acts or practices; require us to submit to examinations by federal and state regulatory regimes; and require us to maintain various policies, procedures and internal controls.

Federal and state agencies have broad enforcement powers over us, including powers to periodically examine and continuously monitor our operations and to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. State attorneys general have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws. For example, Section 1042 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies against entities within their jurisdiction. State attorneys general also have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves or with other regulators to enter into coordinated actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

Changes in laws or regulations, or the regulatory application or interpretation of the laws and regulations applicable to us, could adversely affect our ability to operate in the manner in which we currently conduct business, and may also make it more difficult or costly for us to originate additional loans, or for us to collect payments on our loans to members or otherwise operate our business by subjecting us, our service providers, or strategic partners, to additional licensing, registration and other regulatory requirements in the future.

Failure to comply with applicable laws and regulations could result in additional compliance requirements, limitations on our ability to collect or retain all or part of the principal of or interest on loans, fines or penalties, an inability to continue operations, modification in business practices, regulatory actions, loss of required licenses or registrations, potential impairment, voiding, or voidability of loans, rescission of contracts, civil and criminal liability and damage to our reputation. It could also result in a default or early amortization event under certain of our debt facilities and reduce or terminate availability of debt financing to us to fund originations. To the extent it is determined that any loan we make was not originated in accordance with all applicable laws as we are required to represent under our securitization and other debt facilities and in loan sales to investors, we could be obligated to repurchase for cashor swap for qualifying assets, any such loan determined not to have been originated in compliance with legal requirements. We may not have adequate liquidity and resources to make such cash repurchases or swap for qualifying assets.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses and reputational harm.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the claims of violation of do-not-call, credit reporting, collection, and bankruptcy laws. The complexity of the laws related to secured personal loans regarding vehicle titling, lien placement and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships may increase the risk of litigation or regulatory scrutiny including based on the "true lender" theory that seeks to recharacterize a lending transaction. State legislation requiring licensure and state restrictions including fee and rate limits on bank partner loans may also reduce profitability and/or increase regulatory and litigation risk. Additionally, platforms offering banking services and products through partners have also been challenged by federal and state regulators on a variety of claims.

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, that are not within scope of our products or services. However, what constitutes a “junk fee” remains undefined. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. In February 2023, the CFPB published a proposed rule, which is currently subject to public comment, amending Regulation Z to mandate significant decreases to credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

We use internet-based loan processes to obtain application information, distribute certain legally required notices to applicants and borrowers, and to obtain electronically signed loan documents in lieu of paper documents with wet borrower signatures obtained in person. These processes may entail greater risks than would paper-based loan origination processes, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of their signature or of the loan documents, risks that a court of law may not enforce electronically signed loan documents and risks that, despite controls, unauthorized changes are made to the electronic loan documents. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against the borrowers, or impair our ability to service our loans, the value of our loan assets would decrease significantly to us and to our whole loan purchasers, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically, we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. In recent publications, the CFPB has indicated that the agency is significantly increasing its oversight and scrutiny over consumer finance and on April 25, 2022, the CFPB announced that it was invoking a previously unused legal provision to examine nonbank financial companies that it believes pose risk to consumers. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities and if the CFPB were to determine that we were engaging in activities that pose risks to consumers, may conduct on-site examinations of our business on a periodic basis. On October 19, 2022, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, the U.S. Court of Appeals for the Fifth Circuit found that the CFPB's independent funding through the Federal Reserve violated the U.S. Constitution’s appropriations clause and invalidated the remaining portions of the CFPB’s restrictions on the lenders offering payday, auto title and other short-term, high-interest loans. The CFPB has appealed the decision to the Supreme Court of the United States and we are unable to predict the timing, outcome, and impact of this litigation.

In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the credit products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB also may issue requests for public input in certain areas of concern that may lead to increased regulatory scrutiny on us, our products and consumer finance industry and impose restrictions on fees and charges, thereby impacting results of our business. For example, in March 2022, it requested public input on fees for financial products and has indicated that it plans to ramp up enforcement actions against lenders that illegally charge credit card late-payment fees and may rewrite its rules that set thresholds for such fees. Further, in February 2023, the CFPB proposed a rule that would amend regulations to limit credit card late-payment fees to $8 or 25% of the minimum payment due, whichever is greater.

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

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID. In connection with such consent order, Digit agreed to implement a redress and compliance plan to pay at least $68,145 in consumer redress to consumers who may have been harmed and paid a $2.7 million civil penalty to the CFPB in the third quarter of 2022.

Other federal or state regulators could launch similar investigations or join the CFPB in its investigation. In addition, actions by the CFPB could result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of our or their services or restrict our business activities could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. The current presidential administration has appointed and is expected to continue to appoint consumer-oriented regulators at federal agencies such as the CFPB, FTC, OCC and FDIC, and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our lending partners.

The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the "CCPA"), including the California Privacy Rights Act of 2020 ("CPRA") amendments imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights.

The rapidly evolving privacy and data protection regulatory environment, along with increased scrutiny from consumers and their advocates and increased complexity in Oportun’s organizational structure, demands careful attention to our own processing of personal information and processing by third parties acting on our behalf. For example, we’ve seen an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships through our subsidiary Digit. Our failure, or a failure by third parties with whom we do business, to comply with applicable privacy laws or regulations and contractual obligations required by our business partners, and even a perceived failure, could damage our reputation, harm our ability to obtain market adoption, discourage existing and prospective members from using our products and services, require us to change our business practices, business partners or operational structure, or result in investigations, claims, or fines by governmental agencies and private plaintiffs. Even in the absence of a challenge to our practices, we may incur substantial costs to implement new systems to comply with regulatory requirements, such as consumer requests concerning the processing of their personal information and to honor any choices that may be available to them by law.

Our business is subject to the regulatory framework applicable to registered investment advisers, including regulation by the SEC.

We offer investment management services through Digit Advisors, LLC which provides automated investment advice regarding the selection of a portfolio of exchange traded funds through our mobile application. Digit Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is subject to regulation by the SEC.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our members who are advisory clients, as well as the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our members, including for example restrictions on transactions with our affiliates. Our investment adviser has in the past and will in the future be subject to periodic SEC examinations. Our investment adviser is also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event such investment adviser fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our employees were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and ability to gain or retain members.

Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.

We provide our credit card products through a bank partnership program with WebBank and we have bank partnership programs with Pathward, N.A., to offer unsecured installment loans and provide deposit accounts, debit card services and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

The uncertainty of the federal and state regulatory environments around bank partnership programs means that our efforts to launch products and services through bank partners may not ultimately be successful, or may be challenged by legislation or regulatory action. If the legal structure underlying our relationship with our bank partners were to be successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates and fees. In the event of such a challenge or if our arrangements with our bank partners were to change or end for any reason, we would need to rely on an alternative bank relationship, find an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a national bank charter, and/or be subject to the interest rate limitations of certain states. In addition, adverse orders or regulatory enforcement actions against our bank partners, even if unrelated to our business, could impose restrictions on their ability to continue to extend credit or on current terms. Regulation by federal and state regulators may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny and otherwise increase our regulatory burden, or may adversely affect our ability to expand our business.

Anti-money laundering, anti-terrorism financing and economic sanctions laws could have adverse consequences for us.

We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform member due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements, may significantly affect or change the manner in which we currently conduct some aspects of our business.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 9,072,159 shares for issuance under our 2019 Equity Incentive Plan, 1,593,052 shares for issuance under our 2019 Employee Stock Purchase Plan, and 563,955 shares for issuance under our 2021 Inducement Equity Incentive Plan, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 10, 2023, the Warrants to purchase 1,980,242 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. In addition, pursuant to the Amended Credit Agreement, in connection with the funding of the Incremental Tranche A-2 Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock, in connection with the funding of the Incremental Tranche B Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche B Loans to purchase 1,048,363 shares of the Company’s common stock, and in connection with the funding of the Incremental Tranche C Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock, in each case, at an exercise price of $0.01 per share. The Company also entered into the Registration Rights Agreement, which stipulates that the Company will file a registration statement with the Securities and Exchange Commission with respect to the shares underlying the Warrants. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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
•speculation in the press or investment community;
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
•general economic conditions, such as rising interest and inflation rates; and
•other risks and uncertainties described in these risk factors.

Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business. We may be the target of additional litigation of this type in the future as well.

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

Market opportunity estimates, growth forecasts and key metrics, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of our market opportunity may prove to be inaccurate. It is impossible to offer every loan product, term or feature that every member wants, and our competitors may develop and offer products, terms or features that we do not offer. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the individuals covered by our market opportunity estimates will generate any particular level of revenues. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at expected rates, if at all, for a variety of reasons outside of our control. Furthermore, in order for us to successfully address this broader market opportunity, we will need to successfully expand into new geographic regions where we do not currently operate.

Our key metrics are calculated using internal company data, including Members and Products, and have not been validated by an independent third-party. We have in the past implemented, and may in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. As our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. Our key metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be sufficient or accurate representations of our business, or if we discover material inaccuracies in our metrics, our stock price, reputation and prospects would be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters is located in San Carlos, California pursuant to a lease expiring in February 2026. We are currently subleasing a portion of our headquarters space to third parties. As of December 31, 2022, we leased additional facilities and office space in California, Texas, Mexico, and India. We also operate retail locations and co-locations throughout the United States.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Oportun's common stock has been listed for trading on the Nasdaq Global Select Market since September 26, 2019 under the symbol "OPRT". As of March 8, 2023, we had 132 registered stockholders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name or held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth of our business. Any future determination to pay dividends will be made at the discretion of our Board.

Stock Performance

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

None.

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

Overview

We are a digital banking platform that puts our members’ financial goals within reach. With intelligent borrowing, savings, budgeting, and spending capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 16-year lending history, we have extended more than $15.5 billion in responsible credit through more than 6.3 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

With our acquisition of Digit in 2021, we believe we now have a strong competitive advantage over other fintechs and neobanks. As a combined company, we can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include digital banking, automated savings, long-term investing and retirement savings. Consumers are able to become members and access our products through our digital banking app—the Oportun Mobile app—and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through over 700 retail locations, which includes 590 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 32.0%, respectively. The average loan size for loans we originated in 2022 was $4,189. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $12,000 with terms of 12 to 60 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2022, we originate unsecured personal loans in 12 states through state licenses and in 30 states through our partnership with Pathward, N.A. (formerly known as MetaBank, N.A.).

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,000 with terms ranging from 27 to 63 months. The average loan size for secured personal loans we originated in 2022 was $8,304. As of December 31, 2022, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 49 months and 28.3%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas, Florida, Arizona and New Jersey and we are in the process of considering expansion into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of December 31, 2022. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of December 31, 2022. The average credit line for credit cards activated in 2022 was $834.

Digital Banking Products

Savings – Our Savings product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Our savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make Digit their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015 Digit has helped members save more than $8.9 billion.

Direct – Our Direct product offers a full checking account, through a bank partner, that intelligently organizes and budgets a member’s money across bills, savings, and spending. The bank account with a brain™, Direct leverages the same A.I. engine used for our savings product to automatically identify and organize recurring bills and guides spending to ensure members' savings goals are met, and that members know exactly what they can safely spend. This is on top of what members can expect from a traditional checking account, including a physical and virtual debit card to use for purchases and ATM withdrawals and checks.

Investing and Retirement – Our investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocates our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested $66.6 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

The funds in these savings, checking, investing and retirement accounts are owned by members of our digital banking products and are not the assets of the Company. Therefore, these funds are not included in the Consolidated Balance Sheets.

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. With our Lending as a Service model, our partner markets loans and enters borrower applications into our system and Oportun underwrites, originates and services the loans. Our first lending as a service partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. In January of 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later ("BNPL") financing options which launched in the first quarter of 2023. Oportun is now available as a checkout option, through Sezzle, for larger purchases which we believe will allow us to reach more new members. We believe we will be able to offer Lending as a Service to additional partners, and expand our membership base.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 20 bond offerings in the asset-backed securities market, the last 17 of which include tranches that have been rated investment grade. We have issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. On July 22, 2022, we issued $400.0 million of amortizing asset-backed notes. On September 14, 2022, we entered into a credit agreement for a $150.0 million senior secured term loan, which was upsized and amended on March 10, 2023 to provide the ability to be able to borrow up to an additional $75.0 million. On March 10, 2023, we borrowed $20.8 million of Incremental Tranche A-1 Loans and intend to borrow an additional $4.2 million of Incremental Tranche A-2 Loans on or about March 27, 2023, which amount has been committed by the applicable lenders. We may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis, in two $25.0 million tranches, expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively. On November 3, 2022, we issued $300.0 million of amortizing asset-backed notes.

Through March 4, 2022, we were also party to a whole loan sale program whereby we sold a percentage of our loans to a third-party financial institution. We allowed the whole loan sale program agreement to expire on its own terms. In March 2022, we participated in a securitization and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million ("2022-1 transaction"). During 2022, we sold certain populations of our personal loans and credit card receivables that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $66.2 million. In addition to possible future whole loan, structured or other loan sales, we also have a $600.0 million Personal Loan Warehouse facility with a term through September 2024 and a $150.0 million Credit Card Warehouse facility with a term through December 2023 which also helps to fund our receivables growth. On March 8, 2023, the Credit Card Warehouse facility was amended, extending its term through December 2024 and reducing its commitment from $150.0 million to $120.0 million.

Streamlining Operations

On February 9, 2023, we announced that we are taking a series of measures to streamline our operations, including reducing the size of our corporate staff by 10%, impacting approximately 155 employees, and reducing our expenditures on external contractors. In relation to these and other personnel related activities, we expect to incur non-recurring, pre-tax charges of $6 to $7 million in the first quarter of 2023. These reductions are anticipated to result in annualized run-rate savings in compensation and benefits of approximately $38 million beginning in 2023. We have also identified certain non-personnel related operational efficiencies that are anticipated to result in annualized run-rate savings of $10 to $15 million beginning in 2023.

Retail Network Optimization

During the first quarter of 2022, we closed an additional 27 retail locations in April 2022 and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact for the twelve months ended December 31, 2022 was $1.9 million, and was recorded through General, administrative and other on the Consolidated Statements of Operations. This amount included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations. During the first quarter of 2021, pursuant to our retail network optimization plan we closed 136 retail locations and reduced a portion of the employee workforce who managed and operated these retail locations. The income statement impact for the twelve months ended December 31, 2021 was $12.8 million, and was recorded through General, administrative and other on the Consolidated Statements of Operations. This amount included expenses related to the retail location closures and all severance and benefits-related costs.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2022 and 2021. For similar financial and operating metrics and discussion of our 2021 results compared to our 2020 results, refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022.

	As of or for the Year Ended December 31,
(in thousands of dollars)	2022	2021
Key Financial and Operating Metrics
Members (1)	1,877,260	1,479,660
Products (1)	2,006,245	1,545,463
Aggregate Originations	$2,922,871	$2,295,012
30+ Day Delinquency Rate	5.6%	3.9%
Annualized Net Charge-Off Rate	10.1%	6.8%
Return on Equity	(13.5)%	8.9%
Adjusted Return on Equity	12.1%	14.7%

Other Metrics
Managed Principal Balance at End of Period	$3,406,981	$2,583,462
Owned Principal Balance at End of Period	$3,098,609	$2,272,864
Average Daily Principal Balance	$2,740,318	$1,756,170
(1) The 1,479,660 Members and 1,545,463 Products reported as of December 31, 2021 reflect our previously defined and disclosed "Members" and "Products" metrics. Beginning January 1, 2022, we modified our definition of Members to reflect the long-term nature of our relationship with our members and modified our definition of Products to reflect multiproduct adoption by our members.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Members

We define Members as borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who have signed-up to use or are using any of our Savings, Direct, Investing and/or Retirement products. We view Members as an indication of growth of our business and our ability to establish long term relationships with the users of our products. Member growth is generally an indicator of future revenue, but is not directly correlated with revenue, since not all Members who sign up for one of our products fully utilize or continue to use our products.

Members as of December 31, 2022 grew to 1.9 million, as compared to 1.5 million as of December 31, 2021. This increase was due to the success in our marketing efforts during the year.

Products

Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer as a result of our acquisition of Digit, including Savings, Direct, Investing and Retirement, that our Members use or have signed-up to use. We view Products as an indicator of the effectiveness of our member acquisition efforts and multiproduct adoption.

Products as of December 31, 2022, grew to 2.0 million, compared to the 1.5 million Products we had as of December 31, 2021. This increase was due to growth in both our credit products and our digital banking products.

Aggregate Originations

Aggregate Originations increased to $2.92 billion for the year ended December 31, 2022 from $2.30 billion for the year ended December 31, 2021, representing a 27.4% increase. The increase is primarily driven by a growth in average loan size due to a focus on returning members with historically lower credit risk and a larger number of loans originated. We originated 764,516 and 753,474 loans for the years ended December 31, 2022 and 2021, respectively. The increase is primarily driven by an increased number of applications due to higher demand, partially offset by a reduction in our approval rate as we tightened credit.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate increased to 5.6% as of December 31, 2022 from 3.9% as of December 31, 2021. The increase reflects the higher mix of first-time borrowers and the return to pre-pandemic underwriting criteria later in 2021. In mid-2022, we took numerous actions to improve the credit performance on newly originated loans; including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to address rising delinquencies.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the years ended December 31, 2022 and 2021 was 10.1% and 6.8%, respectively. The increase is primarily driven by a higher mix of first-time borrowers in 2022 compared to 2021. In mid-2022, we took numerous actions to improve the credit performance on newly originated loans; including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. Further, due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate was lower in 2021. We anticipate that this rate may increase in 2023 due to the impact of inflation and other macroeconomic factors on members.

Return on Equity and Adjusted Return on Equity

For the year ended December 31, 2022 and 2021, Return on Equity was (13.5)% and 8.9%, respectively. The decrease in Return on Equity is primarily due to lower net income, primarily as a result of the goodwill impairment.

For the year ended December 31, 2022 and 2021, Adjusted Return on Equity was 12.1% and 14.7%, respectively. The decrease in Adjusted Return on Equity is primarily due to lower Adjusted Net Income. Adjusted Net Income was lower due to higher credit losses, higher cost of funds and decreased fair value of our loan portfolio as a result of higher loss and discount rate assumptions. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the pandemic. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charge-off a credit card account when it is 180 days contractually past due.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through December 31, 2022 divided by the total origination loan volume for that year.

The below chart and table shows our net lifetime loan loss rate for each annual vintage of our personal loan product since we began lending in 2006, excluding loans originated from July 2017 to August 2020 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. We have managed to stabilize cumulative net loan losses since the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is running higher than prior vintages primarily due to a higher percentage of loan disbursements to new members. We have tightened credit and began reducing loan volumes to new and returning members in the third quarter of 2021 and reduced further in the second half of 2022.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3
Net lifetime loan losses as of December 31, 2022 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	9.8%	10.6%*	7.5%*	8.7%*
Outstanding principal balance as of December 31, 2022 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	2.2%	14.5%	50.6%
* Vintage is not yet fully mature from a loss perspective.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. For the three months ended December 31, 2022, our business exhibited lower than typical originations due to our credit tightening. Prior to the pandemic, we historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our borrowers' available cash flow around the holidays. General increases in our borrowers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our borrowers’ borrowing needs. We experienced this seasonal trend in 2022, consistent with years prior to the COVID-19 pandemic.

Results of Operations

The following tables and related discussion set forth our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. For a discussion regarding our operating and financial data for the year ended December 31, 2021, as compared to the same period in 2020, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

	Years Ended December 31,
(in thousands of dollars)	2022	2021
Revenue
Interest income	$876,114	$575,839
Non-interest income	76,431	50,943
Total revenue	952,545	626,782
Less:
Interest expense	93,046	47,669
Total net decrease in fair value	(218,842)	(48,632)
Net revenue	640,657	530,481
Operating expenses:
Technology and facilities	216,120	139,564
Sales and marketing	110,033	116,882
Personnel	154,850	115,833
Outsourcing and professional fees	67,630	57,931
General, administrative and other	58,838	37,480
Goodwill impairment	108,472	—
Total operating expenses	715,943	467,690
Income (loss) before taxes	(75,286)	62,791
Income tax expense	2,458	15,377
Net income (loss)	$(77,744)	$47,414

Total revenue

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Revenue
Interest income	$876,114	$575,839	$300,275	52.1%
Non-interest income	76,431	50,943	25,488	50.0%
Total revenue	$952,545	$626,782	$325,763	52.0%
Percentage of total revenue:
Interest income	92.0%	91.9%
Non-interest income	8.0%	8.1%
Total revenue	100.0%	100.0%

Interest income. Total interest income increased by $300.3 million, or 52.1%, from $575.8 million for 2021 to $876.1 million for 2022. The increase is primarily attributable to growth in our Average Daily Principal Balance, which grew from $1.76 billion for 2021 to $2.74 billion for 2022, an increase of 56.0%. The increase was partially offset by a decrease in portfolio yield of 82 basis points in the year ended December 31, 2022 compared to the year ended December 31, 2021 driven by our tightening of credit underwriting standards and focusing lending towards existing and returning members in the second half of 2022. Existing and returning members generally receive lower APRs, but historically have lower loss rates compared to new members.

Non-interest income. Total non-interest income increased by $25.5 million, or 50.0%, from $50.9 million for 2021 to $76.4 million for 2022. This increase is primarily due to $37.5 million attributable to Digit subscription income and $6.7 million increase in servicing revenue. This was partially offset by decreased gain on loans sold of $21.5 million under our whole loan sale programs due to the expiration of our whole loan sale agreement on March 4, 2022.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Interest expense	$93,046	$47,669	$45,377	95.2%
Percentage of total revenue	9.8%	7.6%
Cost of Debt	3.7%	3.1%
Leverage as a percentage of Average Daily Principal Balance	91.2%	88.5%

Interest expense. Interest expense increased by $45.4 million, or 95.2%, from $47.7 million for 2021 to $93.0 million for 2022. We financed approximately 91.2% of our loans receivable through debt for 2022 as compared to 88.5% for 2021, and our Average Daily Debt Balance increased from $1.55 billion to $2.50 billion for 2022, an increase of 60.9%. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances. We expect our interest expense to increase as benchmark interest rates rise and as we continue to fund our portfolio growth through debt.

See Note 2, Summary of Significant Accounting Policies, and Note 9, Borrowings, in the Notes to the Consolidated Financial Statements included elsewhere in this report for further information on our Interest expense and our borrowings.

Total net decrease in fair value

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

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(68,897)	$57,044	$(125,941)	*
Fair value mark-to-market adjustment on asset-backed notes	184,906	15,408	169,498	*
Fair value mark-to-market adjustment on derivatives	3,702	(3,097)	6,799
Total fair value mark-to-market adjustment	119,711	69,355	50,356	*
Charge-offs, net of recoveries on loans receivable at fair value	(276,796)	(119,413)	(157,383)	*
Net settlements on derivative instruments	(15,688)	1,426	(17,114)	*
Fair value mark on loans sold (1)	(46,069)	—	(46,069)	*
Total net decrease in fair value	$(218,842)	$(48,632)	$(170,210)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	12.6%	11.1%
Charge-offs, net of recoveries on loans receivable at fair value	(29.1)%	(19.1)
Total net decrease in fair value	(16.5)%	(8.0)%
Discount rate	11.48%	6.94%
Remaining cumulative charge-offs	10.38%	9.60%
Average life in years	1.00	0.86
* Not meaningful
(1) The fair value mark-to-market adjustment on loans receivable at fair value shown for the year ended December 31, 2022, excludes $(46.1) million related to the cumulative fair value mark on loans sold as part of the structured and other loan sales in 2022. For details regarding the structured and other loan sales in 2022, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Net decrease in fair value. Net decrease in fair value for 2022 was $218.8 million. This amount represents a total fair value mark-to-market increase of $119.7 million, and $276.8 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(68.9) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 9.60% as of December 31, 2021 to 10.38% as of December 31, 2022, (b) an increase in the discount rate from 6.94% as of December 31, 2021 to 11.48% as of December 31, 2022, partially offset by (c) an increase in average life from 0.86 years as of December 31, 2021 to 1.00 years as of December 31, 2022. The $184.9 million mark-to-market adjustment on asset-back notes is due to rising rates and widening asset-backed securitization spreads. The total net increase (decrease) in fair value for the year ended December 31, 2022 includes a $(46.1) million adjustment related to the fair value mark on loans sold as part of the structured and other loan sales in 2022. In 2023, we expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Total charge-offs, net of recoveries	$276,796	$119,413	$157,383	131.8%
Average Daily Principal Balance	2,740,318	1,756,170	984,148	56.0%
Annualized Net Charge-Off Rate	10.1%	6.8%

Charge-offs, net of recoveries.

Our Annualized Net Charge-Off Rate increased to 10.1% for the year ended December 31, 2022 from 6.8% for the year ended December 31, 2021. Net charge-offs for the year ended December 31, 2022 increased primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes in the second half of 2022. Further, due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our charge-offs were lower in 2021. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expenses.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build and maintain our A.I.-enabled digital platform, and consists of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second component includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees and depreciation and amortization. Lastly, the third component includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Technology and facilities	$216,120	$139,564	$76,556	54.9%
Percentage of total revenue	22.7%	22.3%

Technology and facilities. Technology and facilities expense increased by $76.6 million, or 54.9%, from $139.6 million for 2021 to $216.1 million for 2022. The increase is primarily due to a $31.7 million increase in salaries and benefits due to the increase in headcount, a $27.2 million increase in service costs related to higher usage of software and cloud services which includes a $7.4 million increase attributable to Digit bank processing fees, $13.5 million incurred for India off-shoring services and other temporary contractors to supplement staffing related to new product investment and $11.5 million of increased depreciation commensurate with growth in internally developed software. These increases are partially offset by $8.0 million lower expense due to higher capitalization of internally developed software in 2022 compared to 2021 and $1.9 million lower office rent due to retail location closures in early 2021 and early 2022. We expect our technology and facilities expense may increase in 2023 compared to 2022 due to increased depreciation related to internally developed software and increased service costs due to higher usage of software and cloud services.
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

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars, except CAC)	2022	2021	$	%
Sales and marketing	$110,033	$116,882	$(6,849)	(5.9)%
Percentage of total revenue	11.6%	18.6%
Customer Acquisition Cost (CAC)	$144	$155	$(11)	(7.1)%

Sales and marketing. Sales and marketing expenses to acquire our members decreased by $6.8 million, or 5.9%, from $116.9 million for 2021 to $110.0 million for 2022. Our net decrease in marketing spend during the year ended December 31, 2022 was $14.8 million across various marketing channels, including digital advertising and direct mail. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease in marketing spend was partially offset by an increase of $4.1 million related to outsourcing and professional fees primarily due to outsourced telesales FTEs as a result of an increase in demand for new applications and $2.7 million higher salaries and benefit costs due to increased headcount and increase in average compensation. As a result of our decreased marketing spend during the year ended December 31, 2022, our CAC decreased by 7.1%, from $155 for the year ended December 31, 2021 to $144 for the year ended December 31, 2022. We expect our sales and marketing expense to decrease in 2023 compared to 2022 as we maintain focus on our strategy to improve credit outcomes by focusing lending towards existing and returning members.
Personnel

Personnel expense represents compensation and benefits that we provide to our employees, and include salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, and retail operations which are included in sales and marketing expenses and technology which is included in technology and facilities.

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Personnel	$154,850	$115,833	$39,017	33.7%
Percentage of total revenue	16.3%	18.5%

Personnel. Personnel expense increased by $39.0 million, or 33.7%, from $115.8 million for 2021 to $154.9 million for 2022. $13.2 million of the increase is attributable to the Digit acquisition and the remaining increase is due to a 17.0% increase in U.S. headcount. We expect our personnel expense to decrease in 2023 compared to 2022 as a result of our recently announced plan to reduce headcount and streamline operations.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. The costs related to our third-party contact centers located in Colombia, Jamaica and the Philippines are included in outsourcing and professional fees. These third-party contact centers provide business support, including application processing, verification, customer service and collections. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes.

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Outsourcing and professional fees	$67,630	$57,931	$9,699	16.7%
Percentage of total revenue	7.1%	9.2%

Outsourcing and professional fees. Outsourcing and professional fees increased by $9.7 million, or 16.7%, from $57.9 million for 2021 to $67.6 million for 2022. The increase is primarily attributable to $7.5 million of higher professional service costs related to credit card programs and other consulting services and $3.3 million related to 84.2% growth in contact center outsourced FTEs as a result of an increase in demand for new applications and the new Philippines contact center. These increases were partially offset by a $3.4 million decrease in debt financing fees and expenses incurred on asset-backed notes issued in 2022 compared to asset-backed notes issued in 2021. We expect our outsourcing and professional fees to decrease in 2023 compared to 2022 as a result of our continued focus on cost cutting and streamlining operations.

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

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
General, administrative and other	$58,838	$37,480	$21,358	57.0%
Percentage of total revenue	6.2%	6.0%

General, administrative and other. General, administrative and other expense increased by $21.4 million, or 57.0%, from $37.5 million for 2021 to $58.8 million for 2022, primarily due to an increase of $19.6 million of transaction and integration related expenses as a result of the Digit acquisition, $6.1 million of losses related to fraudulent loans, $2.7 million increase in litigation expense related to Digit CID litigation and $7.1 million increase in postage and printing expenses, travel expenses and other general and administrative expenses due to new products and services and continuing growth of the business. These increases were partially offset by a $3.3 million decrease attributable to an impairment charge recognized in 2021 on a right-of-use asset related to our leased office space in San Carlos, California, not present in 2022 and a $10.9 million decrease in retail network optimization expenses incurred in the year ended December 31, 2022 compared to the year ended December 31, 2021. We expect our general, administrative and other expense to decrease in 2023 compared to 2022 as a result of our continued focus on cost cutting and strong expense discipline.

Goodwill impairment

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands, except percentages)	2022	2021	$	%
Goodwill impairment	$108,472	$—	$108,472	*
Percentage of total revenue	11.4%	—%

Goodwill impairment. In response to a sustained decline in our share price primarily driven by macroeconomic conditions, we conducted a quantitative test of our goodwill as of September 30, 2022. As a result of this quantitative test, we identified an impairment to goodwill resulting in recognition of a $108.5 million non-cash goodwill impairment charge for the year ended December 31, 2022. There were no goodwill impairment charges during the year ended December 31, 2021.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the years ended December 31, 2022 and 2021 we recognized tax expense attributable to U.S. federal, state and foreign income taxes.

	Year Ended December 31,		2022 vs. 2021 Change
(in thousands of dollars)	2022	2021	$	%
Income tax expense	$2,458	$15,377	$(12,919)	84.0%
Percentage of total revenue	0.3%	2.5%
Effective tax rate	(3.3)%	24.5%

Income tax expense. Income tax expense decreased by $12.9 million or 84.0%, from $15.4 million for 2021 to $2.5 million for 2022, primarily resulting from the tax benefits of the return-to-provision adjustments, generation of tax credits, and having lower pretax income for the year ended December 31, 2022 as a result of the goodwill impairment, which is non-deductible for income tax purposes.

See Note 2, Summary of Significant Accounting Policies, and Note 14, Income Taxes, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Summary

Fair value is an electable option under GAAP to account for any financial instruments, including loans receivable and debt. It differs from amortized cost accounting in that loans receivable and debt are recorded on the balance sheet at fair value rather than on a cost basis. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. The fair value of instruments under this election is updated at the end of each reporting period, with changes since the prior reporting period reflected in the Consolidated Statements of Operations as net increase (decrease) in fair value which impacts Net Revenue. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in fair value and therefore impact earnings. These changes in the fair value of the Loans Receivable at Fair Value may be partially offset by changes in the fair value of the asset-backed notes, depending upon the relative duration of the instruments.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

We calculate the fair value of Loans Receivable at Fair Value using a model that projects and discounts expected cash flows. The fair value is a function of:

•Portfolio yield;
•Average life;
•Prepayments (or principal payment rate for our credit card receivables);
•Remaining cumulative charge-offs; and
•Discount rate.

Portfolio yield is the expected interest and fees collected from the loans and credit cards as an annualized percentage of outstanding principal balance. Portfolio yield is based upon (a) the contractual interest rate, reduced by expected delinquencies and interest charge-offs and (b) late fees, net of late fee charge-offs based upon expected delinquencies. Origination fees are not included in portfolio yield for personal loans since they are generally capitalized as part of the loan’s principal balance at origination.

Average life is the time-weighted average of expected principal payments divided by outstanding principal balance. The timing of principal payments is based upon the contractual amortization of loans, adjusted for the impact of prepayments, Good Customer Program refinances, and charge-offs.

For personal loans, prepayments are the expected remaining cumulative principal payments that will be repaid earlier than contractually required over the life of the loan, divided by the outstanding principal balance. For credit cards, we estimate principal payment rates which are the expected amount and timing of principal payments over the life of the receivable.

Remaining cumulative charge-offs is the expected net principal charge-offs over the remaining life of the loans and credit cards, divided by the outstanding principal balance.

For personal loans, the discount rate is the sum of the interest rate and the credit spread. The interest rate is based upon the interpolated treasury curve rate that corresponds to the average life. The credit spread is based upon the credit spread implied by the loan purchase price at the time loans are sold, updated for observable changes in the fixed income markets, which serve as a proxy for how a potential loan buyer would adjust their yield requirements relative to the originally agreed price.

For credit cards, the discount rate is the sum of our weighted average cost of funds and the spread implied by the personal loan discount rate. An implied spread is calculated by subtracting the weighted average borrowing cost of the Personal Loan Warehouse from the personal loan discount rate. This spread is then added to the weighted average borrowing cost of the Credit Card Warehouse to arrive at a discount rate for credit cards.

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

The table below reflects the application of this methodology for the eight quarters since January 1, 2021, on loans held for investment. The data for the periods ending on or after December 31, 2021 in the table below represents all of our credit products. The data for the three months ended September 30, 2021 in the table below represents our secured and unsecured loan portfolio. For prior quarters, the data in the table below represents only our unsecured personal loan portfolio which was the primary driver of fair value during those periods.

	Three Months Ended
	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Weighted average portfolio yield over the remaining life of the loans	29.50%	29.90%	30.27%	30.15%	30.14%	30.35%	30.28%	30.25%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	24.50%	24.90%	25.27%	25.15%	25.14%	25.35%	25.28%	25.25%
Multiplied by: Weighted average life in years	1.000	0.924	0.895	0.847	0.859	0.761	0.769	0.778
Pre-loss cash flow	24.50%	23.01%	22.61%	21.30%	21.60%	19.26%	19.43%	19.64%
Less: Remaining cumulative charge-offs	(10.38)%	(11.67)%	(11.25)%	(10.37)%	(9.60)%	(7.53)%	(7.59)%	(8.60)%
Net cash flow	14.12%	11.34%	11.37%	10.93%	12.00%	11.73%	11.84%	11.04%
Less: Discount rate multiplied by average life	(11.48)%	(9.42)%	(8.03)%	(5.73)%	(5.96)%	(4.96)%	(5.03)%	(5.17)%
Gross fair value premium (discount) as a percentage of loan principal balance	2.64%	1.92%	3.34%	5.21%	6.04%	6.77%	6.81%	5.87%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.18)%	(1.19)%	(1.10)%	(1.09)%	(1.03)%	(0.90)%	(0.87)%	(0.92)%
Fair value premium (discount) as a percentage of loan principal balance	1.45%	0.73%	2.24%	4.12%	5.01%	5.87%	5.94%	4.95%
Discount Rate	11.48%	10.19%	8.97%	6.76%	6.94%	6.52%	6.54%	6.65%

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

•We believe it is useful to exclude the impact of interest expense associated with the Company's Corporate Financing, as we view this expense as related to our capital structure rather than our funding.
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Year Ended December 31,
	2022	2021
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(68,897)	$57,044
Fair value mark-to-market adjustment on asset-backed notes	184,906	15,408
Fair value mark-to-market adjustment on derivatives	3,702	(3,097)
Total fair value mark-to-market adjustment	$119,711	$69,355
(1) The fair value mark-to-market adjustment on loans receivable at fair value shown for the year ended December 31, 2022, excludes $(46.1) million related to the cumulative fair value mark on loans sold as part of the structured and other loan sales in 2022. For details regarding the structured and other loan sales in 2022, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2022	2021
Net income (loss)	$(77,744)	$47,414
Adjustments:
Income tax expense	2,458	15,377
Interest on corporate financing	5,987	—
Depreciation and amortization	35,182	23,714
Impairment	108,472	3,324
Stock-based compensation expense	27,620	18,857
Litigation reserve	2,750	—
Retail network optimization expenses	1,882	12,828
Acquisition and integration related expenses	29,682	10,648
Origination fees for loans receivable at fair value, net	(26,845)	(15,836)
Fair value mark-to-market adjustment	(119,711)	(69,355)
Adjusted EBITDA	$(10,267)	$46,971

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
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Adjusted Net Income (in thousands)	2022	2021
Net income (loss)	$(77,744)	$47,414
Adjustments:
Income tax expense	2,458	15,377
Impairment	108,472	3,324
Stock-based compensation expense	27,620	18,857
Litigation reserve	2,750	—
Retail network optimization expenses	1,882	12,828
Acquisition and integration related expenses	29,682	10,648
Adjusted income before taxes	95,120	108,448
Normalized income tax expense	25,682	29,715
Adjusted Net Income	$69,438	$78,733
Income tax rate (1)	27.0%	27.4%
(1) Income tax rates for the years ended December 31, 2022 and December 31, 2021, are based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2022 and 2021. For the reconciliation of net income (loss) to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Diluted earnings (loss) per share	$(2.37)	$1.56
Adjusted EPS
Adjusted Net Income	$69,438	$78,733

Basic weighted-average common shares outstanding	32,825,772	28,191,610
Weighted average effect of dilutive securities:
Stock options	252,357	1,375,915
Restricted stock units	173,092	755,669
Diluted adjusted weighted-average common shares outstanding	33,251,221	30,323,194
Adjusted Earnings Per Share	$2.09	$2.60

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the years ended December 31, 2022 and 2021. For the reconciliation of net income (loss) to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Year Ended December 31,
(in thousands)	2022	2021
Return on Equity	(13.5)%	8.9%
Adjusted Return on Equity
Adjusted Net Income	$69,438	$78,733
Average stockholders' equity	$575,740	$535,255
Adjusted Return on Equity	12.1%	14.7%

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

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the years ended December 31, 2022 and 2021:

	As of or for the Year Ended December 30,
(in thousands)	2022	2021
Operating Efficiency	75.2%	74.6%
Adjusted Operating Efficiency
Total revenue	$952,545	$626,782
Total operating expense	715,943	467,690
Impairment	(108,472)	(3,324)
Stock-based compensation expense	(27,620)	(18,857)
Litigation reserve	(2,750)	—
Retail network optimization expenses	(1,882)	(12,828)
Acquisition and integration related expenses	(29,682)	(10,648)
Total adjusted operating expenses	$545,537	$422,033
Adjusted Operating Efficiency	57.3%	67.3%

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

During 2022, available liquidity increased primarily due to the closing of our Corporate Financing facility and the issuance of additional asset-backed securitizations. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. In addition to the $75.0 million that may be available under the recent amendment to the Corporate Financing facility and the associated warrants, we may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.
Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Cash, cash equivalents and restricted cash	$203,817	$192,960
Cash provided by (used in)
Operating activities	247,875	163,447
Investing activities	(1,171,548)	(884,786)
Financing activities	934,530	745,709

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $247.9 million and $163.4 million for the years ended December 31, 2022 and 2021, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash used in investing activities was $1,171.5 million and $884.8 million for the years ended December 31, 2022 and 2021, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to disbursements on originations of loans increasing by $920.6 million while repayments of loan principal only increased by $289.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our net cash used in investing activities for the year ended December 31, 2022, includes proceeds of $249.3 million related to a structured loan sale in the first quarter 2022 and other loan sales during the remainder of 2022. The change in our net cash used in investing activities is also driven by our acquisition of Digit, net of acquirer's cash received, of $111.7 million for the year ended December 31,2021.

Financing Activities

Our net cash provided by financing activities was $934.5 million and $745.7 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, net cash provided by financing activities was primarily driven the issuance of our Series 2022-A, Series 2022-2 and Series 2022-3 asset-backed notes and the borrowings under our Secured Financing facilities and Acquisition and Corporate Financing facilities, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A, Series 2022-2 and Series 2022-3 asset-backed notes. For the year ended December 31, 2021, net cash provided by financing activities was primarily driven by the issuance of our Series 2021-A, Series 2021-B and Series 2021-C asset-backed notes and the borrowings under our Secured Financing facilities and Acquisition Financing, partially offset by redemptions of our Series 2018-A, Series 2018-B, Series 2018-C and Series 2018-D asset-backed notes and repayments of borrowings on our Secured Financing facility.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

As of December 31, 2022, we had $2.39 billion of outstanding asset-backed notes. During 2022, we issued $1.10 billion of asset-backed securities. Our securitizations utilize special purpose entities which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 9, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of December 31, 2022, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of December, 31, 2022, we had Secured Financing facilities with warehouse lines of $750.0 million in the aggregate with undrawn capacity of $430.0 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million, thereby reducing the combined commitment to $720.0 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

Acquisition Financing

On December 20, 2021, Oportun RF, LLC, our wholly-owned subsidiary, issued a $116.0 million asset-backed floating rate variable funding note, and an asset-backed residual certificate, both of which are secured by certain residual cash flows from our securitizations and guaranteed by Oportun, Inc. The note was used to fund the cash consideration paid for the acquisition of Digit. On May 24, 2022, and subsequently on July 28, 2022, pursuant to amended indentures, Oportun RF, LLC issued an additional $20.9 million and $9.1 million asset-backed floating rate variable funding notes, and asset-backed residual certificates, both of which are also secured by certain cash flows from our securitizations and guaranteed by Oportun, Inc., increasing the size of the facility to $119.5 million. The amendments also replaced the interest rate based on LIBOR with an interest rate based on SOFR plus 8.00%. The Acquisition Financing facility was scheduled to pay down based on an amortization schedule with a final payment in May 2024. Subsequently, on February 10, 2023, the Acquisition Financing facility was further amended, including among other things, revising the interest rate to SOFR plus 11.00% and adjusting the amortization schedule to defer $42.0 million in principal payments through July 2023, with final payment in October 2024.

Corporate Financing

On September 14, 2022, we entered into an agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of our subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. At closing and as part of the Incremental Tranche A-1, we borrowed $20.8 million and intend to borrow an additional $4.2 million in Incremental Tranche A-2 loans on or about March 27, 2023, which amount has been committed by the applicable lenders. We may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis in two $25.0 million additional Incremental Tranche B and Incremental Tranche C loans expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively. The term loan now bears interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at the Company’s option, equal to 3.00%.

As of December 31, 2022, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition Financing and Corporate Financing, see Note 9, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Structured Loan Sales

In March 2022, we participated in a securitization and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million. For further information on the structured loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Other Loan Sales

During 2022, we entered into agreements to sell certain populations of its personal loans and credit card receivables that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $66.2 million. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Whole Loan Sales

Through March 4, 2022, we had a commitment to sell to a third-party institutional investor 10% of our unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. The originations of loans sold and held for sale during the year ended December 31, 2022 was $52.7 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. On the Second Amendment Closing Date, the Company borrowed $20.8 million of incremental term loans and intends to borrow an additional $4.2 million of Incremental Tranche A-2 Loans on or about March 27, 2023, which amount has been committed by the applicable lenders. Under the Amended Credit Agreement, the Company may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis, in two $25.0 million tranches, the Incremental Tranche B Loans and Incremental Tranche C Loans expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively. We anticipate that we will likely draw down these additional incremental commitments, however, given their uncommitted nature there can be no assurance that we will be able to access such additional capital. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

Fair Value of Loans Held for Investment

We elected the fair value option for our loans receivable held for investment. We primarily use a discounted cash flow model to estimate fair value based on the present value of estimated future cash flows. This model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. The following describes the primary inputs that require significant judgment:

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
•Remaining Cumulative Prepayments - Remaining cumulative prepayments are estimates of the principal payments that will be repaid earlier than contractually required over the life of a loan held for investment. Remaining cumulative prepayment rates are primarily based on the historical performance of our loans but also incorporate adjustments based on our expectations of future borrower behavior and refinancings through our Good Customer Program. For credit card receivables, we estimate the principal payment rate which is the amount of principal we expect to get repaid each month.
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

We developed an internal model to estimate the fair value of loans receivable held for investment. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on our historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

We test the fair value model by comparing modeled cash flows to historical loan performance to ensure that the model is complete, accurate and reasonable for our use.

As discussed above, our fair value model uses inputs that are not observable but reflect our best estimates of the assumptions a market participant would use to calculate fair value. For a summary of how these inputs have changed over the last eight quarters since January 1, 2021, refer to Fair Value Estimate Methodology for Loans Receivable at Fair Value in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". For more information regarding the potential impact that changes in these inputs might have on our "Net increase (decrease) in fair value" on our Consolidated Statements of Operations, please refer to Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" included elsewhere in this report.

Goodwill Impairment

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. We have a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recognized for the amount that the carrying value, including goodwill, exceeds the fair value, limited to the total amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price.

In response to a sustained decline in our share price primarily driven by macroeconomic conditions, we conducted a quantitative test of its goodwill as of September 30, 2022. We recognized a $108.5 million non-cash impairment charge for the year ended December 31, 2022. There were no triggering events or goodwill impairment charges during the year ended December 31, 2021 (see Note 7, Capitalized Software, Other Intangibles and Goodwill of the Notes to the Consolidated Financial Statements included elsewhere in this report for further details).

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices, credit performance of loans and interest rates. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input. We recorded a fair value mark-to-market adjustment related to our Loans Receivable at Fair Value and asset-backed notes of $119.7 million for the year ended December 31, 2022, an increase of approximately $50.4 million compared to the prior year.

Credit Performance Sensitivity

In a strong economic climate, credit losses may decrease due to low unemployment and rising wages, which will increase the fair value of our Loans Receivable at Fair Value, which increases Net Revenue. In a weak economic climate, credit losses may increase due to high unemployment and falling wages, which will decrease the fair value of our Loans Receivable at Fair Value, which decreases Net Revenue.

The following table presents estimates at December 31, 2022. Actual results could differ materially from these estimates:

Remaining Cumulative Charge-Offs	Projected percentage change in the fair value of our Loans Receivable at Fair Value	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(2.0)%	$(60,706)
110% of expected	(1.0)%	$(30,646)
100% of expected	—%	$—
90% of expected	1.0%	$31,236
80% of expected	2.0%	$63,089

Market Rate and Interest Rate Sensitivity

The fair values of our Loans Receivable at Fair Value are estimated using a discounted cash flow methodology, where the discount rate considers various inputs such as the price that we can sell loans to a third party in a non-public market, market conditions such as interest rates, and credit spreads. The discount rates may change due to expected loan performance. We charge fixed rates on our loans and the average life of our loan portfolio is approximately 1.0 years. The fair value of fixed rate loans will generally change when interest rates change, because interest rates will impact the discount rate the market uses to value our loans. As of December 31, 2022, we had $2.39 billion of fixed-rate asset-backed notes outstanding with an average life of 1.4 years. Our borrowing cost does not vary with interest rates for our asset-backed notes, but the fair value will generally change when interest rates change, because interest rates will impact the discount rate the market uses to value our notes.

As of December 31, 2022, we had $243.0 million of outstanding borrowings under our Personal Loan Warehouse facility. The interest rate of the PLW is 1-month LIBOR plus a spread of 2.17% and the maximum borrowing amount is $600.0 million. As of December 31, 2022, we had $77.0 million of outstanding borrowings under our Credit Card Warehouse facility. The interest rate on the Secured Financing - CCW facility is LIBOR, with a floor of 1.00%, plus 6.00% on the first $18.8 million of principal outstanding and LIBOR, with a floor of 0.00%, plus 3.41% on the remaining outstanding principal balance and the maximum borrowing amount is $150.0 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing the maximum borrowing amount from $150.0 million to $120.0 million.

As of December 31, 2022, we had $85.7 million outstanding under our Acquisition Financing. The interest rate of the Acquisition Financing is SOFR plus a spread of 8.00%. As of December 31, 2022, we had $150.0 million outstanding under our Corporate Financing. The interest rate of the Corporate Financing is SOFR plus a spread of 9.00%. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. We borrowed $20.8 million of Incremental Tranche A-1 Loans and intend to borrow an additional $4.2 million of Incremental Tranche A-2 Loans on or about March 27, 2023, which amount has been committed by the applicable lenders. We may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis, in two $25.0 million tranches, expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively. The term loan now bears interest at an amount payable in cash equal to 1-month term SOFR plus 9.00%, plus an amount payable in cash or in kind, at the Company’s option, equal to 3.00%.

Changes in interest rates in the future will likely affect our borrowing costs of our Secured Financing facilities, Acquisition Financing and Corporate Financing. While not carried at fair value on the Consolidated Balance Sheets, we do not expect changes in interest rates to impact the fair value of our Secured Financing facilities, Acquisition Financing or Corporate Financing facility.

In a strong economic climate, interest rates may rise, which will decrease the fair value of our Loans Receivable at Fair Value, which reduces Net Revenue. Rising interest rates will also decrease the fair value of our asset-backed notes, which increases Net Revenue. Conversely, in a weak economic climate, interest rates may fall, which will increase the fair value of our Loans Receivable at Fair Value, which increases Net Revenue. Decreasing interest rates will also increase the fair value of our asset-backed notes, which reduces Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value will not fully offset each other.

The following table presents estimates at December 31, 2022. Actual results could differ materially from these estimates:

Change in Interest Rates	Projected percentage change in the fair value of our Loans Receivable at Fair Value	Projected percentage change in the fair value of our asset-backed notes	Projected change in net fair value recorded in earnings ($ in thousands)
-100 Basis Points	0.8%	0.8%	$4,354
-50 Basis Points	0.4%	0.4%	$2,149
-25 Basis Points	0.2%	0.2%	$1,065
Basis Interest Rate	—%	—%	$—
+25 Basis Points	(0.2)%	(0.2)%	$(1,067)
+50 Basis Points	(0.4)%	(0.4)%	$(2,115)
+100 Basis Points	(0.8)%	(0.8)%	$(4,177)
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

The following table presents estimates at December 31, 2022. Actual results could differ materially from these estimates:

Remaining Cumulative Prepayments	Projected percentage change in the fair value of our Loans Receivable at Fair Value	Projected change in net fair value recorded in earnings ($ in thousands)
120% of expected	(0.1)%	$(3,073)
110% of expected	(0.1)%	$(1,559)
100% of expected	—%	$—
90% of expected	0.1%	$1,594
80% of expected	0.1%	$3,233

Foreign Currency Exchange Risk

All of our revenue and substantially all of our operating expenses are denominated in U.S. dollars. Our non-U.S. dollar operating expenses in Mexico and India made up 4.1% of total operating expenses in 2022. All of our interest income is denominated in U.S. dollars and is therefore not subject to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Loans Receivable at Fair Value — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company’s loans receivable at fair value were at $3,144 million as of December 31, 2022. The loans receivable at fair value were valued as Level 3 financial instruments. Level 3 financial instruments are valued utilizing pricing inputs that are unobservable and significant to the entire fair value measurement. The Company estimates the fair value of the Level 3 loans receivable using a discounted cash flow model based on estimated future cash flows, which considers various inputs that require significant judgment. The model uses inputs that are not observable and inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value.

We identified the Company’s unsecured personal loans receivable at fair value portfolio as a critical audit matter because of the subjective process in determining significant inputs, assumptions, and judgments used to estimate the fair value. Auditing management’s assessment of unsecured personal loans receivable at fair value involved exercising subjective and complex judgments, required specialized skills and knowledge, and required an increased extent of audit effort, including obtaining audit evidence of the data sources used to estimate fair value and understanding the assumptions applied and the nature of significant inputs utilized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of unsecured personal loans receivable at fair value included the following, among others:

•We tested the effectiveness of management’s controls covering the overall estimate and the review of the accuracy and completeness of the underlying unsecured personal loan data utilized in the model calculations.

•We subjected the significant unobservable inputs to sensitivity analyses to evaluate changes in the fair value that would result from changes in the assumptions.
•We tested the accuracy and completeness of the significant unobservable inputs used in the valuation of unsecured personal loans receivable at fair value by detail testing the segmentation of the portfolio and underlying payment history and historical performance of the unsecured personal loans.
•With the assistance of our fair value specialists, we developed independent estimates of the unsecured personal loans receivable at fair value and compared our estimates to the Company’s estimates.
•We performed a retrospective review of management’s ability to accurately estimate the unsecured personal loans receivable at fair value by comparing modeled monthly cash flows to actual past performance.

/s/ Deloitte & Touche LLP

San Francisco, CA
March 13, 2023

We have served as the Company's auditor since 2010.

OPORTUN FINANCIAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$98,817	$130,959
Restricted cash	105,000	62,001
Loans receivable at fair value	3,143,653	2,386,807
Interest and fees receivable, net	31,796	20,916
Capitalized software and other intangibles, net	139,801	131,181
Goodwill	—	104,014
Right of use assets - operating	30,448	38,403
Other assets	64,180	72,344
Total assets	$3,613,695	$2,946,625

Liabilities and stockholders' equity
Liabilities
Secured financing	$317,568	$393,889
Asset-backed notes at fair value	2,387,674	1,651,706
Acquisition and corporate financing	222,879	114,092
Lease liabilities	37,947	47,699
Other liabilities	100,028	135,358
Total liabilities	3,066,096	$2,342,744
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at December 31, 2022 and December 31, 2021; 33,626,630 shares issued and 33,354,607 shares outstanding at December 31, 2022; 32,276,419 shares issued and 32,004,396 shares outstanding at December 31, 2021	7	6
Common stock, additional paid-in capital	547,799	526,338
Retained earnings	6,102	83,846
Treasury stock at cost, 272,023 and 272,023 shares at December 31, 2022 and December 31, 2021	(6,309)	(6,309)
Total stockholders’ equity	547,599	603,881
Total liabilities and stockholders' equity	$3,613,695	$2,946,625
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue
Interest income	$876,114	$575,839
Non-interest income	76,431	50,943
Total revenue	952,545	626,782
Less:
Interest expense	93,046	47,669
Net decrease in fair value	(218,842)	(48,632)
Net revenue	640,657	530,481

Operating expenses:
Technology and facilities	216,120	139,564
Sales and marketing	110,033	116,882
Personnel	154,850	115,833
Outsourcing and professional fees	67,630	57,931
General, administrative and other	58,838	37,480
Goodwill impairment	108,472	—
Total operating expenses	715,943	467,690

Income (loss) before taxes	(75,286)	62,791
Income tax expense	2,458	15,377
Net income (loss)	$(77,744)	$47,414

Net income (loss) attributable to common stockholders	$(77,744)	$47,414

Share data:
Earnings (loss) per share:
Basic	$(2.37)	$1.68
Diluted	$(2.37)	$1.56
Weighted average common shares outstanding:
Basic	32,825,772	28,191,610
Diluted	32,825,772	30,323,194
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

For the Years Ended December 31, 2022 and 2021
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2022	32,004,396	$6	$526,338	$83,846	$(6,309)	$603,881
Issuance of common stock upon exercise of stock options, net of shares withheld	546,312	1	(4,636)	—	—	(4,635)
Repurchase of stock options	(2,706)	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	30,125	—	—	30,125
Vesting of restricted stock units, net of shares withheld	806,605	—	(4,000)	—	—	(4,000)
Net loss	—	—	—	(77,744)	—	(77,744)
Balance – December 31, 2022	33,354,607	$7	$547,799	$6,102	$(6,309)	$547,599

Balance – January 1, 2021	27,679,263	$6	$436,499	$36,432	$(6,309)	$466,628
Issuance of common stock upon exercise of stock options	240,047	—	3,272	—	—	3,272
Stock-based compensation expense	—	—	19,888	—	—	19,888
Vesting of restricted stock units, net of shares withheld	562,904	—	(6,502)	—	—	(6,502)
Issuance of equity on business acquisition	3,522,182	—	73,181	—	—	73,181
Net income	—	—	—	47,414	—	47,414
Balance – December 31, 2021	32,004,396	$6	$526,338	$83,846	$(6,309)	$603,881

See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(77,744)	$47,414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,533	27,112
Goodwill impairment	108,472	—
Fair value adjustment, net	218,842	48,632
Origination fees for loans receivable at fair value, net	(26,845)	(15,836)
Gain on loan sales	(5,703)	(26,750)
Stock-based compensation expense	27,620	18,857
Deferred tax provision, net	—	16,451
Other, net	30,336	30,567
Originations of loans sold and held for sale	(52,742)	(214,598)
Proceeds from sale of loans	58,844	242,015
Changes in operating assets and liabilities	(80,738)	(10,417)
Net cash provided by operating activities	247,875	163,447
Cash flows from investing activities
Originations of loans	(2,762,828)	(1,842,211)
Proceeds from loan sales originated as held for investment	249,271	—
Repayments of loan principal	1,396,896	1,107,850
Capitalization of system development costs	(48,892)	(26,477)
Acquisition of Digit, net of acquirer's cash received	—	(111,652)
Other, net	(5,995)	(12,296)
Net cash used in investing activities	(1,171,548)	(884,786)
Cash flows from financing activities
Borrowings under secured financing	1,972,000	1,291,795
Borrowings under asset-backed notes, acquisition and corporate financing	1,262,059	1,479,332
Repayments of secured financing	(2,050,000)	(1,144,996)
Repayments of asset-backed notes, acquisition and corporate financing	(232,675)	(875,007)
Payments of deferred financing costs	(8,189)	(2,183)
Net payments related to stock-based activities	(8,665)	(3,232)
Net cash provided by financing activities	934,530	745,709
Net increase in cash and cash equivalents and restricted cash	10,857	24,370
Cash and cash equivalents and restricted cash, beginning of period	192,960	168,590
Cash and cash equivalents and restricted cash, end of period	$203,817	$192,960

Supplemental disclosure of cash flow information
Cash and cash equivalents	$98,817	$130,959
Restricted cash	105,000	62,001
Total cash and cash equivalents and restricted cash	$203,817	$192,960

Cash paid for income taxes, net of refunds	$(3,457)	$3,884
Cash paid for interest	$85,775	$46,831
Cash paid for amounts included in the measurement of operating lease liabilities	$15,696	$17,603
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$4,161	$12,392
Net issuance of stock related to Digit acquisition	$—	$73,181
Non-cash investment in capitalized assets	$2,672	$2,103
Non-cash financing activities	$1,550	$33
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2022

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the "Company") is a digital banking platform that puts its members’ financial goals within reach. With intelligent borrowing, savings, budgeting, and spending capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and view as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. With its acquisition of Hello Digit, Inc. ("Digit") on December 22, 2021, the Company can now offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. The Company's credit products include personal loans, secured personal loans and credit cards. The Company's digital banking products include automated savings, digital banking, long-term investing and retirement savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

As of December 31, 2022, 45%, 26%, 9%, 5% and 4% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively. Owned principal balance related to borrowers from each of the remaining states of operation continues to be at or below 3%. As of December 31, 2021, 49%, 27%, 7% and 6% of the owned principal balance related to borrowers from California, Texas, Florida and Illinois, respectively, and the owned principal balance related to borrowers from each of the remaining states was at or below 3%.

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

Loans Receivable at Fair Value ‑ Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are considered as loans held for investment. The Company elected the fair value option for all loans receivable held for investment. Under fair value accounting, direct loan origination fees are recognized in income immediately and direct loan origination costs are expensed in the period the loan originates. In addition, the Company recognizes annual fees on credit card receivables into income immediately upon activation of the credit card by the credit card holder and subsequent annual fees when billed upon the anniversary of the credit card account. Loans are charged off at the earlier of when loans are determined to be uncollectible or when loans are 120 days contractually past due, or 180 days contractually past due in the case of credit cards. Recoveries are recorded when cash is received on loans that had been previously charged off. The Company estimates the fair value of the loans using a discounted cash flow model, which considers various unobservable inputs such as remaining cumulative charge-offs, remaining cumulative prepayments or principal payment rates for our credit card receivables, average life and discount rate. The Company re-evaluates the fair value of loans receivable at the close of each measurement period. Changes in fair value are recorded in "Net decrease in fair value" in the Consolidated Statements of Operations in the period of the fair value changes.

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

Derivatives - Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. Changes in fair value and settlements of derivative instruments are reflected in earnings as a component of "net decrease in fair value" in the Consolidated Statements of Operations. The Company does not use derivative instruments for trading or speculative purposes. Based on the agreements entered into with Pathward, N.A. (formerly known as MetaBank, N.A.) for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. Oportun bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreements.

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

In response to a sustained decline in the Company's share price primarily driven by macroeconomic conditions, the Company conducted a quantitative test of our goodwill as of September 30, 2022. As a result of this quantitative test, the Company identified an impairment to goodwill resulting in recognition of a $108.5 million non-cash goodwill impairment charge for the year ended December 31, 2022. There were no goodwill impairment charges during the year ended December 31, 2021. For further discussion, refer to Note 7, Capitalized Software, Other Intangibles and Goodwill.

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

Impairment ‑ The Company reviews long-lived assets, including fixed assets, right of use assets and system development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired for the years ended December 31, 2022 and 2021, except as disclosed in Note 7, Capitalized Software, Other Intangibles and Goodwill.

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

Non-Interest Income

Non-interest income includes subscription revenue, servicing fees, gain on loan sales, debit card income, documentation fees, sublease income and other income.

Subscription Revenue - The Company earns revenue on a subscription basis from users of its platform. Revenue is recognized ratably over each month as the performance obligation is satisfied over time. Deferred revenue is recognized when the service period spans into the following month.

Servicing Fees ‑ The Company retains servicing rights on sold loans. Servicing fees comprise the contractual annual servicing fee based upon the average daily principal balance of loans sold that the Company earns for servicing loans sold to a third-party financial institution. The servicing fee compensates the Company for the costs incurred in servicing the loans, including providing customer services, receiving borrower payments and performing appropriate collection activities. Management believes the fee approximates a market rate and accordingly has not recognized a servicing asset or liability.

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

For the years ended December 31, 2022 and 2021 all of the Company's loan sales met the requirements for sale treatment. The Company records the gain on the sale of a loan at the sale date in an amount equal to the proceeds received less outstanding principal, accrued interest, late fees and net deferred origination costs.

Debit card income is the revenue from interchange fees when borrowers use our reloadable debit card for purchases as well as the associated card user fees.

Documentation Fees - On a monthly basis Pathward, N.A. pays the Company documentation fees as compensation for its role in facilitation of loan originations by Pathward. The documentation fees are equivalent to loan origination fees charged by Pathward to its borrowers. Documentation fees to which the Company expects to be entitled are variable consideration because loan volume originated over the contractual term is not known at the contract’s inception. The transaction fee is determined each time a loan is issued based on that loan’s initial principal amount and is recognized when performance is complete and upon the successful origination of a borrower's loan.

Sublease income is the rental income from subleasing a portion of our existing right of use assets.

Other income includes marketing incentives paid directly to us by the merchant clearing company based on transaction volumes, interest earned on cash and cash equivalents and restricted cash, and gain (loss) on asset sales.

Interest expense ‑ Interest expense consists of interest expense associated with the Company’s asset-backed notes, Corporate Financing and Secured Financing, and it includes the amortization of deferred origination costs for the Corporate Financing and Secured Financing facilities as well as fees for the unused portion of the Secured Financing facility. The Company elected the fair value option for all asset-backed notes. Accordingly, all origination costs for such asset-backed notes at fair value are expensed as incurred.

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

Treasury Stock ‑ Treasury stock is reported at cost, and no gain or loss is recorded on stock repurchase transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company did not retire or re-issue any treasury stock for the years ended December 31, 2022 and 2021.

Basic and Diluted Earnings per Share ‑ Basic earnings per share is computed by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. The Company computes earnings per share using the two-class method required for participating securities. The Company considers all series of convertible preferred stock to be participating securities due to their noncumulative dividend rights. As such, net income allocated to these participating securities, which includes participation rights in undistributed earnings, are subtracted from net income to determine total undistributed net income to be allocated to common stockholders. All participating securities are excluded from basic weighted-average common shares outstanding.

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

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Net income (loss)	$(77,744)	$47,414
Net income (loss) attributable to common stockholders	$(77,744)	$47,414

Basic weighted-average common shares outstanding	32,825,772	28,191,610
Weighted average effect of dilutive securities:
Stock options	—	1,375,915
Restricted stock units	—	755,669
Diluted weighted-average common shares outstanding	32,825,772	30,323,194

Earnings (loss) per share:
Basic	$(2.37)	$1.68
Diluted	$(2.37)	$1.56

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021
Stock options	3,527,096	2,038,022
Restricted stock units	4,347,899	19,073
Total anti-dilutive common share equivalents	7,874,995	2,057,095

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2022	2021
Consolidated VIE assets
Restricted cash	$91,395	$41,803
Loans receivable at fair value	3,081,557	2,267,205
Interest and fee receivable	30,443	19,869
Total VIE assets	3,203,395	2,328,877
Consolidated VIE liabilities
Secured financing (1)	320,000	398,000
Asset-backed notes at fair value	2,387,674	1,651,706
Acquisition financing (1)	85,679	116,000
Total VIE liabilities	$2,793,353	$2,165,706
(1) Amounts exclude deferred financing costs. See Note 9, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Structured Loan Sales - On March 31, 2022, the Company participated in a securitization whereby the Company and funds managed by Ellington Management Group both contributed collateral and were co-sponsors of the transaction, which totaled $400.0 million in issued asset-backed notes. As part of the securitization, the Company sold loans to OPTN Funding Grantor Trust 2022-1 through the issuance of amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans. The Company also sold its share of the residual interest in the pool. The Company's continued involvement in the unconsolidated VIEs is in the form of servicer of these loans. The Company does not have variable interest in the Grantor Trust or the issuer established for this transaction. The sold loans were accounted for under the fair value option and had an aggregate unpaid principal balance of approximately $227.6 million, a cumulative fair value mark of $15.9 million and unpaid interest of $1.5 million. The Company received $245.0 million of net proceeds and by selling both its notes and residual interest, the Company derecognized these loans from its Consolidated Balance Sheets.

Other Loan Sales - The Company enters into agreements to sell certain populations of its personal loans and credit card receivables from time to time. The sold loans were accounted for under the fair value option. During the year ended December 31, 2022, the Company sold loans that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $66.2 million, and a cumulative fair value mark of $(61.9) million. The Company received $4.3 million of net proceeds. The loan sales qualified for sale accounting treatment and the Company derecognized these loans from its Consolidated Balance Sheets when the loans were sold.

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

The originations of loans sold and held for sale during the year ended December 31, 2022 was $52.7 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $17.4 million. The originations of loans sold and held for sale during the year ended December 31, 2021 was $214.6 million and the Company recorded a gain on sale of $26.8 million and servicing revenue of $13.3 million.

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

The goodwill of $104.0 million arising from the acquisition consists largely of revenue synergies expected from combining the operations of the Company and Digit. The goodwill is not deductible for U.S. federal income tax purposes. We recognized a $108.5 million non-cash impairment charge for the year ended December 31, 2022. For details regarding the impairment charge, refer to Note 7, Capitalized Software, Other Intangibles and Goodwill.

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

December 31,
(in thousands)	2021
Total revenues	$666,158
Net income (loss) attributable to shareholders	$33,971

The Company recognized acquisition and integration related costs of approximately $29.7 million and $10.6 million in the years ended December 31, 2022 and 2021, respectively, which are included in the General, administrative and other expense in the Consolidated Statements of Operations.

7.	Capitalized Software, Other Intangibles and Goodwill

Capitalized software, net consists of the following:

	December 31,
(in thousands)	2022	2021
Capitalized software, net:
System development costs	$135,303	$84,550
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(79,679)	(45,433)
Total capitalized software, net	$104,124	$87,617

Capitalized software, net

Amortization of system development costs and acquired developed technology for years ended December 31, 2022 and 2021 was $34.2 million and $16.9 million, respectively. System development costs capitalized in the years ended December 31, 2022 and 2021 were $51.5 million and $77.1 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Digit.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Intangible assets:
Member relationships	34,500	$34,500
Trademarks	6,426	6,364
Other	3,000	3,000
Less: Accumulated amortization	(8,249)	$(300)
Total intangible assets, net	35,677	$43,564

Amortization of intangible assets for the years ended December 31, 2022 and 2021 was $7.9 million and $0.3 million.

Expected future amortization expense for intangible assets as of December 31, 2022 is as follows:

(in thousands)	Fiscal Years
2023	$7,948
2024	7,798
2025	4,929
2026	4,929
2027	4,929
Thereafter	4,780
Total	$35,313

Goodwill

The Company recorded goodwill of $104.0 million arising from the acquisition of Digit on December 22, 2021. The Company recorded increases to goodwill of $4.5 million, during the twelve months ended December 31, 2022, as part of the twelve-month measurement period. These increases were primarily due to changes in deferred taxes resulting from the filing of Digit's pre-acquisition tax returns.

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

As of September 30, 2022, the market capitalization plus the estimated control premium was less than the carrying value of the Company. As a result, the Company recognized a non-cash pre-tax impairment charge of $108.5 million during the year ended December 31, 2022 to write down the carrying value of goodwill. The non-cash impairment charge is included in Goodwill impairment in the Consolidated Statements of Operations for the year ended December 31, 2022. There were no goodwill impairment charges during the year ended December 31, 2021.

The following table represents the changes in goodwill since December 31, 2021:

(in thousands)	Goodwill
Balance as of December 31, 2021	$104,014
Measurement adjustments during period	4,458
Impairment	(108,472)
Balance as of December 31, 2022	$—

8.	Other Assets

Other assets consist of the following:

	December 31,
(in thousands)	2022	2021
Fixed assets
Total fixed assets	$48,212	$44,100
Less: Accumulated depreciation	(37,688)	(34,185)
Total fixed assets, net	$10,524	$9,915

Other assets
Loans held for sale	$50	$491
Prepaid expenses	24,167	25,355
Deferred tax assets	1,793	3,923
Current tax assets	8,245	13,330
Other	19,401	19,330
Total other assets	$64,180	$72,344

Fixed Assets

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $5.2 million and $9.4 million, respectively.

9.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

				December 31, 2022	December 31, 2021
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$150,000	December 1, 2023	Variable (1)	$76,574	$40,108
Oportun PLW Trust	600,000	September 1, 2024	LIBOR (minimum of 0.00%) + 2.17%	240,994	353,781
Total secured financing	$750,000			$317,568	$393,889

(1) The interest rate on the Secured Financing - CCW facility is LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance.

The following table presents information regarding asset-backed notes:

	December 31, 2022
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate (3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$285,218	$301,967	8.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	313,689	344,218	7.03%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	380,313	414,293	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	435,951	518,929	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	432,123	519,182	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	348,046	389,740	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	192,334	218,571	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$2,387,674	$2,706,900

	December 31, 2021
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$497,774	$525,436	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	498,487	521,174	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	374,363	391,325	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	281,082	299,310	3.46%	3 years
Total asset-backed notes recorded at fair value:	$1,654,412	$1,703,271	$1,651,706	$1,737,245
(1) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2) Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3) Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of December 31, 2022. The weighted average interest rate for Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4) The revolving period for Series 2019-A ended on August 1, 2022 and the asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				December 31, 2022	December 31, 2021
Entity	Original Balance (1)	Maturity Date (2)	Interest Rate (3)	Balance	Balance
(in thousands)
Oportun Financial Corporation	$150,000	September 14, 2026	SOFR (minimum of 0.00% + 9.00%	$141,957	$—
Oportun RF, LLC	116,000	May 1, 2024	SOFR (minimum of 0.00%) + 8.00%	80,922	114,092
Total acquisition and corporate financing	$266,000			$222,879	$114,092
(1) The Acquisition Financing Facility (Oportun RF, LLC) was amended on May 24, 2022 and upsized for an additional $20.9 million and was amended again on July 28, 2022 and upsized for an additional $9.1 million.
(2) Pursuant to an amendment on November 2, 2022, the maturity date of the Acquisition Financing Facility (Oportun RF, LLC) was changed from October 2024 to June 2024. The Acquisition Financing Facility was further amended on December 2, 2022 to change the maturity date to May 2024.
(3) The interest rate on the Acquisition Financing Facility (Oportun RF, LLC) was LIBOR (minimum of 0.00%) plus 8.00% as of December 31, 2021.

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

Also on May 24, 2022, and subsequently on July 28, 2022, pursuant to amended indentures, Oportun RF, LLC, a wholly owned subsidiary of the Company issued an additional $20.9 million and $9.1 million asset-backed floating rate variable funding notes, and asset-backed residual certificates, both of which are secured by certain cash flows from the Company's securitizations and guaranteed by Oportun, Inc., increasing the size of the Acquisition Financing facility to $119.5 million The amendments also replaced the interest rate based on LIBOR with an interest rate based on SOFR plus 8.00%. The Acquisition Financing facility was scheduled to pay down based on an amortization schedule with a final payment in May 2024. Subsequently, on February 10, 2023, the Acquisition Financing facility was further amended, including among other things, revising the interest rate to SOFR plus 11.00% and adjusting the amortization schedule to defer $42.0 million in principal payments through July 2023, with final payment in October 2024.

On July 22, 2022 the Company completed the issuance of $400.0 million of Series 2022-2 fixed rate asset-backed notes in a private asset-backed securitization transaction secured by a pool of unsecured and secured installment loans. The notes were priced with a weighted average yield of 8.00% per annum and weighted average interest rate over the term of the transaction of 7.77% per annum.

On September 14, 2022, the Company entered into a credit agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan is subject to a prepayment premium. The obligations under the credit agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75 million. At closing and as part of the Incremental Tranche A-1, we borrowed $20.8 million and will receive an additional $4.2 million in Incremental Tranche A-2 loans on or about March 27, 2023. We may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis, in two $25.0 million tranches, expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively. The term loan now bears interest at an amount payable in cash equal to 1-month term SOFR plus 9.00% plus an amount payable in cash or in kind, at the Company’s option, equal to 3.00%.

On November 3, 2022, the Company completed the issuance of $300 million of Series 2022-3 fixed rate asset-backed notes in a private asset-backed securitization transaction secured by a pool of unsecured and secured installment loans. The notes were priced with a weighted average yield of 10.94% per annum and weighted average interest rate of 9.51% per annum.

On March 8, 2023, the Credit Card Warehouse was amended. This amendment, among other things, extends the revolving period by a year, to December 31, 2024, and reduces the commitment from $150.0 million to $120.0 million.

As of December 31, 2022 and 2021, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition Financing and Corporate Financing facilities and asset-backed notes.

10.	Other Liabilities

Other liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accounts payable	$9,670	$8,343
Accrued compensation	12,502	36,417
Accrued expenses	26,193	36,464
Accrued interest	8,445	3,276
Amount due to whole loan buyer	3,073	14,062
Deferred tax liabilities	30,575	28,424
Current tax liabilities and other	9,570	8,372
Total other liabilities	$100,028	$135,358

11.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2022 or 2021.

Common Stock - As of December 31, 2022 and 2021, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, 33,626,630 and 33,354,607 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2021, 32,276,419 and 32,004,396 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

12.	Equity Compensation and Other Benefits

2019 Equity Incentive Plan

We currently have one stockholder-approved plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and replaced the Amended and Restated 2005 Stock Option / Stock Issuance Plan and the 2015 Stock Option/Stock Issuance Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards (collectively, "awards"). ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The maximum number of shares of our common stock that may be issued under the 2019 Plan will not exceed 9,072,159 shares, of which, 1,802,994 were available for future awards as of December 31, 2022. The number of shares of the Company's common stock reserved for issuance under its 2019 Plan will automatically increase on January 1 of each year for the remaining term of the plan, by 5% of the total number of shares of its common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Board prior to the applicable January 1st. The shares available for issuance increased by 1,600,219 shares, on January 1, 2022, pursuant to the automatic share reserve increase provision.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 1,593,052 shares and as of December 31, 2022, no shares have been issued under the ESPP. The number of shares of the Company's common stock reserved for issuance under its ESPP will automatically increase on January 1 of each calendar year for the remaining term of the plan by the lesser of (1) 1% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, (2) 726,186 shares, and (3) a number of shares determined by the Board. The shares available for issuance increased by 320,043 shares, on January 1, 2022, pursuant to the automatic share reserve increase provision.

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

2021 Inducement Equity Incentive Plan

Effective December 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 563,955 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2021 Inducement Plan will not exceed 563,955 shares, of which, 39,635 were available for future awards as of December 31, 2022. The 2021 Inducement Plan was approved by the Company’s Board without stockholder approval in accordance with such rule.

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

The fair value of stock option grants was estimated with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected volatility (employee)	63.4%	62.5%
Risk-free interest rate (employee)	2.3%	0.9%
Expected term (employee, in years)	6.1	6.1
Expected dividend	—%	—%

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

Stock Option Activity - A summary of the Company's stock option activity under the 2005 Plan, 2015 Plan, and 2019 Plan at December 31, 2022 is as follows:

(in thousands, except share and per share data)	Options Outstanding	Options Weighted-Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance – January 1, 2022	4,187,855	14.63	4.59	$27,011
Options granted	541,713	13.02
Options exercised	(1,005,738)	1.58
Options canceled	(331,273)	20.25
Options forfeited	(94,019)	17.24
Balance – December 31, 2022	3,298,538	17.71	5.43	$202

Options vested and expected to vest - December 31, 2022	3,298,538	17.71	5.43	$202
Options vested and exercisable - December 31, 2022	2,482,741	18.39	4.55	$202

Information on stock options granted, exercised and vested is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021
Weighted average fair value per share of options granted	$7.76	$12.11
Cash received from options exercised, net (1)	(4,636)	3,272
Aggregate intrinsic value of options exercised	11,884	2,380
Fair value of shares vested	3,863	4,974
(1) The amount reflected for the year ended December 31, 2022 is the net of cash received from options exercised of $1.6 million and the cash paid for employee tax withholding settled in shares of $6.2 million.

As of December 31, 2022 and 2021, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $6.2 million and $6.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.6 years and 2.2 years, respectively.

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

As part of the Digit acquisition in 2021, 501,906 shares of the Company’s restricted stock units were issued to certain Digit employees to replace the outstanding unvested stock options that were previously issued to the employees of Digit. The RSUs are subject to the same service-based requirements as the historical stock option grants. The Company awarded an additional 650,460 RSUs to certain Digit employees that vest upon satisfaction of time-based criterion of up to four years. For grants with a one-year vesting term, 50% will vest on the six-month anniversary of the vesting commencement date with the balance vesting in two successive equal quarterly installments thereafter. For grants with a two-year vesting term, 25% will vest on the six-month anniversary of the vesting commencement date with the balance vesting in six equal quarterly installments thereafter or 50% will vest on the twelve-month anniversary of the vesting commencement date with the balance vesting in four successive equal quarterly installments thereafter. For grants with a three-year vesting term, 16.667% will vest on the six-month anniversary of the vesting commencement date, with the balance vesting in ten successive equal quarterly installments thereafter. For grants with four-year vesting term, 12.5% will vest on the six-month anniversary of the vesting commencement date, with the balance vesting in 14 successive equal quarterly installments thereafter.

A summary of the Company’s RSU activity under the 2015 Plan, 2019 Plan and 2021 Inducement Plan for the year ended December 31, 2022 is as follows:

	RSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2022	3,354,333	19.48
Granted	3,091,511	11.48
Vested (1)	(1,224,579)	19.52
Forfeited	(726,318)	16.95
Balance – December 31, 2022	4,494,947	14.37
Expected to vest after December 31, 2022	4,420,579	14.45
(1) The Company allows its Board to defer all or a portion of monetary remuneration paid to the Director. As of December 31, 2022, there were 74,368 restricted stock units vested for which the holders elected to defer delivery of the Company's shares.

As of December 31, 2022 and 2021, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $51.6 million and $54.1 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.7 years and 2.6 years, respectively.

Stock-based Compensation - Total stock-based compensation expense included in the Consolidated Statements of Operations, net of amounts capitalized to system development costs is as follows:

	Year Ended December 31,
(in thousands of dollars)	2022	2021
Technology and facilities	$6,993	$2,844
Sales and marketing	143	125
Personnel	20,484	15,888
Total stock-based compensation (1)	$27,620	$18,857
(1) Amounts shown are net of $2.5 million and $1.0 million of capitalized stock-based compensation for the year ended December 31, 2022 and 2021, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The Company recognized $8.1 million and $5.4 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $3.3 million and $(0.2) million for the years ended December 31, 2022 and 2021, respectively.

Retirement Plan

The Company maintains a 401(k) Plan, which enables employees to make pre-tax or post-tax deferral contributions to the participating employees account. Employees may contribute a portion of their pay up to the annual amount as set periodically by the Internal Revenue Service. The Company provides for an employer 401(k) contribution match of up to 4% of an employee’s eligible compensation. The total amount contributed by the Company for the years ended December 31, 2022 and 2021 was $6.4 million and $3.7 million, respectively. All employee and employer contributions will be invested according to participants’ individual elections.

13.	Revenue

Interest Income - Total interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Interest income
Interest on loans	$854,245	$566,155
Fees on loans	21,869	9,684
Total interest income	$876,114	$575,839

Non-interest Income - Total non-interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Non-interest income
Gain on loan sales	$5,703	$26,750
Servicing fees	19,928	13,253
Subscription revenue	31,186	813
Other income	19,614	10,127
Total non-interest income	$76,431	$50,943

14.	Income Taxes

The following are the domestic and foreign components of the Company’s income before taxes:

	Year Ended December 31,
(in thousands)	2022	2021
Domestic	$(83,793)	$61,087
Foreign	8,507	1,704
Income (loss) before taxes	$(75,286)	$62,791

The provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Current
Federal	$(1,217)	$(1,394)
State	$1,505	$(516)
Foreign	$2,227	$836
Total current	$2,515	$(1,074)

Deferred
Federal	(712)	11,005
State	806	5,372
Foreign	(151)	74
Total deferred	$(57)	$16,451
Total provision for income taxes	$2,458	$15,377

Income tax expense was $2.5 million and $15.4 million for the years ended December 31, 2022 and 2021, which represents an effective tax rate of (3.3)% and 24.5%, respectively.

A reconciliation of income tax expense with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Income tax (benefit) expense computed at U.S. federal statutory rate	$(15,810)	$13,186
State tax	1,403	4,646
Foreign rate differential	289	552
Federal tax credits	(2,621)	(1,962)
Share based compensation expense	506	(353)
Change in unrecognized tax benefit reserves	1,326	853
Net operating loss carryback tax rate differential	—	(172)
Return to provision adjustment	(5,798)	(2,812)
Non-deductible acquisition costs	—	1,458
Goodwill impairment	22,779	—
Fines and penalties	578	6
Other	(194)	(25)
Income tax expense	$2,458	$15,377
Effective tax rate	(3.3)%	24.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The primary components of the Company’s net deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued expenses and reserves	$3,361	$3,356
Leases	10,174	12,859
Share-based compensation	8,335	7,410
CARES Act payroll taxes	—	536
Net operating loss & credit carryforward	41,169	23,916
Other	245	—
Total deferred tax assets	$63,284	$48,077
Valuation allowance	$—	$—
Deferred tax liabilities:
System development costs	$(11,803)	$(22,323)
Right of use assets	(8,163)	(10,353)
Depreciation and amortization	(6,813)	(7,112)
Fair value adjustment - Loans Receivable	(12,077)	(30,718)
Fair value adjustment - Bonds Payable	(53,210)	(1,838)
Other	—	(234)
Total deferred tax liabilities	(92,066)	(72,578)
Net deferred taxes	$(28,782)	$(24,501)

As provided for in the Tax Cuts and Jobs Act of 2017, our historical earnings were subject to the one-time transition tax and can now be repatriated to the U.S. with a de minimis tax cost due to the participation exemption put in place by the 2017 Tax Act. The Company continues to assert that both its historical and current earnings in its foreign subsidiaries are permanently reinvested and therefore no deferred taxes have been provided.

On December 22, 2021, the Company completed the acquisition of Digit, in which Digit became a wholly-owned subsidiary of the Company, triggering an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. This transaction was considered a stock acquisition for tax purposes. The tax attributes acquired were updated during the year due to the twelve-month measurement period. Digit has a $53.3 million federal net operating loss carryforward, all of which is available to offset future taxable income during the carryforward periods based on limitations under IRC Section 382. The Company also acquired state NOLs of $27.4 million. The Company has not recorded a valuation allowance on the federal or state net operating loss balances as it believes that it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $135.2 million, of which $17.7 million expires beginning in 2033 and $117.5 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $119.1 million which are set to begin expiring in 2031. As of December 31, 2022, the Company had federal and California research and development tax credit carryforwards of $5.2 million and $5.0 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2022	2021
Balance as of January 1,	$5,170	$3,927
Increases related to current year tax positions	894	680
Increases related to prior year tax positions	544	638
Decreases related to prior year tax positions	—	(75)
Balance as of December 31,	$6,608	$5,170

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2022 and 2021 were $0.9 million and $0.4 million, respectively. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company does not expect to release any of the uncertain tax positions within the next twelve months. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $4.5 million.

Due to the net operating loss carryforwards, the Company’s United States federal and significant state returns are open to examination by the Internal Revenue Service and state jurisdictions for years ended December 31, 2012 and 2013, respectively, and forward. For Mexico, all tax years ended December 31, 2017 and forward remain open for examination by the Mexico taxing authorities. For India, all tax years remain open for examination by the India taxing authorities.

15.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company elected the fair value option for all loans receivable held for investment and for all asset-backed notes. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances as of the dates shown:

	December 31, 2022		December 31, 2021
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,967,266	$3,027,401	$2,205,537	$2,321,150
Loans receivable - credit cards	131,343	116,252	67,327	65,657
Total loans receivable	$3,098,609	$3,143,653	$2,272,864	$2,386,807
Liabilities
Asset-backed notes	$2,582,025	$2,387,674	$1,654,412	$1,651,706

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loan receivables balance at fair value as of 12/31/2022, consists of $2,903.2 million of unsecured personal loan receivables and $124.2 million of secured personal loan receivables.

	December 31, 2022			December 31, 2021 (3)
Personal Loan Receivables	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	5.06%	51.45%	9.86%	6.75%	51.86%	9.53%
Remaining cumulative prepayments (1)	—%	33.59%	28.73%	—%	44.25%	32.47%
Average life (years)	0.05	1.52	1.01	0.22	1.51	0.87
Discount rate	11.34%	11.34%	11.34%	6.90%	6.90%	6.90%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of borrower, original loan maturity terms).
(3) The weighted average amounts disclosed for remaining cumulative charge-offs, average life and discount rate and the minimum and maximum discount rate as of December 31, 2021 differ from what was previously disclosed for comparability to amounts disclosed as of December 31, 2022. The amounts disclosed previously as of December 31, 2021 included aggregated inputs for both personal loan receivables and credit card receivables. This disclosure has been disaggregated as of December 31, 2022.

	December 31, 2022	December 31, 2021
Credit Card Receivables	Range	Range
Remaining cumulative charge-offs (1)	22.80%	11.81%
Principal payment rate (1)	9.28%	18.07%
Average life (years)	0.69	0.34
Discount rate	14.84%	8.35%
(1) Figure disclosed as a percentage of outstanding principal balance.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the years ended December 31, 2022 and 2021. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

For personal loan receivables, the Company developed an internal model to estimate the fair value of loans receivable held for investment. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the

Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

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

For credit card receivables, the Company uses historical data to derive assumptions about certain loan portfolio characteristics such as principal payment rates, interest yields and fee yields. Similar to the model used for personal loan receivables, the Company engaged a third party to create an independent fair value estimate, which provides a range of fair values that are compared for reasonableness.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	December 31,
(in thousands)	2022	2021
Balance – beginning of period	$2,386,807	$1,696,526
Principal disbursements	3,111,276	2,052,280
Principal payments from borrowers	(1,974,832)	(1,276,058)
Gross charge-offs	(310,701)	(142,985)
Net (decrease) increase in fair value	(68,897)	57,044
Balance ‑ end of period	$3,143,653	$2,386,807

As of December 31, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $4.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $35.2 million. As of December 31, 2021, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $3.5 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $20.7 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	December 31, 2022
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$98,817	$98,817	$98,817	$—	$—
Restricted cash	105,000	105,000	105,000	—	—
Liabilities
Accounts payable	9,670	9,670	9,670	—	—
Secured financing (Note 9)	320,000	306,574	—	306,574	—
Acquisition and corporate financing (Note 9)	235,679	233,166	—	233,166	—

	December 31, 2021
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130,959	$130,959	$130,959	$—	$—
Restricted cash	62,001	62,001	62,001	—	—
Loans held for sale (Note 5)	491	547	—	—	547
Liabilities
Accounts payable	8,343	8,343	8,343	—	—
Secured financing (Note 9)	398,000	396,081	—	396,081	—
Acquisition and corporate financing (Note 9)	116,000	116,000	—	116,000	—

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
There were no transfers in or out of Level 3 assets and liabilities for the years ended December 31, 2022 and 2021.

16.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 10 years or less.

During the first quarter of 2022, the Company made the decision to close an additional 27 retail locations in April 2022. The Company incurred $1.4 million in expenses related to the accelerated amortization of right-of-use assets for the year ended December 31, 2022. The retail location closures were substantially completed in the second quarter of 2022 and the Company does not expect any additional expenses to be incurred.

As a result of the retail network optimization plan, for the year ended December 31, 2021, the Company incurred $12.8 million in expenses related to retail location closures. $5.2 million of the expenses related to the retail location closures for the year ended December 31, 2021 relate to the accelerated amortization of right-of-use assets and the renegotiation of lease liabilities. The initial retail network optimization plan was substantially completed in the third quarter of 2021.

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

As of December 31, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023	$13,879
2024	11,940
2025	9,969
2026	3,918
2027	1,032
Thereafter	25
Total lease payments	40,763
Imputed interest	(2,816)
Total leases	$37,947

Total sublease income	$—

Net lease liabilities	$37,947
Weighted average remaining lease term	3.2 years
Weighted average discount rate	4.06%

As of December 31, 2021, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2022	$14,927
2023	13,214
2024	11,142
2025	9,238
2026	3,387
Thereafter	706
Total lease payments	52,614
Imputed interest	(4,030)
Total leases	$48,584

Sublease income
2022	$(896)
2023 and thereafter	—
Total lease payments	(896)
Imputed interest	11
Total sublease income	$(885)

Net lease liabilities	$47,699
Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.01%

Rental expenses under operating leases for the years ended December 31, 2022 and 2021 were $18.5 million and $24.3 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2023. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $26.4 million in 2023, $14.1 million in 2024, $5.5 million in 2025, $2.0 million in 2026, and $0.0 million in 2027 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of December 31, 2022, the Company has a commitment to purchase an additional $0.6 million of program loans based on originations through December 31, 2022.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at December 31, 2022 and 2021 were $45.0 million and $39.8 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

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

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID. In connection with such consent order, Digit agreed to implement a redress and compliance plan to pay at least $68,145 in consumer redress to consumers who may have been harmed and paid a $2.7 million civil penalty to the CFPB in the third quarter of 2022. The Company had previously established a reserve for the redress and civil penalty in the second quarter of 2022.

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

17.	Subsequent Events

On February 9, 2023, the Company announced that it is taking a series of measures to streamline its operations, including reducing the size of its corporate staff by 10%, impacting approximately 155 employees, and reducing its expenditures on external contractors. In relation to these and other personnel related activities, management expects to incur non-recurring, pre-tax charges of $6 to $7 million in the first quarter of 2023. The estimates of the charges and expenditures that the Company expects to incur in connection with these activities, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with these measures.

On February 10, 2023, the Acquisition Financing facility was further amended. This fifth amendment, among other things, revises the interest rate from SOFR plus 8.00% to SOFR plus 11.00% and adjusts the amortization schedule to defer $42.0 million in principal payments through July 2023, with a final payment in October 2024.

On March 8, 2023, the Credit Card Warehouse was further amended. This amendment, among other things, extends the revolving period by a year, to December 31, 2024, and reduces the commitment from $150.0 million to $120.0 million.

On March 10, 2023 (the “Second Amendment Closing Date”), the Company amended its Corporate Financing facility by entering into an Amendment No. 2 (the “Second Amendment”) by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain affiliates of Neuberger Berman Specialty Finance as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), which amended the Credit Agreement, dated as of September 14, 2022 (as amended, supplemented or otherwise modified, including by the Second Amendment, the “Amended Credit Agreement”), by and among the Company, the lenders from time to time party thereto and the Agent.

On the Second Amendment Closing Date, the Company borrowed $20.8 million of incremental term loans (the “Incremental Tranche A-1 Loans”) and intends to borrow an additional $4.2 million of incremental term loans (the “Incremental Tranche A-2 Loans”) on or about March 27, 2023, which amount has been committed by the applicable lenders. Under the Amended Credit Agreement, the Company may borrow up to an aggregate additional amount of $50.0 million on an uncommitted basis, in two $25.0 million tranches (the “Incremental Tranche B Loans” and the “Incremental Tranche C Loans”) expected to be available, if provided by the applicable lenders, on or about April 21, 2023 and June 23, 2023, respectively.

The loans (the “Loans”) and other obligations under the Amended Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the Loans, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

Following the Second Amendment Closing Date the Loans bear interest, at (a) an amount equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at the Company's option, equal to 3.00%. The Loans are scheduled to mature on September 14, 2026, and are not subject to amortization. Certain prepayments of the Loans are subject to a prepayment premium.

On the Second Amendment Closing Date, pursuant to the Second Amendment, the Company issued warrants (the “Warrants”) to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. In addition, (a) in connection with the funding of the Incremental Tranche A-2 Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock, (b) in connection with the funding of the Incremental Tranche B Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock, and (c) in connection with the funding of the Incremental Tranche C Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock, in each case, at an exercise price of $0.01 per share. The Company also entered into a Registration Rights Agreement with the applicable lenders on the Second Amendment Closing Date (the “Registration Rights Agreement”), which stipulates that the Company will file a registration statement with the Securities and Exchange Commission with respect to the shares underlying the Warrants.

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

As of December 31, 2022, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022 our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of Exchange Act that occurred during the during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oportun Financial Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 13, 2023, expressed an unqualified opinion on those financial statements.

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
March 13, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans and credit card receivables that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
Adjusted EBITDA	Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, interest expense from corporate financing, certain non-recurring charges, origination fees for Loans Receivable at Fair Value, net and fair value mark-to-market adjustments
Acquisition Financing	Asset-backed floating rate variable funding note and asset-backed residual certificate secured by certain residual cash flows of the Company's securitizations. The Acquisition Financing was used to fund the cash consideration for the Digit acquisition. Included as "Acquisition and corporate financing" on the Consolidated Balance Sheets
Adjusted Earnings Per Share ("EPS")	Adjusted EPS is a non-GAAP financial measure calculated by dividing Adjusted Net Income by diluted adjusted weighted-average common shares outstanding
Adjusted Net Income	Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss) adjusted to exclude income tax expense (benefit), stock-based compensation expense, and certain non-recurring charges
Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by average total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specified period, including amounts originated by us through our Lending as a Service partners or under our bank partnership programs. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit card receivables at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Corporate Financing	Senior secured term loan secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company. Included as "Acquisition and corporate financing" on the Consolidated Balance Sheets
Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Members	Members include borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who have signed-up to use or are using any of our Digit Savings, Digit Direct, Digit Investing and/or Digit Retirement products
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our directors, executive officers and audit committee and code of conduct, will be included in our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2022 ("2023 Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Oportun, Inc. and its subsidiaries are included in PART II - Item 8:

Consolidated Balance Sheets, December 31, 2022 and 2021

Consolidated Statements of Operations, years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flow, years ended December 31, 2022 and 2021

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.
Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1**	Agreement and Plan of Reorganization, dated as of November 15, 2021, by and among Oportun Financial Corporation, Yosemite Merger Acquisition Corp., Yosemite Acquisition Sub, LLC, Hello Digit, Inc. and Shareholder Representative Services LLC.	8-K	001-39050	2.1	11/16/2021
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K/A	001-39050	3.1	12/9/2022
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2015, by and among the Oportun Financial Corporation and certain of its stockholders.	S-1	333-232685	4.2	7/17/2019
4.3	Form of Registration Rights Agreement.	10-K	001-39050	4.3	3/1/2022
4.4	Description of the Company's Capital Stock.					x
4.5	Form of Warrant	8-K	001-39050	4.1	3/13/2023
4.6	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023
10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019
10.2+	Amended and Restated 2005 Stock Option/Stock Issuance Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-232685	10.2	7/17/2019
10.3+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021
10.5+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.6+	2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-261964	4.3	1/3/2022
10.7+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.8+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.8	Sublease Agreement by and between Oportun, Inc. and TiVo Corporation, dated as of July 31, 2017.	S-1	333-232685	10.8	7/17/2019
10.9-1^	Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of June 29, 2018.	S-1	333-232685	10.9	7/17/2019
10.9-2**	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of December 1, 2018.	S-1/A	001-39050	10.9.2	9/16/2019
10.9-3	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of February 1, 2019.	S-1/A	333-232685	10.9.3	9/16/2019
10.9-4**	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of September 12, 2019.	S-1/A	333-232685	10.9.4	9/16/2019
10.9-5**	Amendment No. 4 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of January 31, 2020.	10-K	333-232685	10.2	2/28/2020
10.10**	Amendment No. 5 to Amended and Restated Purchase and Sale Agreement by and between Oportun, Inc. and ECL Funding LLC, dated as of March 5, 2021.	10-Q	001-39050	10.2	5/7/2021

10.11-1	Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.1	9/16/2019
10.11-2	Series 2019-A Supplement to Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.2	9/16/2019
10.12-1	Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.	10-Q	001-39050	10.3.1	5/7/2021
10.12-2	Series 2021-A Supplement to Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.	10-Q	001-39050	10.3.2	5/7/2021
10.13	Indenture by and between Oportun Issuance Trust 2021-B, and Wilmington Trust, National Association, dated as of May 10, 2021.	10-Q	001-39050	10.1	8/6/2021
10.14	Indenture by and between Oportun Issuance Trust 2021-C, and Wilmington Trust, National Association, dated as of October 28, 2021.	10-Q	001-39050	10.3	11/4/2021
10.16-1**	Receivables Retention Facility Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.1	2/23/2021
10.16-2 **	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.2	2/23/2021
10.17-1**	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of July 28, 2021.	10-Q	001-39050	10.1.1	8/6/2021
10.17-2**	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of September 21, 2021.	10-Q	001-39050	10.1.2	8/6/2021
10.17-3**	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of October 29, 2021.	10-Q	001-39050	10.1.3	11/4/2021
10.17-4**	Letter Agreement to Retention Facility Agreement by and between WebBank and Oportun, Inc., dated as of November 30, 2021.	10-K	001-39050	10.17.4	03/1/2022
10.18-1**	Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 8, 2021.	10-Q	001-39050	10.2	11/4/2021
10.18-2**	First Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 22, 2022.	10-Q	001-39050	10.4.1	8/9/2022
10.18-3**	Second Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 25, 2022.	10-Q	001-39050	10.4.2	8/9/2022
10.18-4**	Third Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.4.3	8/9/2022
10.18-5**	Fourth Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 14, 2022.	10-Q	001-39050	10.2	11/8/2022
10.19-1**	Indenture between Oportun RF, LLC and Wilmington Trust, National Association, dated as of December 20, 2021.	10-K	001-39050	10.19	3/1/2022
10.19-2	First Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of May 24, 2022.	10-Q	001-39050	10.3.1	8/9/2022
10.19-3	Second Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of July 28, 2022.	10-Q	001-39050	10.3.2	8/9/2022

10.19-4	Third Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of November 2, 2022.					x
10.19-5	Fourth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of December 22, 2022.					x
10.19-6	Fifth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of February 10, 2023.					x
10.20-1**	Indenture between CCW Trust and Wilmington Trust, National Association, dated as of December 20, 2021.	10-K	001-39050	10.2	3/1/2022
10.20-2	First Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of June 3, 2022.	10-Q	001-39050	10.5.1	8/9/2022
10.20-3**	Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and Wilmington Savings Fund Society, FSB, dated as of June 21, 2022.	10-Q	001-39050	10.5.2	8/9/2022
10.20-4**	Third Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of September 14, 2022.	10-Q	001-39050	10.3	11/8/2022
10.20-5**	Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and Wilmington Savings Fund Society, FSB, dated as of September 28, 2022.	10-Q	001-39050	10.4	11/8/2022
10.20-6**	Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun CCW Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and WebBank, dated as of March 8, 2023.					x
10.21-1	Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.1	5/10/2022
10.21-2**	Series 2022-1 Supplement to Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.2	5/10/2022
10.22**	Indenture between Oportun Issuance Trust 2022-A and Wilmington Trust, National Association, dated as of May 23, 2022.	10-Q	001-39050	10.1	8/9/2022
10.23**	Indenture between Oportun Issuance Trust 2022-2 and Wilmington Trust, National Association, dated as of July 22, 2022.	10-Q	001-39050	10.2	8/9/2022
10.24-1**	Credit Agreement, dated as of September 14, 2022, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	10-Q	001-39050	10.1	11/8/2022
10.24-2
Amendment No. 1 to Credit Agreement, dated as of November 22, 2022, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.
						x
10.24-3**	Amendment No. 2 to Credit Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	10.1	3/13/2023
10.25**	Indenture between Oportun Issuance Trust 2022-3 and Wilmington Trust, National Association, dated as of November 3, 2022.	10-Q	001-39050	10.5	11/8/2022
21.1	List of Subsidiaries of Oportun Financial Corporation					x
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation	x
32.1*	Section 1350 Certifications	x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

** Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2023.

Date:	March 14, 2023	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

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

/s/ Raul Vazquez	/s/ Jonathan Coblentz
Raul Vazquez	Jonathan Coblentz
(President, Chief Executive Officer, and Director)	(Chief Financial Officer and Chief Administrative Officer)
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 14, 2023	Date: March 14, 2023

/s/ Casey Mueller	/s/ Roy Banks
Casey Mueller	Roy Banks
(Senior Vice President, Global Controller and Principal Accounting Officer)	(Director)
(Principal Accounting Officer)	Date: March 14, 2023
Date: March 14, 2023

/s/ Jo Ann Barefoot	/s/ Ginny Lee
Jo Ann Barefoot	Ginny Lee
(Director)	(Director)
Date: March 14, 2023	Date: March 14, 2023

/s/ Louis P. Miramontes	/s/ Carl Pascarella
Louis P. Miramontes	Carl Pascarella
(Director)	(Director)
Date: March 14, 2023	Date: March 14, 2023

/s/ Sandra Smith	/s/ David Strohm
Sandra Smith	David Strohm
(Director)	(Director)
Date: March 14, 2023	Date: March 14, 2023

/s/ Frederic Welts	/s/ R. Neil Williams
Frederic Welts	R. Neil Williams
(Director)	(Director)
Date: March 14, 2023	Date: March 14, 2023