Form 10-Q
period 2023-03-31
Oportun Financial Corp
filed 2023-05-10
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of May 3, 2023 was 33,887,992.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$74,075	$98,817
Restricted cash	127,846	105,000
Loans receivable at fair value	3,012,726	3,143,653
Interest and fees receivable, net	31,752	31,796
Capitalized software and other intangibles, net	137,856	139,801
Right of use assets - operating	28,708	30,448
Other assets	89,094	64,180
Total assets	$3,502,057	$3,613,695

Liabilities and stockholders' equity
Liabilities
Secured financing	$403,225	$317,568
Asset-backed notes at fair value	2,300,201	2,387,674
Acquisition and corporate financing	232,316	222,879
Lease liabilities	35,669	37,947
Other liabilities	74,500	100,028
Total liabilities	3,045,911	3,066,096
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 34,156,369 shares issued and 33,884,346 shares outstanding at March 31, 2023; 33,626,630 shares issued and 33,354,607 shares outstanding at December 31, 2022	7	7
Common stock, additional paid-in capital	558,436	547,799
Retained earnings (deficit)	(95,988)	6,102
Treasury stock at cost, 272,023 shares at March 31, 2023 and December 31, 2022	(6,309)	(6,309)
Total stockholders’ equity	456,146	547,599
Total liabilities and stockholders' equity	$3,502,057	$3,613,695
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Interest income	$237,619	$192,237
Non-interest income	21,893	22,483
Total revenue	259,512	214,720
Less:
Interest expense	38,997	13,677
Net increase (decrease) in fair value	(215,710)	3,971
Net revenue	4,805	205,014

Operating expenses:
Technology and facilities	56,874	49,189
Sales and marketing	19,182	34,541
Personnel	37,318	35,926
Outsourcing and professional fees	13,802	14,327
General, administrative and other	19,162	13,361
Total operating expenses	146,338	147,344

Income (loss) before taxes	(141,533)	57,670
Income tax expense (benefit)	(39,443)	12,007
Net income (loss)	$(102,090)	$45,663

Net income (loss) attributable to common stockholders	$(102,090)	$45,663

Share data:
Earnings (loss) per share:
Basic	$(3.00)	$1.42
Diluted	$(3.00)	$1.37
Weighted average common shares outstanding:
Basic	33,979,050	32,216,641
Diluted	33,979,050	33,323,134
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2023
	Common Stock			Warrants
	Shares	Par Value	Additional Paid-in Capital	Shares	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	33,354,607	$7	$547,799	$—	$—	$6,102	$(6,309)	$547,599
Stock-based compensation expense	—	—	5,329	—	—	—	—	5,329
Vesting of restricted stock units, net of shares withheld	529,739	—	(1,364)	—	—	—	—	(1,364)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	2,096,727	6,672	—	—	6,672
Net loss	—	—	—	—	—	(102,090)	—	(102,090)
Balance – March 31, 2023	33,884,346	$7	$551,764	2,096,727	$6,672	$(95,988)	$(6,309)	$456,146

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

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(102,090)	$45,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,389	10,697
Fair value adjustment, net	215,710	(3,971)
Origination fees for loans receivable at fair value, net	(4,743)	(4,685)
Gain on loan sales	(1,352)	(5,715)
Stock-based compensation expense	4,878	6,773
Other, net	(34,564)	20,226
Originations of loans sold and held for sale	(10,032)	(48,665)
Proceeds from sale of loans	11,125	54,872
Changes in other assets and other liabilities	(15,507)	(36,630)
Net cash provided by operating activities	76,814	38,565
Cash flows from investing activities
Originations of loans	(376,280)	(707,108)
Proceeds from loan sales originated as held for investment	1,041	245,019
Repayments of loan principal	348,104	351,324
Capitalization of system development costs	(11,743)	(10,641)
Other, net	(770)	(1,090)
Net cash used in investing activities	(39,648)	(122,496)
Cash flows from financing activities
Borrowings under secured financing	87,900	699,000
Repayments of secured financing	(2,614)	(620,000)
Repayments of asset-backed notes	(136,369)	(10,395)
Borrowings under acquisition and corporate financing	17,723	—
Repayments of acquisition and corporate financing	(10,195)	—
Payments of deferred financing costs	(775)	—
Borrowings allocated to warrants	6,632	—
Net payments related to stock-based activities	(1,364)	(7,076)
Net cash provided by (used in) financing activities	(39,062)	61,529
Net decrease in cash and cash equivalents and restricted cash	(1,896)	(22,402)
Cash and cash equivalents and restricted cash, beginning of period	203,817	192,960
Cash and cash equivalents and restricted cash, end of period	$201,921	$170,558

Supplemental disclosure of cash flow information
Cash and cash equivalents	$74,075	$109,864
Restricted cash	127,846	60,694
Total cash and cash equivalents and restricted cash	$201,921	$170,558

Cash paid for income taxes, net of refunds	$307	$328
Cash paid for interest	$37,459	$13,816
Cash paid for amounts included in the measurement of operating lease liabilities	$3,725	$4,238
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,179	$1,064
Non-cash investments in capitalized assets	$(1,143)	$565
Non-cash financing activities	$6,672	$—
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the "Company") is a digital banking platform that puts its members’ financial goals within reach. With intelligent borrowing, savings, budgeting, and spending capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. The Company's credit products include personal loans, secured personal loans and credit cards. The Company's digital banking products include automated savings, digital banking, long-term investing and retirement savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 14, 2023.

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

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Net income (loss)	$(102,090)	$45,663
Net income (loss) attributable to common stockholders	$(102,090)	$45,663

Basic weighted-average common shares outstanding	33,979,050	32,216,641
Weighted average effect of dilutive securities:
Stock options	—	733,503
Restricted stock units	—	372,990
Diluted weighted-average common shares outstanding	33,979,050	33,323,134

Earnings (loss) per share:
Basic	$(3.00)	$1.42
Diluted	$(3.00)	$1.37

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options	3,261,871	2,723,777
Restricted stock units	3,953,396	1,692,599
Total anti-dilutive common share equivalents	7,215,267	4,416,376

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2023	2022
Consolidated VIE assets
Restricted cash	$114,382	$91,395
Loans receivable at fair value	2,984,619	3,081,557
Interest and fee receivable	31,449	30,443
Total VIE assets	3,130,450	3,203,395
Consolidated VIE liabilities
Secured financing (1)	405,286	320,000
Asset-backed notes at fair value	2,300,201	2,387,674
Acquisition financing (1)	75,484	85,679
Total VIE liabilities	$2,780,971	$2,793,353
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Structured Loan Sales - On March 31, 2022, the Company participated in a securitization whereby the Company and funds managed by Ellington Management Group both contributed collateral and were co-sponsors of the transaction, which totaled $400.0 million in issued asset-backed notes. As part of the securitization, the Company sold loans to OPTN Funding Grantor Trust 2022-1 ("Grantor Trust") through the issuance of amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans. The Company also sold its share of the residual interest in the pool. The Company's continued involvement in the unconsolidated VIEs is in the form of servicer of these loans. The Company does not have variable interest in the Grantor Trust or the issuer established for this transaction. The sold loans were accounted for under the fair value option and had an aggregate unpaid principal balance of approximately $227.6 million, a cumulative fair value mark of $15.9 million and unpaid interest of $1.5 million. The Company received $245.0 million of net proceeds and by selling both its notes and residual interest, the Company derecognized these loans from its Condensed Consolidated Balance Sheets (Unaudited).

Other Loan Sales - The Company enters into agreements to sell certain populations of its personal loans and credit card receivables from time to time. The sold loans were accounted for under the fair value option. The loan sales qualified for sale accounting treatment and the Company derecognized these loans from its Condensed Consolidated Balance Sheets (Unaudited) at the end of the quarter in which the loans were sold.

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

In November 2022, the Company entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, the Company has a commitment to sell a minimum of $2.0 million of its unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria.

The originations of loans sold and held for sale during the three months ended March 31, 2023 was $10.0 million and the Company recorded a gain on sale of $1.4 million and servicing revenue of $3.0 million. The originations of loans sold and held for sale during the three months ended March 31, 2022 was $48.7 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $4.0 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Capitalized software, net:
System development costs	$145,934	$135,303
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(89,825)	(79,679)
Total capitalized software, net	$104,609	$104,124

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended March 31, 2023 and 2022 was $10.1 million and $7.4 million, respectively. System development costs capitalized in the three months ended March 31, 2023 and 2022 were $10.6 million and $11.2 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Digit on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	6,426
Other	3,000	3,000
Less: Accumulated amortization	(9,879)	(8,249)
Total intangible assets, net	$33,247	$35,677

On March 8, 2023, the Company revealed its rebranding of Oportun and Digit as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark. Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $1.6 million and $2.0 million, respectively.

Expected future amortization expense for intangible assets as of March 31, 2023 is as follows:

(in thousands)	Fiscal Years
2023 (remaining nine months)	$5,777
2024	7,539
2025	4,929
2026	4,929
2027	4,929
2028	4,780
Thereafter	—
Total	$32,883

7.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Fixed assets
Total fixed assets	$48,941	$48,212
Less: Accumulated depreciation	(38,984)	(37,688)
Total fixed assets, net	$9,957	$10,524

Other Assets
Loans held for sale	$310	$50
Prepaid expenses	20,108	24,167
Deferred tax assets	16,942	1,793
Current tax assets	8,112	8,245
Other	33,665	19,401
Total other assets	$89,094	$64,180

Fixed Assets

Depreciation and amortization expense related to Other Assets for the three months ended March 31, 2023 and 2022 was $1.3 million and $1.3 million, respectively.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

				March 31, 2023	December 31, 2022
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$120,000	December 1, 2024	Variable (2)	$74,029	$76,574
Oportun PLW Trust	600,000	September 1, 2024	LIBOR (minimum of 0.00%) + 2.17%	329,196	240,994
Total secured financing	$720,000			$403,225	$317,568
(1) The facility amount and maturity date on the Secured Financing - CCW facility (Oportun CCW Trust) were $150.0 million and December 1, 2023, respectively, as of December 31, 2022.
(2) The interest rate on the Secured Financing - CCW facility (Oportun CCW Trust) is LIBOR (minimum of 0.00%) plus 3.41% on the outstanding principal balance as of March 31, 2023. The interest rate on the CCW was LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance as of December 31, 2022.

The following table presents information regarding asset-backed notes:

	March 31, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$248,158	$274,205	8.59%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	265,132	292,891	7.24%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	385,424	414,827	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	447,610	518,999	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	447,635	518,347	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	354,674	387,676	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	151,568	171,833	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$2,300,201	$2,578,778

	December 31, 2022
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$285,218	$301,967	8.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	313,689	344,218	7.03%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	380,313	414,293	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	435,951	518,929	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	432,123	519,182	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	348,046	389,740	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	192,334	218,571	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$2,387,674	$2,706,900
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.

(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of March 31, 2023. The weighted average interest rate for Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2019-A ended on August 1, 2022 and Series 2021-A ended on March 1, 2023. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				March 31, 2023	December 31, 2022
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00% + 12.00%	$160,892	$141,957
Oportun RF, LLC (2)	116,000	October 1, 2024	SOFR (minimum of 0.00%) + 11.00%	71,424	80,922
Total acquisition and corporate financing	$266,000			$232,316	$222,879
(1) The Corporate Financing facility (Oportun Financial Corporation) was upsized and amended on March 10, 2023 to provide the ability to be able to borrow up to an additional $75.0 million. The interest rate on the Corporate Financing facility was SOFR (minimum of 0.00%) plus 9.00% as of December 31, 2022.
(2) The Acquisition Financing facility (Oportun RF, LLC) was amended and upsized several times in 2022 increasing the size of the facility to $119.5 million and amending the maturity date. The maturity date and interest rate of the Acquisition Financing facility was May 1, 2024 and SOFR (minimum of 0.00%) plus 8.00% as of December 31, 2022.

On February 10, 2023, the Acquisition Financing facility (Oportun RF, LLC) was further amended, including among other things, revising the interest rate to SOFR plus 11.00% and adjusting the amortization schedule to defer $42.0 million in principal payments through July 2023, with final payment in October 2024.

On March 8, 2023, the Credit Card Warehouse (Oportun CCW Trust) was amended. This amendment, among other things, extends the revolving period by a year, to December 31, 2024, and reduces the commitment amount from $150.0 million to $120.0 million.

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

On the Second Amendment Closing Date, the Company borrowed $20.8 million of incremental term loans (the “Incremental Tranche A-1 Loans”) and borrowed an additional $4.2 million of incremental term loans (the “Incremental Tranche A-2 Loans”) on March 27, 2023. Under the Amended Credit Agreement, the Company borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") on May 5, 2023 and may borrow up to an additional amount of $25.0 million on an uncommitted basis (the “Incremental Tranche C Loans”) expected to be available, if provided by the applicable lenders, on or about June 23, 2023.

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

Pursuant to the Amended Credit Agreement, as of the three months ended March 31, 2023, the Company issued warrants (the “Warrants”) to the lenders providing the Incremental Tranche A-1 and Incremental Tranche A-2 Loans. The Company allocated proceeds from the incremental borrowings of the Corporate Financing facility to the Corporate Financing facility and the Warrants based on their relative fair values at time of issuance. The value of the proceeds allocated to the Corporate Financing facility, net of discount, and the Warrants in the first quarter 2023, was $17.8 million and $6.7 million, respectively. The value of the Warrants are accounted for as a discount on the incremental borrowings and will be amortized into interest expense over the term of the loans using the effective interest method.

In addition, pursuant to the Amended Credit Agreement, on May 5, 2023, the Company issued to the lenders providing the Incremental Tranche B Loans warrants to purchase 1,048,363 shares of the Company’s common stock, at an exercise price of $0.01 per share. There may be further warrants issued to the lenders in connection with the potential future incremental tranche loans described above. See Note 10, Stockholders' Equity for additional information on the Warrants.

As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accounts payable	$6,989	$9,670
Accrued compensation	14,302	12,502
Accrued expenses	28,083	26,193
Accrued interest	8,773	8,445
Amount due to whole loan buyer	1,738	3,073
Deferred tax liabilities	5,133	30,575
Current tax liabilities and other	9,482	9,570
Total other liabilities	$74,500	$100,028

10.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2023 or December 31, 2022.

Common Stock - As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023, 34,156,369 and 33,884,346 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2022, 33,626,630 and 33,354,607 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On March 10, 2023, pursuant to the Second Amendment of the Corporate Financing facility, the Company issued detachable warrants (the “Warrants”) to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. On March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, the Company issued Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, the Company issued Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock at an exercise prices of $0.01 per share. In addition, in connection with the funding of the Incremental Tranche C Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock at an exercise price of $0.01 per share.

The value of the proceeds allocated to the Corporate Financing facility and the Warrants in the first quarter 2023 was $17.8 million and $6.7 million, respectively. The portion of the proceeds so allocated to the warrants has been recorded as part of additional paid-in capital.

See Note 8, Borrowings for additional information on the Second Amendment of the Corporate Financing facility.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Technology and facilities	$1,049	$1,870
Sales and marketing	33	31
Personnel	3,796	4,872
Total stock-based compensation (1)	$4,878	$6,773
(1) Amounts shown are net of $0.5 million of capitalized stock-based compensation for the three months ended March 31, 2023 and net of $0.7 million of capitalized stock-based compensation for the three months ended March 31, 2022.

As of March 31, 2023, and December 31, 2022, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $4.9 million and $6.2 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.3 years and 2.6 years, respectively. As of March 31, 2023 and December 31, 2022, the Company's total unrecognized compensation cost related to unvested restricted stock unit awards granted to employees was $39.2 million and $51.6 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.8 years and 2.7 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $1.4 million and $2.0 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $2.4 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest income
Interest on loans	$232,200	$187,387
Fees on loans	5,419	4,850
Total interest income	237,619	192,237

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Non-interest income
Gain on loan sales	$1,326	$5,715
Servicing fees	3,680	3,957
Subscription revenue	6,878	9,340
Other income	10,009	3,471
Total non-interest income	$21,893	$22,483

13.	Income Taxes

For the three months ended March 31, 2023 and 2022, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense (benefit) of $(39.4) million and $12.0 million, respectively, related to continuing operations. The Company’s reported effective tax rates were 27.9% and 20.8% for the three months ended March 31, 2023 and 2022, respectively.

Income tax expense decreased by $51.4 million or 428.5%, from $12.0 million for the three months ended March 31, 2022 to $39.4 million benefit for the three months ended March 31, 2023, primarily as a result of having a pretax loss for the three months ended March 31, 2023. Our effective tax rates for the three months ended March 31, 2023 and 2022 differ from the statutory tax rates primarily due to the impacts of the research and development tax credit and a one-time exercise of stock-based awards.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2023		December 31, 2022
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,885,354	$2,902,087	$2,967,266	$3,027,401
Loans receivable - credit cards	119,644	110,639	131,343	116,252
Total Loans Receivable at Fair Value	$3,004,998	$3,012,726	$3,098,609	$3,143,653
Liabilities
Asset-backed notes	2,445,656	2,300,201	2,582,025	2,387,674

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loan receivables balance at fair value as of March 31, 2023, consists of $2,771.0 million of unsecured personal loan receivables and $131.1 million of secured personal loan receivables.

	March 31, 2023			December 31, 2022
Personal Loans Receivables	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	8.27%	51.55%	11.37%	5.06%	51.45%	9.86%
Remaining cumulative prepayments (1)	—%	33.00%	27.78%	—%	33.59%	28.73%
Average life (years)	0.08	1.47	0.97	0.05	1.52	1.01
Discount rate	10.94%	10.94%	10.94%	11.34%	11.34%	11.34%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

	March 31, 2023	December 31, 2022
Credit Card Receivables	Range	Range
Remaining cumulative charge-offs (1)	20.70%	22.80%
Principal payment rate (1)	8.27%	9.28%
Average life (years)	0.82	0.69
Discount rate	14.43%	14.84%
(1) Figure disclosed as a percentage of outstanding principal balance.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2023 and 2022. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance – beginning of period	$3,143,653	$2,386,807
Principal disbursements	452,400	779,719
Principal payments from customers	(451,970)	(636,044)
Gross charge-offs	(94,038)	(62,558)
Net increase (decrease) in fair value	(37,319)	(16,937)
Balance – end of period	$3,012,726	$2,450,987

As of March 31, 2023, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $7.6 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $38.5 million. As of December 31, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $4.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $35.2 million.

During the first quarter of 2023, under the Amended Credit Agreement of the Corporate Financing facility, the Company borrowed an additional $20.8 million on March 10, 2023 and an additional $4.2 million on March 27, 2023. Pursuant to the Second Amendment, the Company issued warrants (the “Warrants”) to the lenders providing these incremental borrowings. The Company allocated proceeds from the incremental borrowings of the Corporate Financing facility to the Corporate Financing facility and the Warrants based on their relative fair values at time of issuance. The value of the proceeds allocated to the Corporate Financing facility and the Warrants in the first quarter of 2023 was $17.8 million and $6.7 million, respectively.See Note 8, Borrowings for additional information on the Second Amendment of the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the Warrants.

The fair value of the non-recurring (level 3) incremental borrowings upon issuance were estimated using a discounted cash flow analysis. The fair value of the of non-recurring (level 3) warrants to purchase shares of the Company’s common stock were estimated using a Black Scholes valuation model with the following significant unobservable inputs at the date of issuance:

Range
Expected Term (years)	5.0
Risk free rate	3.56% - 3.96%
Expected Volatility	72.00% - 77.00%

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2023
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$74,075	$74,075	$74,075	$—	$—
Restricted cash	127,846	127,846	127,846	—	—
Loans held for sale (Note 5)	310	339	—	—	339
Liabilities
Accounts payable	6,989	6,989	6,989	—	—
Secured financing (Note 8)	405,286	389,779	—	389,779	—
Acquisition and corporate financing (Note 8)	250,780	249,760	—	249,760	—

	December 31, 2022
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$98,817	$98,817	$98,817	$—	$—
Restricted cash	105,000	105,000	105,000	—	—
Liabilities
Accounts payable	9,670	9,670	9,670	—	—
Secured financing (Note 8)	320,000	306,574	—	306,574	—
Acquisition and corporate financing (Note 8)	235,679	233,166	—	233,166	—

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

There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022.

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

As of March 31, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023 (remaining nine months)	$10,354
2024	12,233
2025	10,267
2026	4,210
2027	1,252
2028	130
Thereafter	7
Total lease payments	38,453
Imputed interest	(2,784)
Total leases	$35,669

Weighted average remaining lease term	3.1 years
Weighted average discount rate	4.22%

As of December 31, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023	13,879
2024	11,940
2025	9,969
2026	3,918
2027	1,032
Thereafter	25
Total lease payments	40,763
Imputed interest	(2,816)
Total leases	$37,947

Weighted average remaining lease term	3.2 years
Weighted average discount rate	4.06%

Rental expenses under operating leases for the three months ended March 31, 2023 and 2022, was $4.4 million and $4.4 million, respectively.

Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2026. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $30.0 million for the remainder of 2023, $21.1 million in 2024, $13.0 million in 2025, $2.2 million in 2026 and $0.0 million in 2027 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of March 31, 2023, the Company has a commitment to purchase an additional $4.9 million of program loans based on originations through March 31, 2023.

Whole Loan Sale Program ‑ Through March 4, 2022, the Company had a commitment to sell to a third-party institutional investor 10% of its unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% at the Company’s sole option. The Company chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. In November 2022, the Company entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, the Company has a commitment to sell a minimum of $2.0 million of its unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. For details regarding the whole loan sale programs, refer to Note 5, Loans Held for Sale and Loans Sold.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at March 31, 2023 and December 31, 2022 were $53.2 million and $45.0 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Litigation

Regulatory Proceedings

On March 3, 2021, the Company received a Civil Investigative Demand (CID) from the CFPB. The stated purpose of the CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have failed to comply with certain federal consumer protection laws over which the CFPB has jurisdiction. The Company received additional information requests related to the CID. The information requests were focused on the Company's legal collection practices from 2019 to 2021 and hardship treatments offered to members during the COVID-19 pandemic. On September 15, 2022, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the staff of the CFPB in connection with the CID, stating that it is considering whether to recommend that the CFPB take legal action against the Company based on alleged violations focused on the Company's failure to timely dismiss certain lawsuits and the hardship treatments offered during the COVID-19 pandemic, including credit reporting related thereto. On October 14, 2022, the Company provided the CFPB with its written response to the NORA letter disputing the allegations. On March 28, 2023, the Company announced that the CFPB had completed its investigation and concluded that it would not recommend pursuing an enforcement action against the Company. The Company continues to believe that its business practices have been in full compliance with applicable laws.

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

On May 8, 2023, the Company announced that it is taking a series of personnel and other cost saving measures to reduce expenses and streamline efficiency. These measures include a headcount reduction of 255 employees, representing approximately 19% of the Company's corporate staff, which excludes retail and contact center agents. The Company also announced additional measures to reduce its expenditures on external contractors and vendors. In relation to these and other personnel related activities, management expects to incur non-recurring, pre-tax charges of approximately $8.0 million in the second quarter of 2023. The estimates of the charges and expenditures that the Company expects to incur in connection with these activities, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with these measures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 14, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our revenue, our operating expenses and our ability to achieve and maintain profitability;
•our ability to increase the volume of loans we make;
•our ability to manage loan non-performance, delinquencies and charge-off rates;
•our ability to obtain any additional financing or any refinancing of our debt, including our plan to draw down an additional incremental commitment under the Amended Credit Agreement;
•our ability to effectively estimate the fair value of our loans receivable held for investment and our asset-backed notes;
•our expectations regarding the effect of fair value mark-to-market adjustments on our loan portfolio and asset-backed notes;
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
•our ability to realize the expected benefits from the reduction in workforce and other streamlining measures announced in February and May 2023;

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

Overview

We are a digital banking platform that puts our members’ financial goals within reach. With intelligent borrowing, savings, budgeting, and spending capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 16-year lending history, we have extended more than $16.0 billion in responsible credit through more than 6.5 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include automated savings, digital banking, long-term investing and retirement savings. Consumers are able to become members and access our products through our digital banking app—the Oportun Mobile app—and the Oportun.com website, which are our primary channels for onboarding and serving members. Our personal loan products are also available over the phone or through 360 retail locations, which includes 160 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of March 31, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 39 months and 32.1%, respectively. The average loan size for loans we originated during the three months ended March 31, 2023 was $4,290. Our loans do not have prepayment penalties or balloon payments, and typically range in size from $300 to $12,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of March 31, 2023, we originate unsecured personal loans in 11 states through state licenses and in 31 through our partnership with Pathward, N.A. (formerly known as MetaBank, N.A.).

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended March 31, 2023 was $7,654. As of March 31, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 50 months and 28.2%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas, Florida, Arizona and New Jersey and we are in the process of considering expansion into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 45 states as of March 31, 2023. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of March 31, 2023. The average credit line for credit cards activated during the three months ended March 31, 2023 was $827.

Digital Banking Products

Savings – Our Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Our savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make Digit their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 201, we have helped members save more than $9.2 billion.

Direct – Our Direct product offers a full checking account, through a bank partner, that intelligently organizes and budgets a member’s money across bills, savings, and spending. The bank account with a brain™, Direct, leverages the same A.I. engine used for our savings product to automatically identify and organize recurring bills and guides spending to ensure members' savings goals are met, and that members know exactly what they can safely spend. This is on top of what members can expect from a traditional checking account, including a physical and virtual debit card to use for purchases and ATM withdrawals and checks.

Investing and Retirement – Our investment and retirement products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocates our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested $73.2 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

The funds in these savings, checking, investing and retirement accounts are owned by members of our digital banking products and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. With our Lending as a Service model, our partner markets loans and enters borrower applications into our system and Oportun underwrites, originates, and services the loans. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. In January 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later (“BNPL”) financing options which launched in the first quarter of 2023. Oportun is now available as a checkout option, through Sezzle, for larger purchases which we believe will allow us to reach more new members. We believe we will be able to offer Lending as a Service to additional partners, and expand our membership base.

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

Workforce Optimization and Streamlining Operations

On February 9, 2023 and on May 8, 2023, we announced that we are taking a series of personnel and other cost saving measures to reduce expenses and streamline efficiency, including reducing the size of our corporate staff by 10% and 19%, respectively. These measures have resulted in the reduction of our corporate staff by approximately 28% in 2023. In relation to these and other personnel related activities, we incurred non-recurring, pre-tax charges of $6.8 million in the first quarter of 2023 and expect to incur non-recurring, pre-tax charges of approximately $8.0 million in the second quarter of 2023. These reductions are anticipated to result in annualized run-rate savings of $126.0 to $136.0 million.

During the first quarter of 2022, we made the decision to close an additional 27 retail locations in April 2022 and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $0.2 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Key Financial and Operating Metrics
Members	1,911,592	1,676,754
Products	2,059,007	1,757,339
Aggregate Originations	$407,961	$800,115
30+ Day Delinquency Rate	5.5%	4.5%
Annualized Net Charge-Off Rate	12.1%	8.6%
Return on Equity	(82.5)%	29.5%
Adjusted Return on Equity	(71.3)%	34.1%

Other Metrics
Managed Principal Balance at End of Period	$3,281,913	$2,842,943
Owned Principal Balance at End of Period	$3,004,998	$2,353,981
Average Daily Principal Balance	$3,069,911	$2,412,997
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

Members as of March 31, 2023 grew to 1.9 million, as compared to 1.7 million as of March 31, 2022. This increase was due to the success in our marketing efforts.

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

Products as of March 31, 2023 grew to 2.1 million as compared to 1.8 million as of March 31, 2022. This increase was due to growth in both our credit products and our digital banking products.

Aggregate Originations

Aggregate Originations decreased to $408.0 million for the three months ended March 31, 2023 from $800.1 million for the three months ended March 31, 2022, representing a 49.0% decrease. The decrease is primarily driven by a decrease in the number of loans originated. We originated 100,122 and 228,728 loans for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily due to actions taken to focus lending towards existing members to improve credit outcomes and lower marketing spend. The decrease in number of loans originated was partially offset by growth in average loan size due to a focus on returning members.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.5% and 4.5% as of March 31, 2023 and 2022, respectively. The increase reflects the higher mix of first-time borrowers and the return to pre-pandemic underwriting criteria in late 2021 and early 2022. In mid-2022, we took numerous actions to improve the credit performance on newly originated loans; including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to address rising delinquencies.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2023 and 2022 was 12.1% and 8.6%, respectively. The increase is primarily driven by growth in originations to a higher mix of first-time borrowers in 2021 and the first half of 2022. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. We anticipate our Annualized Net Charge-Off Rate will decline during 2023 as our back book of loans amortize down.

Return on Equity and Adjusted Return on Equity

For the three months ended March 31, 2023 and 2022, Return on Equity was (82.5)% and 29.5%, respectively and Adjusted Return on Equity was (71.3)% and 34.1% respectively. The decreases in Return on Equity and Adjusted Return on Equity were primarily due to lower net income and Adjusted Net Income. Net income and Adjusted Net Income were lower due to higher credit losses, higher cost of funds and decreased fair value of our loan portfolio as a result of higher loss and discount rate assumptions. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

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

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2023 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since we began lending in 2006, excluding loans originated from July 2017 to August 2020 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. We were able to stabilize cumulative net loan losses after the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit and began reducing loan volumes to new and returning members in the third quarter of 2021 and reduced significantly in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. 30+ Day Delinquencies Rates on vintages originated since significant July 2022 credit tightening are performing near or better than comparable vintages originated in 2019. First Payment Defaults on newly-originated loans continue to come in at pre-pandemic 2019 levels. We regard First Payment Defaults to be an early indicator of credit performance as the outstanding principal balance of loans that have their first payment past due are regarded as more likely to default and result in a charge-off. First Payment Defaults are calculated as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same week.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8
Net lifetime loan losses as of March 31, 2023 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	9.8%	10.7%	8.0%*	11.0%*	0.0%*
Outstanding principal balance as of March 31, 2023 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	1.3%	9.5%	40.1%	90.7%
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Revenue
Interest income	$237,619	$192,237
Non-interest income	21,893	22,483
Total revenue	259,512	214,720
Less:
Interest expense	38,997	13,677
Total net increase (decrease) in fair value	(215,710)	3,971
Net revenue	4,805	205,014
Operating expenses:
Technology and facilities	56,874	49,189
Sales and marketing	19,182	34,541
Personnel	37,318	35,926
Outsourcing and professional fees	13,802	14,327
General, administrative and other	19,162	13,361
Total operating expenses	146,338	147,344
Income (loss) before taxes	(141,533)	57,670
Income tax expense (benefit)	(39,443)	12,007
Net income (loss)	$(102,090)	$45,663

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Revenue
Interest income	$237,619	$192,237	$45,382	23.6%
Non-interest income	21,893	22,483	(590)	(2.6)%
Total revenue	$259,512	$214,720	$44,792	20.9%
Percentage of total revenue:
Interest income	91.6%	89.5%
Non-interest income	8.4%	10.5%
Total revenue	100.0%	100.0%

Interest income. Total interest income increased by $45.4 million, or 23.6%, from $192.2 million for the three months ended March 31, 2022 to $237.6 million for the three months ended March 31, 2023. The increase is primarily attributable to growth in our Average Daily Principal Balance from $2.4 billion for the three months ended March 31, 2022 to $3.1 billion for the three months ended March 31, 2023, an increase of 27.2%. The increase is partially offset by a decrease in portfolio yield of 92 basis points in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by lower originations and origination fees due to our tightening of credit underwriting standards and focusing lending towards existing and returning members in the second half of 2022. Existing and returning members generally receive lower APRs, but historically have lower loss rates compared to new members.

Non-interest income. Total non-interest income decreased by $0.6 million, or 2.6%, from $22.5 million for the three months ended March 31, 2022 to $21.9 million for the three months ended March 31, 2023. This decrease is primarily due to lower gain on loans sold of $4.4 million under our whole loan sale programs due to lower volume of whole loan sales, partially offset by $3.4 million attributable to interest earned on neobanking deposit accounts.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$38,997	$13,677	$25,320	185.1%
Percentage of total revenue	15.0%	6.4%
Cost of Debt	5.5%	2.6%
Leverage as a percentage of Average Daily Principal Balance	93.1%	89.5%

Interest expense. Interest expense increased by $25.3 million, or 185.1%, from $13.7 million for the three months ended March 31, 2022 to $39.0 million for the three months ended March 31, 2023. We financed approximately 93.1% of our loans receivable through debt for the three months ended March 31, 2023, as compared to 89.5% for the three months ended March 31, 2022, and our Average Daily Debt Balance increased from $2.2 billion to $2.9 billion for the three months ended March 31, 2023, an increase of 32.4%. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances. We expect our interest expense to increase as our asset-backed notes issued at lower interest rates amortize and are replaced with more expensive current funding.

See Note 8, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further information on our Interest expense and our Secured Financing and asset-backed notes.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(37,319)	$(16,937)	$(20,382)	*
Fair value mark-to-market adjustment on asset-backed notes	(48,895)	58,271	(107,166)	*
Fair value mark-to-market adjustment on derivatives	1,696	(393)	2,089	*
Total fair value mark-to-market adjustment	(84,518)	40,941	(125,459)	*
Charge-offs, net of recoveries on loans receivable at fair value	(91,585)	(51,350)	(40,235)	*
Net settlements on derivative instruments	(2,438)	(1,477)	(961)	*
Fair value mark on loans sold(1)	(37,169)	15,857	(53,026)	*
Total net increase (decrease) in fair value	$(215,710)	$3,971	$(219,681)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(32.6)%	19.1%
Charge-offs, net of recoveries on loans receivable at fair value	(35.3)%	(23.9)%
Total net increase (decrease) in fair value	(67.9)%	(4.8)%
Discount rate	11.07%	6.76%
Remaining cumulative charge-offs	11.72%	10.37%
Average life in years	0.96	0.85
* Not meaningful
(1) The fair value mark on loans sold shown for the three months ended March 31, 2023 includes $37.2 million related to the cumulative fair value mark on the loans sold in other loans sales Q1 2023. The fair value mark on loans sold shown for the three months ended March 31, 2022 also includes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA. For details regarding the Q1 2023 other loan sales and the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended March 31, 2023 was $215.7 million. This amount represents a total fair value mark-to-market decrease of $84.5 million on Loans Receivable at Fair Value and asset-backed notes, and $91.6 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $37.3 million mark-to-

market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 11.72% as of March 31, 2023, (b) a decrease in average life from 1.00 years as of December 31, 2022 to 0.96 years as of March 31, 2023, partially offset by (c) a decrease in the discount rate from 11.48% as of December 31, 2022 to 11.07% as of March 31, 2023. The $(48.9) million mark-to-market adjustment on asset-backed notes is due to increasing prices on our asset-backed notes due to lower medium-term interest rates and tighter spreads. The total net increase (decrease) in fair value includes a $37.2 million and a $15.9 million adjustment related to the fair value mark on loans sold as part of the structured and other loan sales for the three months ended March 31, 2023 and March 31, 2022, respectively. In 2023, we expect to continue to see volatility in the fair value as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Total charge-offs, net of recoveries	$91,585	$51,350	$40,235	78.4%
Average Daily Principal Balance	$3,069,911	$2,412,997	$656,914	27.2%
Annualized Net Charge-Off Rate	12.1%	8.6%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 12.1% for the three months ended March 31, 2023 from 8.6% for the three months ended March 31, 2022. Net Charge-offs for the three months ended March 31, 2023 increased primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expense.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build and maintain our A.I.-enabled digital platform, and consisting of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for software licenses, consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second component includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees and depreciation and amortization. Lastly, the third component includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Technology and facilities	$56,874	$49,189	$7,685	15.6%
Percentage of total revenue	21.9%	22.9%

Technology and facilities. Technology and facilities expense increased by $7.7 million, or 15.6%, from $49.2 million for the three months ended March 31, 2022 to $56.9 million for the three months ended March 31, 2023. The increase is primarily due to a $3.7 million increase in salaries and benefits due to the increase in headcount, $3.1 million increased depreciation commensurate with growth in internally developed software, and a $2.3 million increase in service costs related to higher usage of software and cloud services. These increases were offset by $2.2 million lower expenses due to the capitalization of internally developed software, lower stock compensation expense and reduction in utility costs in 2023 compared to 2022. We expect our technology and facilities expense may increase in 2023 compared to 2022 due to increased depreciation related to internally developed software and increased service costs due to higher usage of software and cloud services.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages and CAC)	2023	2022	$	%
Sales and marketing	$19,182	$34,541	$(15,359)	(44.5)%
Percentage of total revenue	7.4%	16.1%
Customer Acquisition Cost (CAC)	$192	$151	$41	27.2%

Sales and marketing. Sales and marketing expense to acquire our customers decreased by $15.4 million, or 44.5%, from $34.5 million for the three months ended March 31, 2022 to $19.2 million for the three months ended March 31, 2023. Our decrease in marketing spend during the three months ended March 31, 2023 was $13.7 million across various marketing channels, including direct mail and digital advertising. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease was also attributable to a $1.4 million decrease related to outsourcing and professional fees. As a result of our decrease in number of loans originated during the three months ended March 31, 2023, our CAC increased by 27.2%, from $151 the three months ended March 31, 2022 to $192 for the three months ended March 31, 2023. We expect our sales and marketing expense to decrease in 2023 compared to 2022 as we maintain focus on our strategy to improve credit outcomes by focusing lending towards existing and returning members.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Personnel	$37,318	$35,926	$1,392	3.9%
Percentage of total revenue	14.4%	16.7%

Personnel. Personnel expense increased by $1.4 million, or 3.9%, from $35.9 million for the three months ended March 31, 2022 to $37.3 million for the three months ended March 31, 2023, primarily driven by increase in U.S headcount prior to the plan announced on February 9, 2023 to reduce headcount and streamline operations. We expect our personnel expense to decrease in 2023 compared to 2022 as a result of the reduction in headcount due to actions taken in February and May 2023.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Outsourcing and professional fees	$13,802	$14,327	$(525)	(3.7)%
Percentage of total revenue	5.3%	6.7%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $0.5 million, or 3.7%, from $14.3 million for the three months ended March 31, 2022 to $13.8 million for the three months ended March 31, 2023. The decrease is primarily attributable to a $0.8 million decrease in credit report expenses due to the decline in loan application volume. We expect our outsourcing and professional fees to decrease in 2023 compared to 2022 as a result of our continued focus on strong expense discipline and streamlining operations.
General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses related to workforce optimization and streamlining operations and Digit-related acquisition and integration expenses.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
General, administrative and other	$19,162	$13,361	$5,801	43.4%
Percentage of total revenue	7.4%	6.2%

General, administrative and other. General, administrative and other expense increased by $5.8 million, or 43.4%, from $13.4 million for the three months ended March 31, 2022 to $19.2 million for the three months ended March 31, 2023, primarily due to the establishment of a $6.8 million reserve related to the headcount reduction announced in February 2023. We expect our general, administrative and other expense to decrease in 2023 compared to 2022 as a result of our continued focus on strong expense discipline.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended March 31, 2023 and 2022, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%
Income tax expense (benefit)	$(39,443)	$12,007	$(51,450)	(428.5)%
Percentage of total revenue	(15.2)%	5.6%
Effective tax rate	27.9%	20.8%

Income tax expense. Income tax expense decreased by $51.4 million or 428.5%, from an expense of $12.0 million for the three months ended March 31, 2022 to a benefit of $39.4 million for the three months ended March 31, 2023, resulting from the generation of tax credits, and having lower pretax income for the three months ended March 31, 2023.

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

The table below reflects the application of this methodology for the five quarters since January 1, 2022, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Weighted average portfolio yield over the remaining life of the loans	29.78%	29.50%	29.90%	30.27%	30.15%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	24.78%	24.50%	24.90%	25.27%	25.15%
Multiplied by: Weighted average life in years	0.963	1.000	0.924	0.895	0.847
Pre-loss cash flow	23.85%	24.50%	23.01%	22.61%	21.30%
Less: Remaining cumulative charge-offs	(11.72)%	(10.38)%	(11.67)%	(11.25)%	(10.37)%
Net cash flow	12.13%	14.12%	11.34%	11.37%	10.93%
Less: Discount rate multiplied by average life	(10.66)%	(11.48)%	(9.42)%	(8.03)%	(5.73)%
Gross fair value premium as a percentage of loan principal balance	1.47%	2.64%	1.92%	3.34%	5.21%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.22)%	(1.18)%	(1.19)%	(1.10)%	(1.09)%
Fair value premium as a percentage of loan principal balance	0.26%	1.45%	0.73%	2.24%	4.12%
Discount Rate	11.07%	11.48%	10.19%	8.97%	6.76%

The illustrative table included above is designed to assist investors in understanding the impact of our election of the fair value option.

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with any litigation reserve, our workforce optimization expenses, impairment charges, acquisition and integration related expenses and debt amendment costs because these items do not reflect ongoing business operations.
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended March 31,
	2023	2022
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(37,319)	$(16,937)
Fair value mark-to-market adjustment on asset-backed notes	(48,895)	58,271
Fair value mark-to-market adjustment on derivatives	1,696	(393)
Total fair value mark-to-market adjustment	$(84,518)	$40,941
(1) The fair value mark-to-market adjustment on loans receivable at fair value shown for the three months ended March 31, 2023 excludes $37.2 million related to the cumulative fair value mark on the loans sold in other loan sales in Q1 2023. The fair value mark-to-market adjustment on loans receivable at fair value shown for the three months ended March 31, 2022 also excludes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction. For details regarding the Q1 2023 other loan sales and the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2023	2022
Net income (loss)	$(102,090)	$45,663
Adjustments:
Income tax expense (benefit)	(39,443)	12,007
Interest on corporate financing	6,302	—
Depreciation and amortization	10,422	7,312
Stock-based compensation expense	4,500	6,773
Workforce optimization expenses	6,818	210
Acquisition and integration related expenses	6,980	7,287
Origination fees for loans receivable at fair value, net	(4,743)	(4,685)
Other non-recurring charges (1)	2,284	300
Fair value mark-to-market adjustment	84,518	(40,941)
Adjusted EBITDA	$(24,452)	$33,926
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as our net income, adjusted to exclude income tax expense, stock-based compensation expenses and certain non-recurring charges. We believe that Adjusted Net Income (Loss) is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period to period.

•We believe it is useful to exclude the impact of income tax expense, as reported, because historically it has included irregular tax items that do not reflect our ongoing business operations.
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with any litigation reserve, our workforce optimization expenses, impairment charges, acquisition and integration related expenses and debt amendment costs because these items do not reflect ongoing business operations.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income to Adjusted Net Income (Loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Adjusted Net Income (Loss) (in thousands)	2023	2022
Net income (loss)	$(102,090)	$45,663
Adjustments:
Income tax expense (benefit)	(39,443)	12,007
Stock-based compensation expense	4,500	6,773
Workforce optimization expenses	6,818	210
Acquisition and integration related expenses	6,980	7,287
Other non-recurring charges (1)	2,284	300
Adjusted income (loss) before taxes	(120,951)	72,240
Normalized income tax expense	(32,657)	19,505
Adjusted Net Income (Loss)	$(88,294)	$52,735
Income tax rate (2)	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rate for the three months ended March 31, 2023 and 2022 is based on a normalized statutory rate.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of diluted EPS to Adjusted EPS for the three months ended March 31, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Diluted earnings (loss) per share	$(3.00)	$1.37
Adjusted EPS
Adjusted Net Income (Loss)	$(88,294)	$52,735

Basic weighted-average common shares outstanding	33,979,050	32,216,641
Weighted average effect of dilutive securities:
Stock options	—	733,503
Restricted stock units	—	372,990
Diluted adjusted weighted-average common shares outstanding	33,979,050	33,323,134
Adjusted Earnings (Loss) Per Share	$(2.60)	$1.58

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three months ended March 31, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended March 31,
(in thousands)	2023	2022
Return on Equity	(82.5)%	29.5%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$(88,294)	$52,735
Average stockholders' equity	$501,873	$626,909
Adjusted Return on Equity	(71.3)%	34.1%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with any litigation reserve, our workforce optimization expenses, impairment charges, acquisition and integration related expenses and debt amendment costs divided by total revenue. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficiently we manage costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three months ended March 31, 2023 and 2022:

	As of or for the Three Months Ended March 31,
(in thousands)	2023	2022
Operating Efficiency	56.4%	68.6%
Adjusted Operating Efficiency
Total revenue	259,512	214,720
Total operating expense	146,338	147,344
Stock-based compensation expense	(4,500)	(6,773)
Workforce optimization expenses	(6,818)	(210)
Acquisition and integration related expenses	(6,980)	(7,287)
Other non-recurring charges (1)	(2,284)	(300)
Total adjusted operating expenses	$125,756	$132,774
Adjusted Operating Efficiency	48.5%	61.8%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.

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

During the three months ended March 31, 2023, available liquidity increased primarily due to the amendment and upsizing of our Corporate Financing facility and draws under our PLW facility. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. In addition to the $25.0 million that may be available under the second amendment to the Corporate Financing facility dated March 10, 2023, and the associated warrants, we may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash, cash equivalents and restricted cash	$201,921	$170,558
Cash provided by (used in)
Operating activities	76,814	38,565
Investing activities	(39,648)	(122,496)
Financing activities	(39,062)	61,529

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $76.8 million and $38.6 million for the three months ended March 31, 2023 and 2022, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(39.6) million and $(122.5) million for the three months ended March 31, 2023 and 2022, respectively. Our investing activities consist primarily of loan originations and loan repayments. Our net cash provided by (used in) investing activities for the three months ended March 31, 2023, includes $1.0 million of proceeds related to the Q1 2023 Loan Sale. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to disbursements on originations of loans increasing by $330.8 million while repayments of loan principal decreased by $3.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Financing Activities

Our net cash provided by (used in) financing activities was $(39.1) million and $61.5 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cash used in financing activities was primarily driven by borrowings under our PLW and Corporate Financing facility, partially offset by repayments of borrowings on our CCW and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A, Series 2022-2 and Series 2022-3 asset-backed notes. For the three months ended March 31, 2022, net cash provided by financing activities was primarily driven by the borrowings under our Secured Financing facilities, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of March 31, 2023, we had $2.30 billion of outstanding asset-backed notes. For additional information, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs). For VIEs where we have determined we are the primary beneficiary, the financial results of the VIE are consolidated in our financial statements. For VIEs where we have determined we are not the primary beneficiary, the financial results of the VIE are not consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of March 31, 2023, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of March 31, 2023, we had Secured Financing facilities with warehouse lines of $720.0 million in the aggregate with undrawn capacity of $314.7 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

Corporate Financing

On September 14, 2022, we entered into an agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of our subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. At closing and as part of the Incremental Tranche A-1, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans" on May 5, 2023 and may borrow up to an additional amount of $25.0 million on an uncommitted basis (the “Incremental Tranche C Loans”) expected to be available, if provided by the applicable lenders, on or about June 23, 2023. The term loan now bears interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%.

As of March 31, 2023, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Other loan sales

During the first quarter of 2023, we entered into agreements to sell certain populations of our personal loans and credit card receivables that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $38.2 million. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

Through March 4, 2022, we had a commitment to sell to a third-party institutional investor 10% of our unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022.

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The originations of loans sold and held for sale during the three months ended March 31, 2023 was $10.0 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Bank Partnership Program and Servicing Agreement

We entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, we have a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021.

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Acquisition Financing and Secured Financing, corporate and retail leases, and purchase commitments for technology used in the business. See Note 8, Borrowings and Note 15, Leases, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for more information.

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. On the Second Amendment Closing Date, the Company borrowed $20.8 million of Incremental Tranche A-1 Loans and borrowed an additional $4.2 million of Incremental Tranche A-2 Loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of Incremental Tranche B Loans on May 5, 2023 and may borrow up to an additional amount of $25.0 million Incremental Tranche C Loans, on an uncommitted basis, expected to be available if provided by the applicable lenders, on or about June 23, 2023. We anticipate that we will likely draw down on the remaining incremental commitment amount, however, given its uncommitted nature there can be no assurance that we will be able to access such additional capital. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023 ("2022 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2022 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as previously disclosed in our 2022 Form 10-K. Interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could impact our financial results.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our 2022 Form 10-K.

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of March 31, 2023 and 2022, members with repeat loans comprised 80% and 73%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We may not be able to effectively manage the growth of our business.*

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

Further, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history. Since 2022, we have engaged in a series of cost-saving measures in response to challenging macroeconomic conditions, including by conducting workforce reductions. Such actions may adversely affect our ability to retain and recruit skilled and motivated personnel, hindering our ability to achieve our key priorities. If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, and financial condition may be adversely affected.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 8, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, some of which are outside of our control. Conditions in the credit markets may continue to experience disruption or deterioration, including as a result of rising interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 86% of our total assets and our asset-backed notes represented 76% of our total liabilities as of March 31, 2023. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.*

Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures and the associated bank crisis, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. The United States has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. Additionally, the United States is experiencing a workforce shortage, which, in turn has created a hyper-competitive wage environment that may further increase employee compensation. From March 2022 through December 2022, the Federal Reserve raised the target range for the federal funds rate on seven separate occasions and signaled that it anticipates additional increases in the target range will be appropriate to lower inflation. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.

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

On February 9, 2023 and on May 8, 2023, we announced that we were taking a series of measures to streamline our operations, including reducing the size of our corporate staff by 10% and 19%, respectively. These measures have resulted in the reduction of our corporate staff by approximately 28% in 2023. These cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

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
•our borrowing costs and access to the capital markets; and
•general economic, industry, and market conditions, including economic slowdowns, recessions, rising interest and inflation rates, and tightening of credit markets and recent or potential bank failures.

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

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Additionally, changes to U.S. immigration policies, as well as restrictions on global travel due to public health crises requiring quarantines or other precautions to limit exposure to infectious diseases, may limit our ability to hire and/or retain talent. In February 2023 and May 2023, we announced a 10% and 19% reduction in our corporate workforce, respectively. These reductions could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

As of March 31, 2023, 46.1%, 26.0%, 8.4%, 5.2% and 3.4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

As of March 31, 2023, we had 1,409 employees related to three contact centers in Mexico. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia, Jamaica and the Philippines, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of March 31, 2023, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 359 full-time equivalents in Colombia, Jamaica, Philippines, and India. These international activities are subject to inherent risks that are beyond our control, including:

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

Funding and Liquidity Risks

We amended our Corporate Financing, as a result of which certain tranches of additional loans are available on an uncommitted basis, and our business could be adversely affected if we were unable to access such additional capital.*

On March 10, 2023 (the “Second Amendment Closing Date”), Oportun Financial Corporation (the “Company”) entered into an Amendment No. 2 to Credit Agreement (the ”Second Amendment”), by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain affiliates of Neuberger Berman Specialty Finance as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), which amended the Credit Agreement, dated as of September 14, 2022 (as amended, supplemented or otherwise modified, including by the Second Amendment, the “Amended Credit Agreement”), by and among the Company, the lenders from time to time party thereto and the Agent.

On the Second Amendment Closing Date, the Company borrowed $20.8 million of incremental term loans (the “Incremental Tranche A-1 Loans”) and borrowed an additional $4.2 million of incremental term loans (the “Incremental Tranche A-2 Loans”) on March 27, 2023. On May 5, 2023, borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans"). Under the Amended Credit Agreement, the Company may borrow up to an additional amount of $25.0 million on an uncommitted basis, (the “Incremental Tranche C Loans”) expected to be available, if provided by the applicable lenders, on or about June 23, 2023.

The loans (the “Loans”) and other obligations under the Amended Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the Loans, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

Pursuant to the Second Amendment, the Company issued warrants (the “Warrants”) to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. On March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, the Company issued Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, the Company issued Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock at an exercise prices of $0.01 per share. In addition, in connection with the funding of the Incremental Tranche C Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock at an exercise price of $0.01 per share.

Given the uncommitted nature of the Incremental Tranche C Loans, there can be no assurance that the Company will be able to access such additional capital. If we do not have sufficient capital, we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impaired.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. For more information on covenants, requirements and events, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The securitization market is subject to changing market conditions, and we may not be able to access this market when we would otherwise deem appropriate. For example, the securitization market has been volatile, driven by rising rates, inflation, recessionary concerns and the recent banking crisis. Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements may affect the type of securitizations that we are able to complete.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.*

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While we did not maintain deposits at Silicon Valley Bank, Signature Bank or Silvergate Capital Corp., the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury laws, actions alleging violations of the Americans with Disabilities Act, discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans and other consumer financial services and products. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted insignificant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business or adversely affect our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

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

On March 3, 2021, we received a Civil Investigative Demand (CID) from the CFPB. The stated purpose of the CID is to determine whether small-dollar lenders or associated persons, in connection with lending and debt-collection practices, have failed to comply with certain federal consumer protection laws over which the CFPB has jurisdiction. We have received additional information requests related to the CID. The information requests are focused on our legal collection practices from 2019 to 2021 and hardship treatments offered to members during the COVID-19 pandemic. On September 15, 2022, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the staff of the CFPB in connection with the CID, stating that it is considering whether to recommend that the CFPB take legal action against us based on alleged violations focused on our failure to timely dismiss certain lawsuits and the hardship treatments offered during the COVID-19 pandemic, including credit reporting related thereto. On October 14, 2022, we provided the CFPB with a written response to the NORA letter disputing the allegations. On March 28, 2023, we announced that the CFPB had completed its investigation and concluded that it would not recommend pursuing an enforcement action against us. We continue to believe that our business practices have been in full compliance with applicable laws.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 10,210,150 shares for issuance under our 2019 Equity Incentive Plan, 1,926,598 shares for issuance under our 2019 Employee Stock Purchase Plan, and 563,955 shares for issuance under our 2021 Inducement Equity Incentive Plan, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 10, 2023, the Warrants to purchase 1,980,242 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. On March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, the Company issued Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, the Company issued Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock at an exercise prices of $0.01 per share. In addition, in connection with the funding of the Incremental Tranche C Loans, the Company will issue Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock at an exercise price of $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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
•the public's reaction to our press releases, other public announcements, and filings with the SEC;
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
•general economic conditions, such as rising interest and inflation rates, recessions, tightening of credit markets and recent or potential bank failures;
•developments relating to our reduction in force and other streamlining measures announced in February 2023 and May 2023; and
•other risks and uncertainties described in these risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

We had no unregistered sales of our securities in the reporting period not previously reported,

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
Members
Members include borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who have signed-up to use or are using any of our Savings, Direct, Investing and/or Retirement products

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards

Term or Abbreviation	Definition
Products	Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer, including Savings, Direct, Investing and Retirement, that our Members use or have signed-up to use
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Form of Warrant	8-K	001-39050	4.1	3/13/2023
4.2	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023
10.1†	Amendment No. 2 to Credit Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	10.1	3/13/2023
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

** The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2023	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)