Form 10-Q
period 2023-06-30
Oportun Financial Corp
filed 2023-08-09
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of August 3, 2023 was 34,044,431.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$73,371	$98,817
Restricted cash	128,964	105,000
Loans receivable at fair value	2,985,129	3,143,653
Interest and fees receivable, net	30,852	31,796
Capitalized software and other intangibles, net	133,012	139,801
Right of use assets - operating	26,515	30,448
Other assets	94,200	64,180
Total assets	$3,472,043	$3,613,695

Liabilities and stockholders' equity
Liabilities
Secured financing	$486,453	$317,568
Asset-backed notes at fair value	2,118,786	2,387,674
Asset-backed borrowings at amortized cost	25,600	—
Acquisition and corporate financing	271,507	222,879
Lease liabilities	33,124	37,947
Other liabilities	78,175	100,028
Total liabilities	3,013,645	3,066,096
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 34,299,366 shares issued and 34,027,343 shares outstanding at June 30, 2023; 33,626,630 shares issued and 33,354,607 shares outstanding at December 31, 2022	7	7
Common stock, additional paid-in capital	575,587	547,799
Retained earnings (accumulated deficit)	(110,887)	6,102
Treasury stock at cost, 272,023 shares at June 30, 2023 and December 31, 2022	(6,309)	(6,309)
Total stockholders’ equity	458,398	547,599
Total liabilities and stockholders' equity	$3,472,043	$3,613,695
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Interest income	$240,463	$207,655	$478,082	$399,892
Non-interest income	26,100	18,147	47,993	40,630
Total revenue	266,563	225,802	526,075	440,522
Less:
Interest expense	41,448	17,104	80,445	30,781
Net decrease in fair value	(106,490)	(63,484)	(322,200)	(59,513)
Net revenue	118,625	145,214	123,430	350,228

Operating expenses:
Technology and facilities	55,116	52,788	111,990	101,977
Sales and marketing	19,195	32,368	38,377	66,909
Personnel	30,762	38,629	68,080	74,555
Outsourcing and professional fees	9,900	17,165	23,702	31,492
General, administrative and other	21,123	16,936	40,285	30,297
Total operating expenses	136,096	157,886	282,434	305,230

Income (loss) before taxes	(17,471)	(12,672)	(159,004)	44,998
Income tax expense (benefit)	(2,572)	(3,515)	(42,015)	8,492
Net income (loss)	$(14,899)	$(9,157)	$(116,989)	$36,506

Net income (loss) attributable to common stockholders	$(14,899)	$(9,157)	$(116,989)	$36,506

Share data:
Earnings (loss) per share:
Basic	$(0.41)	$(0.28)	$(3.31)	$1.12
Diluted	$(0.41)	$(0.28)	$(3.31)	$1.10
Weighted average common shares outstanding:
Basic	36,691,291	32,831,499	35,342,663	32,525,768
Diluted	36,691,291	32,831,499	35,342,663	33,241,681
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2023
	Common Stock			Warrants
	Shares	Par Value	Additional Paid-in Capital	Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	33,354,607	$7	$547,799	$—	$—	$6,102	$(6,309)	$547,599
Stock-based compensation expense	—	—	5,329	—	—	—	—	5,329
Vesting of restricted stock units, net of shares withheld	529,739	—	(1,364)	—	—	—	—	(1,364)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	2,096,727	6,672	—	—	6,672
Net loss	—	—	—	—	—	(102,090)	—	(102,090)
Balance – March 31, 2023	33,884,346	$7	$551,764	2,096,727	$6,672	$(95,988)	$(6,309)	$456,146

Issuance of common stock upon exercise of stock options, net of shares withheld	26,458	—	(95)	—	—	—	—	(95)
Stock-based compensation expense	—	—	4,754	—	—	—	—	4,754
Vesting of restricted stock units, net of shares withheld	116,539	—	(267)	—	—	—	—	(267)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	2,096,726	12,759	—	—	12,759
Net loss	—	—	—	—	—	(14,899)	—	(14,899)
Balance – June 30, 2023	34,027,343	$7	$556,156	4,193,453	$19,431	$(110,887)	$(6,309)	$458,398

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2022
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

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(116,989)	$36,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,158	22,340
Fair value adjustment, net	322,200	59,513
Origination fees for loans receivable at fair value, net	(16,981)	(11,351)
Gain on loan sales	(3,693)	(5,714)
Stock-based compensation expense	9,347	13,702
Other, net	(29,910)	20,732
Originations of loans sold and held for sale	(25,678)	(48,972)
Proceeds from sale of loans	29,096	55,064
Changes in other assets and other liabilities	(15,193)	(50,178)
Net cash provided by operating activities	179,357	91,642
Cash flows from investing activities
Originations of loans	(780,912)	(1,560,495)
Proceeds from loan sales originated as held for investment	1,653	247,230
Repayments of loan principal	694,963	700,968
Capitalization of system development costs	(18,731)	(23,580)
Other, net	(994)	(2,147)
Net cash used in investing activities	(104,021)	(638,024)
Cash flows from financing activities
Borrowings under secured financing	171,300	1,331,000
Repayments of secured financing	(3,140)	(1,220,000)
Borrowings under asset-backed notes at fair value	—	404,984
Repayments of asset-backed notes at fair value	(330,406)	(21,093)
Borrowings under asset-backed borrowings at amortized cost	25,544	—
Borrowings under acquisition and corporate financing	73,355	—
Repayments of acquisition and corporate financing	(10,195)	—
Payments of deferred financing costs	(1,550)	(314)
Net payments related to stock-based activities	(1,726)	(7,299)
Net cash provided by (used in) financing activities	(76,818)	487,278
Net decrease in cash and cash equivalents and restricted cash	(1,482)	(59,104)
Cash and cash equivalents and restricted cash, beginning of period	203,817	192,960
Cash and cash equivalents and restricted cash, end of period	$202,335	$133,856

Supplemental disclosure of cash flow information
Cash and cash equivalents	$73,371	$66,712
Restricted cash	128,964	67,144
Total cash and cash equivalents and restricted cash	$202,335	$133,856

Cash paid for income taxes, net of refunds	$1,171	$(3,377)
Cash paid for interest	$77,453	$27,032
Cash paid for amounts included in the measurement of operating lease liabilities	$7,430	$7,772
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,979	$1,862
Non-cash investments in capitalized assets	$(507)	$1,852
Non-cash financing activities	$19,431	$—
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries, "Oportun" or the "Company") is a mission-driven fintech that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. The Company's credit products include personal loans, secured personal loans and credit cards. The Company's digital banking products include automated savings, long-term investing and retirement savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$(14,899)	$(9,157)	$(116,989)	$36,506
Net income (loss) attributable to common stockholders	$(14,899)	$(9,157)	$(116,989)	$36,506

Basic weighted-average common shares outstanding	36,691,291	32,831,499	35,342,663	32,525,768
Weighted average effect of dilutive securities:
Stock options	—	—	—	453,695
Restricted stock units	—	—	—	262,218
Diluted weighted-average common shares outstanding	36,691,291	32,831,499	35,342,663	33,241,681

Earnings (loss) per share:
Basic	$(0.41)	$(0.28)	$(3.31)	$1.12
Diluted	$(0.41)	$(0.28)	$(3.31)	$1.10

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,062,442	3,587,839	3,162,156	2,897,171
Restricted stock units	3,730,803	4,705,012	3,842,100	2,852,608
Total anti-dilutive common share equivalents	6,793,245	8,292,851	7,004,256	5,749,779

4.	Variable Interest Entities

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

For all VIEs in which the Company is involved, it assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, it would conclude that it is the primary beneficiary of the VIE, and it consolidates the VIE. In situations where the Company is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognize our interests in the VIE. In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement that is considered a secured borrowing and is not considered a VIE. See Note 8, Borrowings for additional information on the secured borrowing under the caption of asset-backed borrowings at amortized cost.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	June 30,	December 31,
(in thousands)	2023	2022
Consolidated VIE assets
Restricted cash	$112,106	$91,395
Loans receivable at fair value	2,900,345	3,081,557
Interest and fee receivable	29,488	30,443
Total VIE assets	3,041,939	3,203,395
Consolidated VIE liabilities
Secured financing (1)	488,160	320,000
Asset-backed notes at fair value	2,118,786	2,387,674
Acquisition financing (1)	75,484	85,679
Total VIE liabilities	$2,682,430	$2,793,353
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement that does not qualify as a sale for accounting purposes and is reported as a secured borrowing. See Note 8, Borrowings for additional information on the secured borrowing under the caption of asset-backed borrowings at amortized cost.

The originations of loans sold and held for sale during the three months ended June 30, 2023 was $15.6 million and the Company recorded a gain on sale of $2.3 million and servicing revenue of $2.5 million. The originations of loans sold and held for sale during the three months ended June 30, 2022 was insignificant and the gain on sale that the Company recorded was insignificant as a result of our whole loan sale agreement expiration on March 4, 2022. Servicing revenue during the same time period was $6.3 million.

The originations of loans sold and held for sale during the six months ended June 30, 2023 was $25.7 million and the Company recorded a gain on sale of $3.7 million and servicing revenue of $5.6 million. The originations of loans sold and held for sale during the six months ended June 30, 2022 was $49.0 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $10.3 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Capitalized software, net:
System development costs	$153,584	$135,303
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(100,402)	(79,679)
Total capitalized software, net	$101,682	$104,124

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended June 30, 2023 and 2022 was $10.6 million and $8.2 million, respectively. System development costs capitalized in the three months ended June 30, 2023 and 2022 were $7.7 million and $14.2 million, respectively.

Amortization of system development costs and acquired developed technology for six months ended June 30, 2023 and 2022 was $20.7 million and $15.6 million, respectively. System development costs capitalized in the six months ended June 30, 2023 and 2022 were $18.3 million and $25.4 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Oportun Savings (formerly known as Digit) on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	6,426
Other	3,000	3,000
Less: Accumulated amortization	(11,796)	(8,249)
Total intangible assets, net	$31,330	$35,677

On March 8, 2023, the Company revealed its rebranding of Oportun and Oportun Savings (formerly known as Digit) as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark. Amortization of intangible assets for the three months ended June 30, 2023 and 2022 was $1.9 million and $2.0 million, respectively. Amortization of intangible assets for the six months ended June 30, 2023 and 2022 was $3.5 million and $4.0 million, respectively.

Expected future amortization expense for intangible assets as of June 30, 2023 is as follows:

(in thousands)	Fiscal Years
2023 (remaining six months)	$3,860
2024	7,539
2025	4,929
2026	4,929
2027	4,929
2028	4,780
Thereafter	—
Total	$30,966

7.	Other Assets

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Fixed assets
Total fixed assets	$48,779	$48,212
Less: Accumulated depreciation	(39,918)	(37,688)
Total fixed assets, net	$8,861	$10,524

Other Assets
Prepaid expenses	$19,334	$24,167
Deferred tax assets	19,762	1,793
Current tax assets	8,677	8,245
Receivable from banking partner	12,289	2,878
Derivative asset	8,678	725
Other	16,599	15,848
Total other assets	$94,200	$64,180

Fixed Assets

Depreciation and amortization expense related to Other Assets for the three months ended June 30, 2023 and 2022 was $0.9 million and $1.3 million, respectively, and for the six months ended June 30, 2023 and 2022 it was $2.2 million, and $2.6 million, respectively.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

				June 30, 2023	December 31, 2022
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$120,000	December 1, 2024	Variable (2)	$73,556	$76,574
Oportun PLW Trust	600,000	September 1, 2024	SOFR (minimum of 0.10%) + 2.17%	412,897	240,994
Total secured financing	$720,000			$486,453	$317,568
(1) The facility amount and maturity date on the Secured Financing - CCW facility (Oportun CCW Trust) were $150.0 million and December 1, 2023, respectively, as of December 31, 2022.
(2) The interest rate on the Secured Financing - CCW facility (Oportun CCW Trust) is LIBOR (minimum of 0.00%) plus 3.41% on the outstanding principal balance as of June 30, 2023. The interest rate on the CCW was LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance as of December 31, 2022.

The following table presents information regarding asset-backed notes:

	June 30, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$211,046	$235,480	8.79%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	217,410	243,818	7.52%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	384,237	415,155	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	448,152	519,859	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	452,363	519,228	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	291,499	318,191	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	114,079	132,600	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$2,118,786	$2,384,331

	December 31, 2022
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$285,218	$301,967	8.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	313,689	344,218	7.03%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	380,313	414,293	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	435,951	518,929	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	432,123	519,182	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	348,046	389,740	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	192,334	218,571	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$2,387,674	$2,706,900
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of June 30, 2023. The weighted average interest rate for Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2019-A ended on August 1, 2022 and Series 2021-A ended on March 1, 2023. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed borrowings at amortized cost - On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, the Company has agreed to sell up to $300.0 million of its personal loan originations over the next twelve months. The Company will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on the Company's balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the three months ended June 30, 2023, the Company transferred loans receivable totaling $25.0 million.

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				June 30, 2023	December 31, 2022
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00% + 12.00%	$199,442	$141,957
Oportun RF, LLC (2)	116,000	October 1, 2024	SOFR (minimum of 0.00%) + 11.00%	72,065	80,922
Total acquisition and corporate financing	$266,000			$271,507	$222,879
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

On March 10, 2023 (the “Second Amendment Closing Date”), the Company amended its Corporate Financing facility by entering into an Amendment No. 2 (the “Second Amendment”) by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain funds associated with Neuberger Berman Specialty Finance as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), which amended the Credit Agreement, dated as of September 14, 2022 (as amended, supplemented or otherwise modified, including by the Second Amendment, the “Amended Credit Agreement”), by and among the Company, the lenders from time to time party thereto and the Agent.

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

On May 5, 2023, under the Amended Credit Agreement, the Company borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") and issued Warrants to the lenders to purchase 1,048,363 shares of the Company's common stock at an exercise price of $0.01 per share. The Company determined that the terms of the new debt instrument upon issuance of Tranche B was substantially different when compared to the Original Credit Agreement resulting in an insignificant net loss on debt extinguishment. Accordingly, the Company extinguished the carrying value of the corporate financing facility prior to issuance of Tranche B and recorded the new corporate financing facility upon issuance of Tranche B at fair value of $179.5 million. This resulted in an insignificant net loss on extinguishment.

On June 30, 2023, under the Amended Credit Agreement, the Company borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche C Loans") and issued Warrants to the lenders to purchase 1,048,363 shares of the Company's common stock at an exercise price of $0.01 per share.

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

See Note 10, Stockholders' Equity for additional information on the Warrants.

As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accounts payable	$11,310	$9,670
Accrued compensation	17,060	12,502
Accrued expenses	24,245	26,193
Accrued interest	8,914	8,445
Amount due to whole loan buyer	1,980	3,073
Deferred tax liabilities	4,514	30,575
Current tax liabilities	6,802	5,912
Other	3,350	3,658
Total other liabilities	$78,175	$100,028

10.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of June 30, 2023 or December 31, 2022.

Common Stock - As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2023, 34,299,366 and 34,027,343 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2022, 33,626,630 and 33,354,607 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On March 10, 2023, pursuant to the Second Amendment of the Corporate Financing facility, the Company issued detachable Warrants to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. On March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, the Company issued Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, the Company issued Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock at an exercise price of $0.01 per share. On June 30, 2023, in connection with the funding of the Incremental Tranche C Loans, the Company issued Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock at an exercise price of $0.01 per share.

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

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Technology and facilities	$1,159	$1,567	$2,208	$3,435
Sales and marketing	10	38	43	69
Personnel	3,300	5,324	7,096	10,198
Total stock-based compensation (1)	$4,469	$6,929	$9,347	$13,702
(1) Amounts shown are net of $0.3 million and $0.7 million of capitalized stock-based compensation for the three and six months ended June 30, 2023, respectively, and net of $0.7 million and $1.4 million of capitalized stock-based compensation for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, and December 31, 2022, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $4.1 million and $6.2 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.2 years and 2.6 years, respectively. As of June 30, 2023 and December 31, 2022, the Company's total unrecognized compensation cost related to unvested restricted stock unit awards granted to employees was $30.9 million and $51.6 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.5 years and 2.7 years, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The Company recognized $2.6 million and $4.0 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense during the six months ended June 30, 2023 and 2022, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $0.3 million and $2.7 million for the three and six months ended June 30, 2023, respectively. The total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $0.2 million and $0.9 million for the three and six months ended June 30, 2022, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income
Interest on loans	$236,028	$201,904	$468,228	$389,291
Fees on loans	4,435	5,751	9,854	10,601
Total interest income	240,463	207,655	478,082	399,892

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Non-interest income
Gain on loan sales	$2,341	$(1)	$3,667	$5,714
Servicing fees	3,544	6,321	7,224	10,278
Subscription revenue	6,301	7,205	13,179	16,545
Other income	13,914	4,622	23,923	8,093
Total non-interest income	$26,100	$18,147	$47,993	$40,630

13.	Income Taxes

For the three and six months ended June 30, 2023 and 2022, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and six months ended June 30, 2023, the Company recorded income tax benefit of $2.6 million and $42.0 million, respectively, related to continuing operations, representing an effective income tax rate of 14.7% and 26.4%, respectively. Income tax expense (benefit) for the three and six months ended June 30, 2022 was $(3.5) million and $8.5 million, respectively, representing an effective income tax rate of 27.7% and 18.9%, respectively.

Income tax benefit decreased by $0.9 million or 27%, from $3.5 million for the three months ended June 30, 2022 to $2.6 million benefit for the three months ended June 30, 2023, primarily resulting from having lower pretax income and discrete tax expense for the three months ended June 30, 2023. Income tax expense decreased by $50.5 million or 595%, from $8.5 million for the six months ended June 30, 2022 to $(42.0) million for the six months ended June 30, 2023, primarily resulting from having lower pretax income and discrete tax expense associated with stock-based compensation for the six months ended June 30, 2023. The Company's effective tax rates for the three and six months ended June 30, 2023 and 2022 differ from the statutory tax rates primarily due to the impacts of a one-time exercise of stock-based awards and research and development tax credits.

It is reasonably possible that the balance of gross unrecognized tax benefits could change in the next twelve months, although the timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate a range at this time.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	June 30, 2023		December 31, 2022
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,845,599	$2,871,802	$2,967,266	$3,027,401
Loans receivable - credit cards	117,618	113,327	131,343	116,252
Total Loans Receivable at Fair Value	$2,963,217	$2,985,129	$3,098,609	$3,143,653
Liabilities
Asset-backed notes	2,251,619	2,118,786	2,582,025	2,387,674

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loan receivables balance at fair value as of June 30, 2023, consists of $2,742.7 million of unsecured personal loan receivables and $129.1 million of secured personal loan receivables.

	June 30, 2023			December 31, 2022
Personal Loans Receivables	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	7.64%	52.48%	11.03%	5.06%	51.45%	9.86%
Remaining cumulative prepayments (1)	—%	31.55%	26.87%	—%	33.59%	28.73%
Average life (years)	0.05	1.44	0.96	0.05	1.52	1.01
Discount rate	11.10%	11.10%	11.10%	11.34%	11.34%	11.34%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

	June 30, 2023	December 31, 2022
Credit Card Receivables	Range	Range
Remaining cumulative charge-offs (1)	19.54%	22.80%
Principal payment rate (1)	7.90%	9.28%
Average life (years)	0.88	0.69
Discount rate	11.15%	14.84%
(1) Figure disclosed as a percentage of outstanding principal balance.

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument was $8.7 million as of June 30, 2023. The underlying cash flows were $11.8 million as of June 30, 2023. The fair value of the derivative instrument and underlying cash flows were not material as of December 31, 2022. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	June 30, 2023*
	Low	High	Weighted Average
Remaining cumulative charge-offs	3.71%	18.31%	9.11%
Remaining cumulative prepayments	—%	34.87%	23.75%
Average life (years)	0.34	1.56	1.28
Discount rate	24.00%	24.00%	24.00%
* Inputs as of December 31, 2022 were not disclosed as the balance was not yet material

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the six months ended June 30, 2023 and 2022. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance – beginning of period	$3,012,726	$2,450,987	$3,143,653	$2,386,807
Principal disbursements	506,065	940,116	958,465	1,719,835
Principal payments from customers	(446,959)	(436,028)	(898,929)	(1,072,072)
Gross charge-offs	(100,889)	(65,876)	(194,927)	(128,434)
Net increase (decrease) in fair value	14,186	(34,605)	(23,133)	(51,542)
Balance – end of period	$2,985,129	$2,854,594	$2,985,129	$2,854,594

As of June 30, 2023, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $10.0 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $39.1 million. As of December 31, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $4.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $35.2 million.

Pursuant to the Second Amendment of the Corporate Financing facility, the Company issued detachable warrants to the lenders. See Note 8, Borrowings for additional information on the Second Amendment of the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the warrants. The fair value of the of non-recurring (Level 3) warrants to purchase shares of the Company’s common stock were estimated using a Black Scholes valuation model with the following significant unobservable inputs at the date of issuance:

June 30, 2023
Range
Expected Term (years)	5.0
Risk free rate	3.41% - 4.13%
Expected Volatility	72.00% - 78.00%

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	June 30, 2023
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$73,371	$73,371	$73,371	$—	$—
Restricted cash	128,964	128,964	128,964	—	—
Loans held for sale (Note 5)	325	353	—	—	353
Liabilities
Accounts payable	11,310	11,310	11,310	—	—
Secured financing (Note 8)	488,160	476,569	—	476,569	—
Asset-backed borrowings at amortized cost (Note 8)(1)	24,920	24,920	—	—	24,920
Acquisition and corporate financing (Note 8)	302,141	301,755	—	301,755	—
(1) The Company estimates the fair value of the asset-backed borrowings at amortized cost to approximate par value as of June 30, 2023 given the close proximity of the transaction to quarter end.

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
•Secured financing, acquisition and corporate financing ‑ The fair values of the secured financing, and acquisition and corporate financing facilities have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.
•Asset-backed borrowings at amortized cost ‑ The fair values of the asset-backed borrowings at amortized cost have been calculated by discounting the contractual cash flows at the interest rate the Company estimates such arrangement would bear if executed in the current market, which is a Level 3 input measure.
There were no transfers in or out of Level 3 assets and liabilities for the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022.

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

As of June 30, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023 (remaining six months)	$6,635
2024	12,291
2025	10,364
2026	4,293
2027	1,325
2028	177
Thereafter	7
Total lease payments	35,092
Imputed interest	(1,968)
Total leases	$33,124

Weighted average remaining lease term	3.0 years
Weighted average discount rate	4.28%

As of December 31, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023	13,879
2024	11,940
2025	9,969
2026	3,918
2027	1,032
Thereafter	25
Total lease payments	40,763
Imputed interest	(2,816)
Total leases	$37,947

Weighted average remaining lease term	3.2 years
Weighted average discount rate	4.06%

Rental expenses under operating leases for the three and six months ended June 30, 2023, were $4.7 million, and $9.1 million, respectively, and for the three and six months ended June 30, 2022, were $5.7 million, and $10.1 million, respectively.
Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $19.8 million for the remainder of 2023, $24.5 million in 2024, $16.3 million in 2025, $2.5 million in 2026 and $0.0 million in 2027 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of June 30, 2023, the Company has a commitment to purchase an additional $15.2 million of program loans based on originations through June 30, 2023.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at June 30, 2023 and December 31, 2022 were $46.7 million and $45.0 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

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

See Part II. Item 1. Legal Proceedings for additional information regarding legal proceedings in which the Company is involved.

16.	Related Party Transactions

On September 14, 2022, the Company entered into an agreement to borrow $150.0 million of a senior secured term loan with certain funds associated with Neuberger Berman Specialty Finance ("Neuberger"). On March 10, 2023, the Company upsized and amended its Corporate Financing facility and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the additional $75.0 million, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share (the "Warrants"). Following the issuance of the Warrants, Neuberger is now deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. See Note 8, Borrowings for additional information on the Second Amendment of the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the Warrants.

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company has agreed to sell up to $300.0 million of its personal loan originations over the next twelve months. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three months ended June 30, 2023, the Company transferred loans receivable totaling $25.0 million. See Note 8, Borrowings - Asset-backed borrowings at amortized cost for additional information on the forward flow whole loan sale agreement.

For the three and six months ended June 30, 2023, the Company recorded interest expense under these agreements of $9.1 million and $15.4 million, respectively, primarily related to the Corporate Financing facility. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. The Company also recorded an insignificant amount of Interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023 related to transferred loans.

Loans receivable at fair value underlying the secured borrowing with Neuberger was $24.9 million as of June 30, 2023. The Company had Asset-backed borrowings at amortized costs of $25.6 million and corporate financing of $199.4 million due to Neuberger as of June 30, 2023. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Subsequent Events

Asset-backed borrowings at amortized cost - On August 3, 2023, the Company entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, the Company has a commitment to sell up to $400.0 million of its personal loan originations over the next twelve months. The Company will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on the Company's balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing.

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
•our expectation regarding the transfer of certain loans receivable;
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
•the effect of macroeconomic conditions on our business, including the impact of rising interest rates and recession or slowing growth;
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

Overview

We are a mission-driven fintech that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 17-year lending history, we have extended more than $16.6 billion in responsible credit through more than 6.7 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. and tailored to each member's goals to make achieving financial health automated. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include automated savings, long-term investing and retirement savings. Consumers are able to become members and access our products through our Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of July 31, 2023, our personal loan products are also available over the phone or through our 167 Oportun retail locations, and at 74 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of June 30, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 40 months and 32.3%, respectively. The average loan size for loans we originated during the three months ended June 30, 2023 was $4,101. Our loans do not have prepayment penalties or balloon payments, and typically range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of June 30, 2023, we originate unsecured personal loans in 6 states through state licenses and in 36 through our partnership with Pathward, N.A. (formerly known as MetaBank, N.A.).

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended June 30, 2023 was $7,486. As of June 30, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 51 months and 28.3%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California, Texas, Florida, Arizona and New Jersey and we are in the process of considering expansion into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 44 states as of June 30, 2023. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of June 30, 2023. The average credit line for credit cards activated during the three months ended June 30, 2023 was $876.

Digital Banking Products

Savings and Investing – Our Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Our savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make Digit their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015, we have helped members save more than $9.6 billion.

Our investment products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocate our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested more than $79.8 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

The funds in these savings and investing accounts are owned by our members and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

Lending as a Service

Beyond our core direct-to-consumer lending business, we believe that we can leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. We recently re-launched our Lending as a Service program with a new streamlined Lead Generation program through which we are able to offer loans through our existing channels by phone, online, or in our retail locations. Oportun originates, underwrites, and services the loan. Through this new program, we believe we will be able to offer our Lending as a Service Lead Generation program to additional partners with a much faster lead-to-market time while expanding our membership base with a true Oportun service experience.

In January 2022, we announced our first all-digital Lending as a Service partnership with Sezzle, a leading provider of Buy Now Pay Later financing options which launched in the first quarter of 2023. Oportun is now available as a checkout option, through Sezzle, for larger purchases which we believe will allow us to reach more new members.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past eight years, we have executed 20 bond offerings in the asset-backed securities market, the last 17 of which include tranches that have been rated investment grade. We have generally issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In higher interest rate environments we may consider issuing amortizing bonds.

Workforce Optimization and Streamlining Operations

On February 9, 2023 and on May 8, 2023, we announced a series of personnel and other cost saving measures to reduce expenses and streamline efficiency, including reducing the size of our corporate staff by 10% and 19%, respectively. These measures have resulted in the reduction of our corporate staff by approximately 28% in 2023. In relation to these and other personnel related activities, the income statement impact of $8.4 million and $15.2 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023, respectively. These reductions are anticipated to result in annualized run-rate savings of $126.0 to $136.0 million.

We routinely evaluate the balance of investment and productivity of our retail locations. During the second quarter of 2023, we made the decision to close 32 retail locations and reduce a portion of the workforce who manage and operate these retail locations. In the second quarter of 2023, we incurred $0.2 million in expenses related to these additional retail location closures and estimate remaining expenses of $0.2 million to be recognized in the third quarter of 2023. In addition, we have also recognized $0.8 million related to severance and benefits related to the store closures in the second quarter of 2023 which represents all severance and benefit related costs to be incurred as a result of these store closures. The income statement impact of $1.0 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023.

During the first quarter of 2022, we made the decision to close 27 retail locations in April 2022 and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $1.5 million and $2.1 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022, respectively. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Key Financial and Operating Metrics
Members	2,005,008	1,818,588	2,005,008	1,818,588
Products	2,155,240	1,928,261	2,155,240	1,928,261
Aggregate Originations	$485,120	$878,177	$893,081	$1,678,292
30+ Day Delinquency Rate	5.3%	4.3%	5.3%	4.3%
Annualized Net Charge-Off Rate	12.5%	8.6%	12.3%	8.6%
Return on Equity	(13.1)%	(5.7)%	(46.9)%	11.8%
Adjusted Return on Equity	2.0%	2.3%	(34.4)%	18.2%

Other Metrics
Managed Principal Balance at End of Period	$3,253,283	$3,243,400	$3,253,283	$3,243,400
Owned Principal Balance at End of Period	$2,963,217	$2,792,193	$2,963,217	$2,792,193
Average Daily Principal Balance	$2,993,598	$2,577,186	$3,031,639	$2,495,546
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

Members as of June 30, 2023 grew to 2.0 million, as compared to 1.8 million as of June 30, 2022. This increase was due to the success in our marketing efforts. New members seeking our personal loan and credit card products are discovering and also activating the Savings product via the Oportun Mobile App.

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

Products as of June 30, 2023 grew to 2.2 million as compared to 1.9 million as of June 30, 2022. This increase was due to growth in both our credit products and our digital banking products.

Aggregate Originations

Aggregate Originations decreased to $485.1 million for the three months ended June 30, 2023 from $878.2 million for the three months ended June 30, 2022, representing a 44.8% decrease. The decrease is primarily driven by a decrease in the number of loans originated. We originated 117,940 and 241,256 loans for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to actions taken to focus lending towards existing members to improve credit outcomes and lower marketing spend. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers. The decrease in number of loans originated was partially offset by growth in average loan size due to a focus on returning members.

Aggregate Originations decreased to $893.1 million for the six months ended June 30, 2023 from $1,678.3 million for the six months ended June 30, 2022, representing a 46.8% decrease. The decrease is primarily driven by a decrease in the number of loans originated. We originated 218,062 and 469,984 loans for the six months ended June 30, 2023 and 2022, respectively. The increase is primarily due to actions taken to focus lending towards existing members to improve credit outcomes and lower marketing spend. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers. The decrease in number of loans originated was partially offset by growth in average loan size due to a focus on returning members.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.3% and 4.3% as of June 30, 2023 and 2022, respectively. The increase reflects the higher mix of first-time borrowers and the return to pre-pandemic underwriting criteria in late 2021 and early 2022. In mid-2022, we took numerous actions to improve the credit performance on newly originated loans; including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to address rising delinquencies.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended June 30, 2023 and 2022 was 12.5% and 8.6%, respectively. Annualized Net Charge-Off Rate for the six months ended June 30, 2023 and 2022 was 12.3% and 8.6%, respectively. The increase is primarily driven by growth in originations to a higher mix of first-time borrowers in 2021 and the first half of 2022. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. If macroeconomic conditions do not worsen, we anticipate our Annualized Net Charge-Off Rate will decline during 2023 as our back book of loans amortize down.

Return on Equity and Adjusted Return on Equity

For the three months ended June 30, 2023 and 2022, Return on Equity was (13.1)% and (5.7)%, respectively, and Adjusted Return on Equity was 2.0% and 2.3%, respectively, For the six months ended June 30, 2023 and 2022, Return on Equity was (46.9)% and 11.8%, respectively, and Adjusted Return on Equity was (34.4)% and 18.2%, respectively.

The decreases in Return on Equity for the three and six months ended were primarily due to lower net income. Net income was lower primarily due to higher credit losses and higher cost of funds, partially offset by increased revenue and decreased operating expenses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

The decrease in Adjusted Return on Equity for the three and six months ended June 30, 2023 was primarily due to lower Adjusted Net Income. Adjusted Net Income was lower primarily due to increased fair value of our asset-backed notes, higher credit losses, and higher cost of funds, partially offset by increased revenue and decreased operating expenses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

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

*Numbers shown reflect year-to-date amounts for the six months ended June 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through June 30, 2023 divided by the total origination loan volume for that year.

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

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8
Net lifetime loan losses as of June 30, 2023 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	9.8%	10.7%	8.3%*	12.8%*	2.7%*
Outstanding principal balance as of June 30, 2023 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.8%	6.1%	31.3%	80.0%
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Revenue
Interest income	$240,463	$207,655	$478,082	$399,892
Non-interest income	26,100	18,147	47,993	40,630
Total revenue	266,563	225,802	526,075	440,522
Less:
Interest expense	41,448	17,104	80,445	30,781
Total net decrease in fair value	(106,490)	(63,484)	(322,200)	(59,513)
Net revenue	118,625	145,214	123,430	350,228
Operating expenses:
Technology and facilities	55,116	52,788	111,990	101,977
Sales and marketing	19,195	32,368	38,377	66,909
Personnel	30,762	38,629	68,080	74,555
Outsourcing and professional fees	9,900	17,165	23,702	31,492
General, administrative and other	21,123	16,936	40,285	30,297
Total operating expenses	136,096	157,886	282,434	305,230
Income (loss) before taxes	(17,471)	(12,672)	(159,004)	44,998
Income tax expense (benefit)	(2,572)	(3,515)	(42,015)	8,492
Net income (loss)	$(14,899)	$(9,157)	$(116,989)	$36,506

Total revenue

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue
Interest income	$240,463	$207,655	$32,808	15.8%	$478,082	$399,892	$78,190	19.6%
Non-interest income	26,100	18,147	7,953	43.8%	47,993	40,630	7,363	18.1%
Total revenue	$266,563	$225,802	$40,761	18.1%	$526,075	$440,522	$85,553	19.4%
Percentage of total revenue:
Interest income	90.2%	92.0%			90.9%	90.8%
Non-interest income	9.8%	8.0%			9.1%	9.2%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income increased by $32.8 million, or 15.8%, from $207.7 million for the three months ended June 30, 2022 to $240.5 million for the three months ended June 30, 2023. This increase was primarily attributable to growth in our Average Daily Principal Balance, which increased from $2.58 billion for the three months ended June 30, 2022 to $2.99 billion for the three months ended June 30, 2023, an increase of 16.2%. The increase was partially offset by a decrease in portfolio yield of 10 basis points in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven by lower originations and origination fees due to our tightening of credit underwriting standards and focusing lending towards existing and returning members in the second half of 2022. Existing and returning members generally receive lower APRs, but historically have lower loss rates compared to new members.

Total interest income increased by $78.2 million, or 19.6%, from $399.9 million for the six months ended June 30, 2022 to $478.1 million for the six months ended June 30, 2023. This increase was primarily attributable to growth in our Average Daily Principal Balance, which increased from $2.50 billion for the six months ended June 30, 2022 to $3.03 billion for the six months ended June 30, 2023, an increase of 21.5%. The increase was partially offset by a decrease in portfolio yield of 51 basis points in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 driven by lower originations and origination fees due to our tightening of credit underwriting standards and focusing lending towards existing and returning members in the second half of 2022. Existing and returning members generally receive lower APRs, but historically have lower loss rates compared to new members.

Non-interest income. Total non-interest income increased by $8.0 million, or 43.8%, from $18.1 million for the three months ended June 30, 2022 to $26.1 million for the three months ended June 30, 2023. This increase is primarily due to $6.4 million increase in interest earned on neobanking deposit accounts, $3.9 million increase in documentation fees on the Pathward retained loans, $2.3 million increase related to our gain on loan sales, partially offset by $2.8 million decrease in servicing revenue, and $2.2 million decrease in subscription revenue.

Total non-interest income increased by $7.4 million, or 18.1%, from $40.6 million for the six months ended June 30, 2022 to $48.0 million for the six months ended June 30, 2023. This increase is primarily due to $11.4 million increase in interest earned on neobanking deposit accounts, $4.3 million increase in documentation fees on the Pathward retained loans, partially offset by $4.0 million decrease in subscription revenue, $3.1 million decrease in servicing revenue and $2.0 million lower gain on loans sold under our whole loan sale programs.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Interest expense	$41,448	$17,104	$24,344	142.3%	$80,445	$30,781	$49,664	161.3%
Percentage of total revenue	15.5%	7.6%			15.3%	7.0%
Cost of Debt	6.0%	3.0%			5.8%	2.8%
Leverage as a percentage of Average Daily Principal Balance	92.9%	90.1%			93.0%	89.8%

Interest Expense. Interest expense increased by $24.3 million, or 142.3%, from $17.1 million for the three months ended June 30, 2022 to $41.4 million for the three months ended June 30, 2023. $20.9 million of the increase was driven by a 301 bps increase in interest rate. $3.4 million of the increase was due to an increase in our Average Daily Debt Balance. Our Average Daily Debt Balance increased from $2.32 billion for the three months ended June 30, 2022 to $2.78 billion for the three months ended June 30, 2023, an increase of 19.8%. We financed approximately 92.9% of our loans receivable through debt for the three months ended June 30, 2023, as compared to 90.1% for the three months ended June 30, 2022. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances.

Interest expense increased by $49.7 million, or 161.3%, from $30.8 million for the six months ended June 30, 2022 to $80.4 million for the six months ended June 30, 2023. $43.1 million of the increase was driven by a 298 bps increase in interest rate. $6.6 million of the increase was due to an increase in our Average Daily Debt Balance. Our Average Daily Debt Balance increased slightly from $2.24 billion for the six months ended June 30, 2022 to $2.82 billion for the six months ended June 30, 2023, an increase of 25.8%. We financed approximately 93.0% of our loans receivable through debt for the six months ended June 30, 2023, as compared to 89.8% for the six months ended June 30, 2022. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances. We expect our interest expense to increase as our asset-backed notes issued at lower interest rates amortize and are replaced with more expensive current funding.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$14,186	$(34,605)	$48,791	*	$(23,133)	$(51,542)	$28,409	*
Fair value mark-to-market adjustment on asset-backed notes	(12,623)	44,477	(57,100)	*	(61,518)	102,748	(164,266)	*
Fair value mark-to-market adjustment on derivatives	6,258	1,877	4,381	*	7,954	1,484	6,470	*
Total fair value mark-to-market adjustment	7,821	11,749	(3,928)	*	(76,697)	52,690	(129,387)	*
Charge-offs, net of recoveries on loans receivable at fair value	(93,480)	(55,097)	(38,383)	*	(185,065)	(106,447)	(78,618)	*
Net settlements on derivative instruments	(1,924)	(6,003)	4,079	*	(4,362)	(7,480)	3,118	*
Fair value mark on loans sold(1)	(18,907)	(14,133)	(4,774)	*	(56,076)	1,724	(57,800)
Total net decrease in fair value	$(106,490)	$(63,484)	$(43,006)	*	$(322,200)	$(59,513)	$(262,687)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	2.9%	5.2%			(14.6)%	12.0%
Charge-offs, net of recoveries on loans receivable at fair value	(35.1)%	(24.4)%			(35.2)%	(24.2)%
Total net increase (decrease) in fair value	(32.1)%	(19.2)%			(49.8)%	(12.2)%
Discount rate	11.10%	8.97%			11.10%	8.97%
Remaining cumulative charge-offs	11.35%	11.25%			11.35%	11.25%
Average life in years	0.96	0.90			0.96	0.90
* Not meaningful
(1) The fair value mark on loans sold shown for the three and six months ended June 30, 2023 includes $(18.9) million related to the cumulative fair value mark on the loans sold in other loans sales in Q2 2023. The fair value mark on loans sold shown for the six months ended June 30, 2023 also includes $(37.2) million related to the cumulative fair value mark on the loans sold in other loans sales in Q1 2023. The fair value mark on loans sold shown for the three and six months ended June 30, 2022 includes $(14.1) million related to the cumulative fair value mark on loans sold in the Q2 2022 Loan Sales. The fair value mark on loans sold shown for the six months ended June 30, 2022 also includes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA. For details regarding the Q2 2023, Q1 2023 and Q2 2022 other loan sales and the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended June 30, 2023 was $106.5 million. This amount represents a total fair value mark-to-market increase of $7.8 million, and $93.5 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $14.2 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in the discount rate from 11.07% as of March 31, 2023 to 11.10% as of June 30, 2023, partially offset by (b) a decrease in remaining cumulative charge-offs from 11.72% as of March 31, 2023 to 11.35% as of June 30, 2023. The $12.6 million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter spreads. The total net increase (decrease) in fair value for the three months ended June 30, 2023 and June 30, 2022 also includes a $(18.9) million and ($14.1) million adjustment related to the fair value mark on the loans sold as part of the other loans sales for the three months ended June 30, 2023 and June 30, 2022, respectively.

Net decrease in fair value for the six months ended June 30, 2023 was $322.2 million. This amount represents a total fair value mark-to-market decrease of $(76.7) million, and $185.1 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $23.1 million mark-to-market reduction on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 11.35% as of June 30, 2023, (b) a decrease in average life from 1.00 years as of December 31, 2022 to 0.96 years as of June 30, 2023, partially offset by (c) a decrease in the discount rate from 11.48% as of December 31, 2022 to 11.10% as of June 30, 2023. The $(61.5) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter spreads. The total net increase (decrease) in fair value for the six months ended June 30, 2023 and June 30, 2022 includes $(56.1) million and $1.7 million in adjustments related to the fair value mark on loans sold as part of the structured and other loan sales for the six months ended June 30, 2023 and June 30, 2022, respectively. Through the remainder of 2023, we expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Total charge-offs, net of recoveries	$93,480	$55,097	$38,383	69.7%	$185,065	$106,447	$78,618	73.9%
Average Daily Principal Balance	$2,993,598	$2,577,186	$416,412	16.2%	$3,031,639	$2,495,546	$536,093	21.5%
Annualized Net Charge-Off Rate	12.5%	8.6%			12.3%	8.6%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 12.5% and 12.3% for the three and six months ended June 30, 2023, respectively, from 8.6% and 8.6% for the three and six months ended June 30, 2022, respectively. Net charge-offs for the three months and six months ended June 30, 2023 increased primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees and general, administrative and other expense.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build and maintain our A.I.-enabled digital platform, and consisting of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second component includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees and depreciation and amortization. Lastly, the third component includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Technology and facilities	$55,116	$52,788	$2,328	4.4%	$111,990	$101,977	$10,013	9.8%
Percentage of total revenue	20.7%	23.4%			21.3%	23.1%

Technology and facilities. Technology and facilities expense increased by $2.3 million, or 4.4%, from $52.8 million for the three months ended June 30, 2022 to $55.1 million for the three months ended June 30, 2023. The increase is primarily due to $2.8 million higher expenses due to lower capitalization of internally developed software costs related to fewer employees working on software development as a result of our workforce optimization efforts, and $2.0 million increased depreciation commensurate with growth in our internally developed software balance compared to prior year. These increases were offset by $1.4 million lower expenses incurred for temporary contractors to supplement staffing related to new product investment and $0.9 million decrease in salaries, benefits and stock compensation due to the decrease in headcount following our workforce optimization efforts.

Technology and facilities expense increased by $10.0 million, or 9.8%, from $102.0 million for the six months ended June 30, 2022 to $112.0 million for the six months ended June 30, 2023. The increase is primarily due to $5.1 million increased depreciation commensurate with growth in our internally developed software balance, $4.1 million increase in salaries and benefits due to the increase in headcount prior to our workforce optimization efforts, $3.1 million increase in service costs related to higher usage of software and cloud services, and $2.3 million higher expenses due to lower capitalization of internally developed software costs related to fewer employees working on software development as a result of our workforce optimization efforts. These increases were offset by $1.5 million lower expenses incurred for temporary contractors to supplement staffing related to new product investment and $3.1 million lower expenses due to lower stock compensation expense, reduction in utility costs in 2023 compared to 2022 and other expenses. We expect our technology and facilities expense may increase in 2023 compared to 2022 due to increased depreciation related to internally developed software and increased service costs due to higher usage of software and cloud services.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$19,195	$32,368	$(13,173)	(40.7)%	$38,377	$66,909	$(28,532)	(42.6)%
Percentage of total revenue	7.2%	14.3%			7.3%	15.2%
Customer Acquisition Cost (CAC)	$163	$134	$29	21.6%	$176	$142	$34	23.9%

Sales and marketing. Sales and marketing expenses to acquire our customers decreased by $13.2 million, or 40.7%, from $32.4 million for the three months ended June 30, 2022 to $19.2 million for the three months ended June 30, 2023. Our decrease in marketing spend during the three months ended June 30, 2023 was $9.6 million across various marketing channels, including direct mail and digital advertising. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease was also attributable to a $2.5 million decrease related to outsourcing and professional fees and $1.4 million decrease in salaries and benefits due to the decrease in headcount following our efforts to streamline operations. As a result of our decrease in number of loans originated during the three months ended June 30, 2023, our CAC increased by 21.6% as compared to the three months ended June 30, 2022.

Sales and marketing expenses to acquire our customers decreased by $28.5 million, or 42.6%, from $66.9 million for the six months ended June 30, 2022 to $38.4 million for the six months ended June 30, 2023. Our decrease in marketing spend during the six months ended June 30, 2023 was $23.2 million across various marketing channels, including direct mail and digital advertising. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease was also attributable to a $3.9 million decrease related to outsourcing and professional fees and $1.9 million decrease in salaries and benefits due to the decrease in headcount following our efforts to streamline operations. As a result of our decrease in number of loans originated during the six months ended June 30, 2023, our CAC increased by 23.9% as compared to the six months ended June 30, 2022. We expect our sales and marketing expense to decrease in 2023 compared to 2022 as we maintain focus on our strategy to improve credit outcomes by focusing lending towards existing and returning members.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Personnel	$30,762	$38,629	$(7,867)	(20.4)%	$68,080	$74,555	$(6,475)	(8.7)%
Percentage of total revenue	11.5%	17.1%			12.9%	16.9%

Personnel. Personnel expense decreased by $7.9 million, or 20.4%, from $38.6 million for the three months ended June 30, 2022 to $30.8 million for the three months ended June 30, 2023, primarily driven by the workforce optimization announced in February and May 2023.

Personnel expense decreased by $6.5 million, or 8.7%, from $74.6 million for the six months ended June 30, 2022 to $68.1 million for the six months ended June 30, 2023, primarily driven by the workforce optimization announced in February and May 2023. We expect our personnel expense to decrease in 2023 compared to 2022 as a result of the reduction in headcount due to actions taken in February and May 2023.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Outsourcing and professional fees	$9,900	$17,165	$(7,265)	(42.3)%	$23,702	$31,492	$(7,790)	(24.7)%
Percentage of total revenue	3.7%	7.6%			4.5%	7.1%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $7.3 million, or 42%, from $17.2 million for the three months ended June 30, 2022 to $9.9 million for the three months ended June 30, 2023. The decrease is primarily attributable to $2.8 million lower debt financing fees not present in current year, $2.1 million decrease in professional service costs related to credit card programs and other consulting services, $1.5 million decrease related to 58% decline in contact center full-time equivalents ("FTEs") as a result of decrease in demand for new applications and a shift to in-house call services, and $0.7 million decrease in credit report expenses due to the decline in loan application volume.

Outsourcing and professional fees decreased by $7.8 million, or 25%, from $31.5 million for the six months ended June 30, 2022 to $23.7 million for the six months ended June 30, 2023. The decrease is primarily attributable to $2.8 million lower debt financing fees not present in current year, $2.2 million decrease in professional service costs related to credit card programs and other consulting services, $1.5 million decrease in credit report expenses due to the decline in loan application volume, and $1.4 million decrease related to 58% decline in contact center FTEs as a result of decrease in demand for new applications and a shift to in-house call services. We expect our outsourcing and professional fees to decrease in 2023 compared to 2022 as a result of our continued focus on strong expense discipline and streamlining operations.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
General, administrative and other	$21,123	$16,936	$4,187	24.7%	$40,285	$30,297	$9,988	33.0%
Percentage of total revenue	7.9%	7.5%			7.7%	6.9%

General, administrative and other. General, administrative and other expense increased by $4.2 million, or 25%, from $16.9 million for the three months ended June 30, 2022 to $21.1 million for the three months ended June 30, 2023, primarily due to the establishment of a $7.4 million reserve related to the workforce optimization announced in May 2023. This increase was partially offset by $2.4 million decrease in legal expenses, and $1.2 million decrease in travel expenses.

General, administrative and other expense increased by $10.0 million, or 33%, from $30.3 million for the six months ended June 30, 2022 to $40.3 million for the six months ended June 30, 2023, primarily due to the establishment of a $14.2 million reserve related to the workforce optimization announced in February and May 2023. These increases were partially offset by $2.6 million decrease in legal expenses, and $1.4 million decrease in travel expenses. We expect our general, administrative and other expense to decrease in 2023 compared to 2022 as a result of our continued focus on strong expense discipline.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended June 30, 2023 and 2022, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Income tax expense (benefit)	$(2,572)	$(3,515)	$943	(26.8)%	$(42,015)	$8,492	$(50,507)	594.8%
Percentage of total revenue	(1.0)%	(1.6)%			(8.0)%	1.9%
Effective tax rate	14.7%	27.7%			26.4%	18.9%

Income tax expense (benefit). Income tax benefit decreased by $0.9 million or 27%, from $3.5 million for the three months ended June 30, 2022 to $2.6 million benefit for the three months ended June 30, 2023, primarily resulting from having lower income and discrete tax expense associated with stock-based compensation for the three months ended June 30, 2023.

Income tax expense decreased by $50.5 million or 595%, from $8.5 million for the six months ended June 30, 2022 to $42.0 million benefit for the six months ended June 30, 2023, primarily resulting from the generation of tax credits and having a lower pretax income for the six months ended June 30, 2023.

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

For personal loans and credit card, the discount rate is determined by using the Weighted Average Capital Cost (WACC), which was calculated using the Capital Asset Pricing Model (CAPM) method, also considering several components of financing, debt and equity.

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

	Three Months Ended
	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Weighted average portfolio yield over the remaining life of the loans	30.02%	29.78%	29.50%	29.90%	30.27%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	25.02%	24.78%	24.50%	24.90%	25.27%
Multiplied by: Weighted average life in years	0.955	0.963	1.000	0.924	0.895
Pre-loss cash flow	23.90%	23.85%	24.50%	23.01%	22.61%
Less: Remaining cumulative charge-offs	(11.35)%	(11.72)%	(10.38)%	(11.67)%	(11.25)%
Net cash flow	12.55%	12.13%	14.12%	11.34%	11.37%
Less: Discount rate multiplied by average life	(10.61)%	(10.66)%	(11.48)%	(9.42)%	(8.03)%
Gross fair value premium as a percentage of loan principal balance	1.94%	1.47%	2.64%	1.92%	3.34%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.20)%	(1.22)%	(1.18)%	(1.19)%	(1.10)%
Fair value premium as a percentage of loan principal balance	0.74%	0.26%	1.45%	0.73%	2.24%
Discount Rate	11.10%	11.07%	11.48%	10.19%	8.97%

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, acquisition and integration related expenses and other non-recurring charges because these items do not reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our Corporate Financing facility.
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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$14,186	$(34,605)	$(23,133)	$(51,542)
Fair value mark-to-market adjustment on asset-backed notes	(12,623)	44,477	(61,518)	102,748
Fair value mark-to-market adjustment on derivatives	6,258	1,877	$7,954	$1,484
Total fair value mark-to-market adjustment	$7,821	$11,749	$(76,697)	$52,690
(1) The fair value mark-to-market adjustment on loans receivable at fair value shown for the three and six months ended June 30, 2023 excludes $(18.9) million related to the cumulative fair value mark on the loans sold in other loan sales in Q2 2023. The fair value mark-to-market adjustment on loans receivable at fair value shown for the six months ended June 30, 2023 excludes $(37.2) million related to the cumulative fair value mark on the loans sold in other loan sales in Q1 2023. The fair value mark-to-market adjustment on loans receivable at fair value shown for the three and six months ended June 30, 2022 excludes $(14.1) million related to the cumulative fair value mark on the loans sold in other loan sales in Q2 2022. The fair value mark-to-market adjustment on loans receivable at fair value shown for the six months ended June 30, 2022 also excludes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction. For details regarding the Q2 2023, Q1 2023 and Q2 2022 other loan sales and the 2022-1 transaction, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA (in thousands)	2023	2022	2023	2022
Net income (loss)	$(14,899)	$(9,157)	$(116,989)	$36,506
Adjustments:
Income tax expense (benefit)	(2,572)	(3,515)	(42,015)	8,492
Interest on corporate financing (1)	8,852	—	14,929	—
Depreciation and amortization	10,805	8,788	21,227	16,101
Stock-based compensation expense	4,385	6,929	8,884	13,702
Workforce optimization expenses	8,408	1,488	15,226	1,697
Acquisition and integration related expenses	7,198	6,944	14,178	14,231
Origination fees for loans receivable at fair value, net	(10,600)	(6,666)	(15,343)	(11,351)
Other non-recurring charges (1)	580	2,450	3,089	2,750
Fair value mark-to-market adjustment	(7,821)	(11,749)	76,697	(52,690)
Adjusted EBITDA	$4,336	$(4,488)	$(20,117)	$29,438
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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, acquisition and integration related expenses and other non-recurring charges because these items do not reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our Corporate Financing facility.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income to Adjusted Net Income (Loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income (Loss) (in thousands)	2023	2022	2023	2022
Net income (loss)	$(14,899)	$(9,157)	$(116,989)	$36,506
Adjustments:
Income tax expense (benefit)	(2,572)	(3,515)	(42,015)	8,492
Stock-based compensation expense	4,385	6,929	8,884	13,702
Workforce optimization expenses	8,407	1,488	15,226	1,697
Acquisition and integration related expenses	7,198	6,944	14,178	14,231
Other non-recurring charges (1)	580	2,450	3,089	2,750
Adjusted income (loss) before taxes	3,099	5,139	(117,627)	77,378
Normalized income tax expense	837	1,388	(31,759)	20,892
Adjusted Net Income (Loss)	$2,262	$3,751	$(85,868)	$56,486
Income tax rate (2)	27.0%	27.0%	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rate for the three and six months ended June 30, 2023 and 2022 is based on a normalized statutory rate.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and six months ended June 30, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Diluted earnings (loss) per share	$(0.41)	$(0.28)	$(3.31)	$1.10
Adjusted EPS
Adjusted Net Income (Loss)	$2,262	$3,751	$(85,868)	$56,486

Basic weighted-average common shares outstanding	36,691,291	32,831,499	35,342,663	32,525,768
Weighted average effect of dilutive securities:
Stock options	9,543	—	—	453,695
Restricted stock units	291,942	—	—	262,218
Diluted adjusted weighted-average common shares outstanding	36,992,776	32,831,499	35,342,663	33,241,681
Adjusted Earnings (Loss) Per Share	$0.06	$0.11	$(2.43)	$1.70

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and six months ended June 30, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Return on Equity	(13.1)%	(5.7)%	(46.9)%	11.8%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$2,262	$3,751	$(85,868)	$56,486
Average stockholders' equity	$457,272	$649,067	$502,999	$626,040
Adjusted Return on Equity	2.0%	2.3%	(34.4)%	18.2%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our workforce optimization, acquisition and integration related expenses and other non-recurring charges divided by total revenue. Other non-recurring charges include litigation reserve, impairment charges, and debt amendment costs related to our Corporate Financing facility. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficiently we manage costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and six months ended June 30, 2023 and 2022:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating Efficiency	51.1%	69.9%	53.7%	69.3%
Adjusted Operating Efficiency
Total revenue	266,563	225,802	526,075	440,522
Total operating expense	136,096	157,886	282,434	305,230
Stock-based compensation expense	(4,385)	(6,929)	(8,884)	(13,702)
Workforce optimization expenses	(8,407)	(1,488)	(15,226)	(1,697)
Acquisition and integration related expenses	(7,198)	(6,944)	(14,178)	(14,231)
Other non-recurring charges (1)	(344)	(2,450)	(2,628)	(2,750)
Total adjusted operating expenses	$115,762	$140,075	$241,518	$272,850
Adjusted Operating Efficiency	43.4%	62.0%	45.9%	61.9%
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

During the six months ended June 30, 2023, available liquidity increased primarily due to draws under our PLW facility, the amendment and upsizing of our Corporate Financing facility and our asset-backed borrowings at amortized cost. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash, cash equivalents and restricted cash	$202,335	$133,856
Cash provided by (used in)
Operating activities	179,357	91,642
Investing activities	(104,021)	(638,024)
Financing activities	(76,818)	487,278

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $179.4 million and $91.6 million for the six months ended June 30, 2023 and 2022, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(104.0) million and $(638.0) million for the six months ended June 30, 2023 and 2022, respectively. Our investing activities consist primarily of loan originations and loan repayments. Our net cash provided by (used in) investing activities for the six months ended June 30, 2023, includes $1.7 million of proceeds related to the loans sold in other loan sales in Q1 2023 and Q2 2023. Our net cash provided by (used in) investing activities for the six months ended June 30, 2022, includes $247.2 million of proceeds related to a structured loan sale in the first quarter 2022 and other loan sales in Q2 2022. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to disbursements on originations of loans increasing by $779.6 million while repayments of loan principal decreased by $6.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and our proceeds from loan sales originated as held for investment decreased by $245.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Financing Activities

Our net cash provided by (used in) financing activities was $(76.8) million and $487.3 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net cash used in financing activities was primarily driven by scheduled amortization payments on our Acquisition Financing facility, our Series 2019-A, Series 2021-A, Series 2022-2 and Series 2022-3 asset-backed notes, and repayments of borrowings on our CCW facility, partially offset by borrowings under our PLW facility, Corporate Financing facility, and our asset-backed borrowings at amortized cost. For the six months ended June 30, 2022, net cash provided by financing activities was primarily driven the issuance of our Series 2022-A asset-backed securitization and the borrowings under our Secured Financing facilities and Acquisition Financing, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of June 30, 2023, we had $2.12 billion of outstanding asset-backed notes. For additional information, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs). For VIEs where we have determined we are the primary beneficiary, the financial results of the VIE are consolidated in our financial statements. For VIEs where we have determined we are not the primary beneficiary, the financial results of the VIE are not consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of June 30, 2023, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of June 30, 2023, we had Secured Financing facilities with warehouse lines of $720.0 million in the aggregate with undrawn capacity of $231.8 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

Corporate Financing

On September 14, 2022, we entered into an agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of our subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. At closing and as part of the Incremental Tranche A-1, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") on May 5, 2023 and an additional $25.0 million of incremental term loans (the “Incremental Tranche C Loans”) on June 30, 2023. The term loan now bears interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%.

As of June 30, 2023, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Asset-Backed Borrowings at Amortized Cost

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $300.0 million of our personal loan originations over the next twelve months. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the three months ended June 30, 2023, we transferred loans receivable totaling $25.0 million.

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

Other loan sales

During the first quarter of 2023, we entered into agreements to sell certain populations of our personal loans and credit card receivables that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $38.2 million. Additionally, during the second quarter of 2023, we entered into agreements to sell certain populations of our personal loans and credit card receivables that had an aggregate unpaid principal balance, including unpaid interest and fees, of approximately $19.5 million. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

Through March 4, 2022, we had a commitment to sell to a third-party institutional investor 10% of our unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022.

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The originations of loans sold and held for sale during the three and six months ended June 30, 2023 was $15.6 million and $25.7 million, respectively. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. On the Second Amendment Closing Date, the Company borrowed $20.8 million of Incremental Tranche A-1 Loans and borrowed an additional $4.2 million of Incremental Tranche A-2 Loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of Incremental Tranche B Loans on May 5, 2023 and an additional amount of $25.0 million of Incremental Tranche C Loans on June 30, 2023. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects. These risks could cause the trading price of our common stock to decline, which could cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our consolidated financial statements, the notes thereto and the sections entitled "Forward-Looking Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations," and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Summary of Risk Factors

Investing in our common stock involves risks. Our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected by these risks, as well as other risks and uncertainties not currently known to us or that we currently deem immaterial. In that case, the market price of our common stock could decline, and you may lose some or all of your investment. These risks are discussed more fully below and include, but are not limited to:

Business, Financial and Operational Risks
•Our results of operations and future prospects depend on our ability to retain existing members and attract new members.
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
•We may not be able to effectively manage the growth of our business.
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
•Fraudulent activity could negatively impact our business, brand and reputation and require us to continue to take steps to reduce fraud risk.
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
•We may need to raise additional funds in the future, including through equity, debt, or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.

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
•Our business is subject to the regulatory framework applicable to registered investment advisers, including regulation by the Securities and Exchange Commission (the "SEC").
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

Business, Financial and Operational Risks

Our results of operations and future prospects depend on our ability to retain existing members and attract new members.

We operate in a rapidly changing and highly competitive industry and our results of operations and future prospects depend on, among other things, continued growth of our member base, our ability to increase the activity of our members, including by using additional products or services we offer, and our ability to attract members in a cost-effective manner. Our member retention rates may decline or fluctuate due to various factors, including pricing changes (including as a result of rising interest rates), our expansion into new products and markets or changes to existing products, our members' ability to obtain alternative funding sources based on their credit history with us, and new members we acquire in the future may be less loyal than our current member base. If our member retention rates decline and we are not able to attract new members in numbers sufficient to grow our business, this may adversely affect our business, results of operations and future prospects.

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of June 30, 2023 and 2022, members with repeat loans comprised 81% and 73%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We can provide no assurance that we will be able to develop, commercially market, scale, and achieve acceptance of, or success with, our new products and services. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, our investment of resources to develop new products and services may either be insufficient, result in expenses that are excessive considering revenue originated from these new products and services, or may not be able to attract new members or retain existing members. We have previously invested resources to develop and launch new products and services and subsequently decided to discontinue these products and services in order to strategically realign our resources. If we are not able to effectively implement new technology-driven products and services as quickly as our competitors or be successful in marketing these products and services to our members and strategic partners, demand for our products and services may decrease. In addition, the borrower profile of members using our new products and services may not be as attractive as existing members with credit products, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could adversely impact our business, and these new products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically or we may not be able to achieve target margins.

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

As with many disruptive innovations, new technologies present risks and challenges that could affect their adoption, and therefore our business. A.I. and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of A.I. and related technologies could negatively impact demand for our products and services or hinder our ability to attract new members and strategic partners. The regulatory framework for A.I. and machine learning technologies is evolving and remains uncertain. It is possible that new laws and regulations will be adopted, or existing laws and regulations may be interpreted in new ways, that would affect our business, products and services and the way in which we use A.I., including with respect to fair lending laws. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

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

We may not be able to effectively manage the growth of our business.*

Since 2022, we have engaged in a series of cost-saving measures in response to challenging macroeconomic conditions, including by conducting workforce reductions. While we believe these measures will improve operational efficiency, implementation of these measures may be disruptive to our business and we may not realize the anticipated benefits within the expected time frame or at all. Further, we may experience unintended consequences and costs that may be disruptive to our business, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, and a reduction in morale among our remaining employees. Such actions may adversely affect our ability to retain and recruit skilled and motivated personnel, which may be disruptive to our operations and hinder our ability to achieve our key priorities. If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, and financial condition may be adversely affected.

In addition, we are required to continuously develop and adapt our operations, systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we experienced rapid growth in our business and operations in the recent past, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, a trend that we expect to continue as our business continues to grow, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including on our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, achieve the anticipated benefits and synergies from the Digit acquisition, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 8, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, many of which are outside of our control. Conditions in the credit markets may continue to experience disruption or deterioration, including as a result of rising interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 86% of our total assets and our asset-backed notes represented 71% of our total liabilities as of June 30, 2023. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control. *

Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures and the associated bank crisis, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. The United States has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. Additionally, the United States is experiencing a workforce shortage, which, in turn has created a hyper-competitive wage environment that may further increase employee compensation. From March 2022 through June 2023, the Federal Reserve raised the target range for the federal funds rate on ten separate occasions and signaled that it anticipates additional increases in the target range will be appropriate to lower inflation. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.

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

We intend to continue expanding into new geographic regions, including through strategic partnerships or through our bank partnership programs. In addition, each of the new states where we do not currently operate may have different laws and regulations that apply to our products and services. As such, we expect to be subject to significant additional legal and regulatory requirements, including various federal and state consumer lending laws. We have limited experience in managing risks and the compliance requirements attendant to these additional legal and regulatory requirements in new geographies or related to strategic partnerships. The costs of compliance and any failure by us to comply with such regulatory requirements in new geographies could harm our business. If our partners decide to or are no longer able to provide their services, we could incur temporary disruptions in our loan transactions or we may be unable to do business in certain states or certain locations.

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

As of June 30, 2023, 46.4%, 25.7%, 8.3%, 5.1% and 3.4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

Our mission to provide inclusive, affordable financial services that empower our members to build a better future may conflict with the short-term interests of our stockholders or may not provide the long-term benefits that we expect and may adversely impact our business operations, results of operations, and financial condition.

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

Our workforce is comprised largely of bilingual employees who work on an hourly basis. In certain areas where we operate, there is significant competition for hourly bilingual employees and the lack of availability of an adequate number of hourly bilingual employees could adversely affect our operations. In addition, we are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. We are from time to time subject to employment-related claims, including wage and hour claims. Further, legislated increases in minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, and compliance costs and fines, would increase our labor costs.

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

As of June 30, 2023, we had 1,429 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia and the Philippines, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of June 30, 2023, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 224 full-time equivalents in Colombia, Philippines, and India to support contact center and technical delivery work. These international activities are subject to inherent risks that are beyond our control, including:

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

We have developed our disclosure controls, internal control over financial reporting and other procedures to ensure information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs and significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Health epidemics or other outbreaks, such as the COVID-19 pandemic, may adversely impact our business and results of operations.

Our business could be adversely impacted by the effects of health epidemics or other outbreaks. For example, the COVID-19 pandemic and health and safety measures taken by governments and private industry in response to the COVID-19 pandemic significantly impacted worldwide economic activity and consumer behavior and created economic uncertainty. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new health epidemics or outbreaks and new variants of COVID-19, and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new health epidemics or outbreaks and new variants of COVID-19 have occurred in the past and may occur in the future. In 2020 through 2022, we offered payment relief options to members impacted by COVID-19, including hardship programs, reduced payment plans, late fee waivers and other borrower accommodations. In the future, we may offer additional payment relief options and may cease offering some options after the end of the federal state of emergency on May 11, 2023.

We are unable to predict the future path or impact of any global or regional health epidemics, other outbreaks, or resurgences of COVID-19, including existing or future variants. An extended period of disruption as a result of a health epidemic or pandemic, including COVID-19, may negatively impact us, as well as our members, vendors, and partners.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.*

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was taken into receivership. While we did not maintain deposits at Silicon Valley Bank, Signature Bank, Silvergate Capital Corp. or First Republic Bank, the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Federal and state agencies have broad enforcement powers over us, including powers to periodically examine and continuously monitor our operations and to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. State attorneys general have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws. For example, Section 1042 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies against entities within their jurisdiction. State attorneys general also have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws and have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves or with other regulators to enter into coordinated actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

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

Failure to comply with applicable laws and regulations could result in additional compliance requirements, limitations on our ability to collect or retain all or part of the principal of or interest on loans, fines or penalties, an inability to continue operations, modification in business practices, regulatory actions, loss of required licenses or registrations, potential impairment, voiding, or voidability of loans, rescission of contracts, civil and criminal liability and damage to our reputation. It could also result in a default or early amortization event under certain of our debt facilities and reduce or terminate availability of debt financing to us to fund originations. To the extent it is determined that any loan we make was not originated in accordance with all applicable laws as we are required to represent under our securitization and other debt facilities and in loan sales to investors, we could be obligated to repurchase for cash or swap for qualifying assets, any such loan determined not to have been originated in compliance with legal requirements. We may not have adequate liquidity and resources to make such cash repurchases or swap for qualifying assets.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses and reputational harm.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from claims of violation of do-not-call, credit reporting, collection, and bankruptcy laws. The complexity of the laws related to secured personal loans regarding vehicle titling, lien placement and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships may increase the risk of litigation or regulatory scrutiny including based on the "true lender" theory that seeks to recharacterize a lending transaction. State legislation requiring licensure and state restrictions including fee and rate limits on bank partner loans may also reduce profitability and/or increase regulatory and litigation risk. Additionally, platforms offering banking services and products through partners have also been challenged by federal and state regulators on a variety of claims.

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Further, in December 2022 and January 2023 respectively, the CFPB announced proposed rules requiring (a) a nonbank entity to register with the CFPB if it receives a final public written order or judgment (including a consent order or stipulated order) from a federal, state or local government agency for violation of consumer protection laws and (b) a supervised nonbank to register if it uses certain contract terms and conditions that claim to waive or limit consumer rights and protections (including arbitration clauses). If finalized, each of these registries has the potential to increase the operational costs and regulatory scrutiny of our business practices. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, that are not within scope of our products or services. However, what constitutes a “junk fee” remains undefined. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. In February 2023, the CFPB published a proposed rule, which is currently subject to public comment, amending Regulation Z to mandate significant decreases to credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.*

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically, we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. In recent publications, the CFPB has indicated that the agency is significantly increasing its oversight and scrutiny over consumer finance and on April 25, 2022, the CFPB announced that it was invoking a previously unused legal provision to examine nonbank financial companies that it believes pose risk to consumers. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities and if the CFPB were to determine that we were engaging in activities that pose risks to consumers, may conduct on-site examinations of our business on a periodic basis. On October 19, 2022, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, the U.S. Court of Appeals for the Fifth Circuit found that the CFPB's independent funding through the Federal Reserve violated the U.S. Constitution’s appropriations clause and invalidated the remaining portions of the CFPB’s restrictions on the lenders offering payday, auto title and other short-term, high-interest loans. The CFPB has appealed the decision to the Supreme Court of the United States and while a decision is expected in the coming term, we are unable to predict the exact timing, outcome, and impact of this litigation.

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

Digit received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID. In connection with such consent order, Digit agreed to implement a redress and compliance plan, to pay at least $68,145 in consumer redress to consumers who may have been harmed and paid a $2.7 million civil penalty to the CFPB in the third quarter of 2022.

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

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the "CCPA"), including the California Privacy Rights Act of 2020 amendments imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act. In some cases, these laws also contain broader exemptions for entities such as Oportun that are subject to the Gramm-Leach-Bliley Act. These exemptions may not exempt Oportun completely from these laws, however, and such exemptions' scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy and security obligations to which companies such as Oportun must adhere.

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

We provide our credit card products through a bank partnership program with WebBank and we have bank partnership programs with Pathward, N.A., to offer unsecured installment loans and provide deposit accounts, debit card services and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. States are also introducing and passing legislation designed to examine these programs by defining who has the “predominant economic interest” in the loan transaction and prohibiting such entity from collecting interest and fees above state mandated caps. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

General Risk Factors

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions, financings, investments or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 10,078,116 shares for issuance under our 2019 Equity Incentive Plan, 1,926,598 shares for issuance under our 2019 Employee Stock Purchase Plan, and 552,992 shares for issuance under our 2021 Inducement Equity Incentive Plan, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2023, the Warrants to purchase 4,193,453 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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

The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these research analysts.

The enactment of tax reform legislation could adversely impact our financial position and results of operations.

Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the United States recently enacted the Inflation Reduction Act, which implemented, among others, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes.

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

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including finance receivables pledged as part of a secured borrowing and excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards

Term or Abbreviation	Definition
Products	Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer, including Savings, Direct, Investing and Retirement, that our Members use or have signed-up to use
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated 2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement	S-8	333-272685	10.1	6/15/2023
10.2
Fifth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of June 29, 2023.
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2023	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)