Form 10-Q
period 2023-09-30
Oportun Financial Corp
filed 2023-11-09
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of November 2, 2023 was 34,230,172.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$81,886	$98,817
Restricted cash	117,759	105,000
Loans receivable at fair value	2,940,858	3,143,653
Interest and fees receivable, net	29,021	31,796
Capitalized software and other intangibles, net	127,293	139,801
Right of use assets - operating	23,186	30,448
Other assets	109,929	64,180
Total assets	$3,429,932	$3,613,695

Liabilities and stockholders' equity
Liabilities
Secured financing	$423,166	$317,568
Asset-backed notes at fair value	1,958,273	2,387,674
Asset-backed borrowings at amortized cost	244,421	—
Acquisition and corporate financing	268,103	222,879
Lease liabilities	30,895	37,947
Other liabilities	63,711	100,028
Total liabilities	2,988,569	3,066,096
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022; 34,502,195 shares issued and 34,230,172 shares outstanding at September 30, 2023; 33,626,630 shares issued and 33,354,607 shares outstanding at December 31, 2022	7	7
Common stock, additional paid-in capital	579,690	547,799
Retained earnings (accumulated deficit)	(132,025)	6,102
Treasury stock at cost, 272,023 shares at September 30, 2023 and December 31, 2022	(6,309)	(6,309)
Total stockholders’ equity	441,363	547,599
Total liabilities and stockholders' equity	$3,429,932	$3,613,695
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Interest income	$243,258	$232,115	$721,340	$632,007
Non-interest income	24,962	17,961	72,955	58,591
Total revenue	268,220	250,076	794,295	690,598
Less:
Interest expense	46,965	26,671	127,410	57,452
Net decrease in fair value	(136,119)	(76,422)	(458,319)	(135,935)
Net revenue	85,136	146,983	208,566	497,211

Operating expenses:
Technology and facilities	52,663	56,113	164,653	158,090
Sales and marketing	18,852	21,781	57,229	88,690
Personnel	28,647	39,959	96,727	114,514
Outsourcing and professional fees	10,482	18,620	34,184	50,112
General, administrative and other	11,862	14,401	52,147	44,698
Goodwill impairment	—	108,472	—	108,472
Total operating expenses	122,506	259,346	404,940	564,576

Income (loss) before taxes	(37,370)	(112,363)	(196,374)	(67,365)
Income tax expense (benefit)	(16,232)	(6,536)	(58,247)	1,956
Net loss	$(21,138)	$(105,827)	$(138,127)	$(69,321)

Net income (loss) attributable to common stockholders	$(21,138)	$(105,827)	$(138,127)	$(69,321)

Share data:
Earnings (loss) per share:
Basic	$(0.55)	$(3.21)	$(3.80)	$(2.12)
Diluted	$(0.55)	$(3.21)	$(3.80)	$(2.12)
Weighted average common shares outstanding:
Basic	38,283,071	33,010,107	36,333,570	32,688,988
Diluted	38,283,071	33,010,107	36,333,570	32,688,988
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2023
	Common Stock			Warrants
	Shares	Par Value	Additional Paid-in Capital	Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	33,354,607	$7	$547,799	$—	$—	$6,102	$(6,309)	$547,599
Stock-based compensation expense	—	—	5,329	—	—	—	—	5,329
Vesting of restricted stock units, net of shares withheld	529,739	—	(1,364)	—	—	—	—	(1,364)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	2,096,727	6,672	—	—	6,672
Net loss	—	—	—	—	—	(102,090)	—	(102,090)
Balance – March 31, 2023	33,884,346	$7	$551,764	2,096,727	$6,672	$(95,988)	$(6,309)	$456,146

Issuance of common stock upon exercise of stock options, net of shares withheld	26,458	—	(95)	—	—	—	—	(95)
Stock-based compensation expense	—	—	4,754	—	—	—	—	4,754
Vesting of restricted stock units, net of shares withheld	116,539	—	(267)	—	—	—	—	(267)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	2,096,726	12,759	—	—	12,759
Net loss	—	—	—	—	—	(14,899)	—	(14,899)
Balance – June 30, 2023	34,027,343	$7	$556,156	4,193,453	$19,431	$(110,887)	$(6,309)	$458,398

Issuance of common stock upon exercise of stock options, net of shares withheld	10,856	—	49	—	—	—	—	49
Stock-based compensation expense	—	—	4,706	—	—	—	—	4,706
Vesting of restricted stock units, net of shares withheld	191,973	—	(652)	—	—	—	—	(652)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(21,138)	—	(21,138)
Balance – September 30, 2023	34,230,172	$7	$560,259	4,193,453	$19,431	$(132,025)	$(6,309)	$441,363

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

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(138,127)	$(69,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,102	34,624
Goodwill impairment	—	108,472
Fair value adjustment, net	458,319	135,935
Origination fees for loans receivable at fair value, net	(19,348)	(17,699)
Gain on loan sales	(6,140)	(5,708)
Stock-based compensation expense	13,709	20,752
Other, net	(41,344)	32,183
Originations of loans sold and held for sale	(41,562)	(50,643)
Proceeds from sale of loans	47,128	56,800
Changes in other assets and other liabilities	(27,283)	(86,052)
Net cash provided by operating activities	286,454	159,343
Cash flows from investing activities
Originations of loans	(1,179,886)	(2,178,675)
Proceeds from loan sales originated as held for investment	2,758	247,943
Repayments of loan principal	1,014,147	1,055,113
Capitalization of system development costs	(25,180)	(36,824)
Other, net	(1,207)	(3,434)
Net cash used in investing activities	(189,368)	(915,877)
Cash flows from financing activities
Borrowings under secured financing	185,100	1,687,050
Repayments of secured financing	(80,581)	(1,717,050)
Borrowings under asset-backed notes at fair value	—	967,761
Repayments of asset-backed notes at fair value	(505,778)	(87,253)
Borrowings under asset-backed borrowings at amortized cost	257,639	—
Repayments of asset-backed borrowings at amortized cost	(9,839)	—
Borrowings under acquisition and corporate financing	73,355	—
Repayments of acquisition and corporate financing	(17,275)	—
Payments of deferred financing costs	(1,550)	(6,503)
Net payments related to stock-based activities	(2,329)	(8,224)
Net cash provided by (used in) financing activities	(101,258)	835,781
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,172)	79,247
Cash and cash equivalents and restricted cash, beginning of period	203,817	192,960
Cash and cash equivalents and restricted cash, end of period	$199,645	$272,207

Supplemental disclosure of cash flow information
Cash and cash equivalents	$81,886	$175,857
Restricted cash	117,759	96,350
Total cash and cash equivalents and restricted cash	$199,645	$272,207

Cash paid for income taxes, net of refunds	$1,420	$(3,944)
Cash paid for interest	$126,724	$51,509
Cash paid for amounts included in the measurement of operating lease liabilities	$10,772	$7,772
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,382	$2,831
Non-cash investments in capitalized assets	$100	$2,577
Non-cash financing activities	$19,431	$2,325
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

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

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(21,138)	$(105,827)	$(138,127)	$(69,321)
Net income (loss) attributable to common stockholders	$(21,138)	$(105,827)	$(138,127)	$(69,321)

Basic weighted-average common shares outstanding	38,283,071	33,010,107	36,333,570	32,688,988
Weighted average effect of dilutive securities:
Diluted weighted-average common shares outstanding	38,283,071	33,010,107	36,333,570	32,688,988

Earnings (loss) per share:
Basic	$(0.55)	$(3.21)	$(3.80)	$(2.12)
Diluted	$(0.55)	$(3.21)	$(3.80)	$(2.12)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	2,832,953	3,456,494	3,052,422	3,596,792
Restricted stock units	3,438,484	4,696,244	3,707,561	4,285,771
Total anti-dilutive common share equivalents	6,271,437	8,152,738	6,759,983	7,882,563

4.	Variable Interest Entities

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

For all VIEs in which the Company is involved, it assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, it would conclude that it is the primary beneficiary of the VIE, and it consolidates the VIE. In situations where the Company is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognizes our interests in the VIE. In addition, on June 16, 2023 and August 3, 2023, the Company entered into forward flow whole loan sale agreements that are considered secured borrowings and are not considered VIEs. See Note 8, Borrowings for additional information on the secured borrowing under the caption of asset-backed borrowings at amortized cost.

Consolidated VIEs

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries ("VIEs") to collateralize certain asset-backed financing transactions. For these VIEs where the Company has determined that it is the primary beneficiary because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the VIEs assets and related liabilities are consolidated with the results of the Company. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction in the form of an asset-backed certificate. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its condensed consolidated financial statements.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2023	2022
Consolidated VIE assets
Restricted cash	$95,539	$91,395
Loans receivable at fair value	2,665,081	3,081,557
Interest and fee receivable	26,689	30,443
Total VIE assets	2,787,309	3,203,395
Consolidated VIE liabilities
Secured financing (1)	424,518	320,000
Asset-backed notes at fair value	1,958,273	2,387,674
Acquisition financing (1)	68,404	85,679
Total VIE liabilities	$2,451,195	$2,793,353
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

Other Loan Sales - The Company enters into agreements to sell certain populations of its personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment. The sold loans were accounted for under the fair value option. The loan sales qualified for sale accounting treatment and the Company derecognized these loans from its Condensed Consolidated Balance Sheets (Unaudited) at the end of the quarter in which the loans were sold.

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

On June 16, 2023 and August 3, 2023, the Company entered into forward flow whole loan sale agreements that do not qualify as a sale for accounting purposes and are reported as a secured borrowing. See Note 8, Borrowings for additional information on the secured borrowing under the caption of asset-backed borrowings at amortized cost.

The originations of loans sold and held for sale during the three months ended September 30, 2023 was $15.9 million and the Company recorded a gain on sale of $2.4 million and servicing revenue of $2.2 million. The originations of loans sold and held for sale during the three months ended September 30, 2022 were insignificant. The gain on sale recorded during the three months ended September 30, 2022 was insignificant as a result of our whole loan sale agreement expiration on March 4, 2022. Servicing revenue during the same time period was $5.3 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2023 was $41.6 million and the Company recorded a gain on sale of $6.1 million and servicing revenue of $7.7 million. The originations of loans sold and held for sale during the nine months ended September 30, 2022 was $50.6 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $15.5 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Capitalized software, net:
System development costs	$160,630	$135,303
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(111,236)	(79,679)
Total capitalized software, net	$97,894	$104,124

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended September 30, 2023 and 2022 was $10.8 million and $9.0 million, respectively. System development costs capitalized in the three months ended September 30, 2023 and 2022 were $7.0 million and $13.8 million, respectively.

Amortization of system development costs and acquired developed technology for nine months ended September 30, 2023 and 2022 was $31.6 million and $24.7 million, respectively. System development costs capitalized in the nine months ended September 30, 2023 and 2022 were $25.3 million and $39.2 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Oportun Savings (formerly known as Digit) on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	6,426
Other	3,000	3,000
Less: Accumulated amortization	(13,727)	(8,249)
Total intangible assets, net	$29,399	$35,677

On March 8, 2023, the Company revealed its rebranding of Oportun and Oportun Savings (formerly known as Digit) as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark. Amortization of intangible assets for the three months ended September 30, 2023 and 2022 was $1.9 million and $2.0 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2023 and 2022 was $5.5 million and $6.0 million, respectively.

Expected future amortization expense for intangible assets as of September 30, 2023 is as follows:

(in thousands)	Fiscal Years
2023 (remaining three months)	$1,931
2024	7,539
2025	4,929
2026	4,929
2027	4,929
2028	4,780
Thereafter	—
Total	$29,037

7.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Fixed assets
Total fixed assets	$48,746	$48,212
Less: Accumulated depreciation	(40,856)	(37,688)
Total fixed assets, net	$7,890	$10,524

Other Assets
Prepaid expenses	$16,432	$24,167
Deferred tax assets	31,985	1,793
Current tax assets	8,591	8,245
Receivable from banking partner	10,577	2,878
Derivative asset	16,046	725
Other	18,408	15,848
Total other assets	$109,929	$64,180

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended September 30, 2023 and 2022 was $0.9 million and $1.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 it was $3.2 million, and $3.8 million, respectively.

8.	Borrowings

The following table presents information regarding the Company's Secured Financing facilities:

				September 30, 2023	December 31, 2022
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$120,000	December 1, 2024	Variable (2)	$71,627	$76,574
Oportun PLW Trust	600,000	September 1, 2024	Adjusted SOFR + 2.17%	351,539	240,994
Total secured financing	$720,000			$423,166	$317,568
(1) The facility amount and maturity date on the Secured Financing - CCW facility (Oportun CCW Trust) were $150.0 million and December 1, 2023, respectively, as of December 31, 2022.
(2) The interest rate on the Secured Financing - CCW facility (Oportun CCW Trust) is adjusted SOFR plus 3.41% on the outstanding principal balance as of September 30, 2023. The interest rate on the CCW was LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance as of December 31, 2022.

The following table presents information regarding asset-backed notes:

	September 30, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$176,078	$198,583	9.05%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	172,905	197,279	7.92%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	386,100	415,426	5.59%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	452,212	520,252	2.67%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	456,676	519,687	2.69%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	233,667	253,638	2.56%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	80,635	97,229	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$1,958,273	$2,202,094

	December 31, 2022
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$285,218	$301,967	8.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	313,689	344,218	7.03%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	380,313	414,293	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	435,951	518,929	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	432,123	519,182	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	348,046	389,740	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	192,334	218,571	3.46%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$2,387,674	$2,706,900
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

Asset-backed borrowings at amortized cost - On June 16, 2023, and August 3, 2023, the Company entered into forward flow whole loan sale agreements and has agreed to sell up to $300 million and $400 million of its personal loan originations over the next twelve months, respectively. The Company will continue to service these loans upon transfer of the receivables. While the economics of these transactions are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on the Company's balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of these agreements, as of September 30, 2023, the Company transferred loans receivable totaling $145.0 million and $105.9 million, respectively.

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				September 30, 2023	December 31, 2022
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00%) + 12.00%	$202,484	$141,957
Oportun RF, LLC (2)	116,000	October 1, 2024	SOFR (minimum of 0.00%) + 11.00%	65,619	80,922
Total acquisition and corporate financings	$266,000			$268,103	$222,879
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

On March 10, 2023 (the “Second Amendment Closing Date”), the Company amended its Corporate Financing (Oportun Financial Corporation) facility by entering into an Amendment No. 2 (the “Second Amendment”) by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain funds associated with Neuberger Berman Specialty Finance as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), which amended the Credit Agreement, dated as of September 14, 2022 (as amended, supplemented or otherwise modified, including by the Second Amendment, the “Amended Credit Agreement”), by and among the Company, the lenders from time to time party thereto and the Agent.

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

See Note 10, Stockholders' Equity for additional information on the Warrants.

On October 20, 2023, in connection with the closing of a new private structured financing facility (the “Structured Financing Facility”), Oportun CL Trust 2023-A, as borrower, and Oportun, Inc. and Oportun CL Depositor, LLC, each as seller and depositor, respectively, entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”) with certain lenders from time-to-time party thereto (the “Lenders”) and Wilmington Trust, National Association as administrative agent, paying agent and account bank, pursuant to which the borrower borrowed $197 million. Certain funds and affiliates of Castlelake, L.P. (“Castlelake”) participated as Lenders under the Structured Financing Facility. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accounts payable	$6,485	$9,670
Accrued compensation	10,822	12,502
Accrued expenses	22,157	26,193
Accrued interest	8,302	8,445
Amount due to whole loan buyer	5,794	3,073
Deferred tax liabilities	—	30,575
Current tax liabilities	7,016	5,912
Other	3,135	3,658
Total other liabilities	$63,711	$100,028

10.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2023 or December 31, 2022.

Common Stock - As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2023, 34,502,195 and 34,230,172 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2022, 33,626,630 and 33,354,607 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

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

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Technology and facilities	$1,158	$1,739	$3,366	$5,175
Sales and marketing	19	37	62	106
Personnel	3,185	5,274	10,281	15,471
Total stock-based compensation (1)	$4,362	$7,050	$13,709	$20,752
(1) Amounts shown are net of $0.3 million and $1.1 million of capitalized stock-based compensation for the three and nine months ended September 30, 2023, respectively, and net of $0.6 million and $2.0 million of capitalized stock-based compensation for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, and December 31, 2022, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $3.2 million and $6.2 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.1 years and 2.6 years, respectively. As of September 30, 2023 and December 31, 2022, the Company's total unrecognized compensation cost related to unvested restricted stock unit awards granted to employees was $26.8 million and $51.6 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.5 years and 2.7 years, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The Company recognized $3.8 million and $6.1 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively. Additionally, the total income tax expense recognized in the income statement for share-based compensation exercises was $0.4 million and $3.0 million for the three and nine months ended September 30, 2023, respectively. The total income tax expense recognized in the income statement for share-based compensation exercises was $1.4 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest income
Interest on loans	$238,824	$226,103	$707,052	$615,394
Fees on loans	4,434	6,012	14,288	16,613
Total interest income	243,258	232,115	721,340	632,007

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Non-interest income
Gain on loan sales (loss)	$2,447	$(6)	$6,114	$5,708
Servicing fees	3,809	5,266	11,033	15,544
Subscription revenue	6,233	7,578	19,412	24,123
Other income	12,473	5,123	36,396	13,216
Total non-interest income	$24,962	$17,961	$72,955	$58,591

13.	Income Taxes

For the three and nine months ended September 30, 2023 and 2022, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and nine months ended September 30, 2023, the Company recorded income tax benefit of $16.2 million and $58.2 million, respectively, related to continuing operations, representing an effective income tax rate of 43.4% and 29.7%, respectively. Income tax expense (benefit) for the three and nine months ended September 30, 2022 was $(6.5) million and $2.0 million, respectively, representing an effective income tax rate of 5.8% and (2.9)%, respectively.

Income tax benefit increased by $9.7 million or 148%, from $6.5 million for the three months ended September 30, 2022 to $16.2 million benefit for the three months ended September 30, 2023, primarily as a result of having a larger pretax loss for the three months ended September 30, 2023. Income tax expense decreased by $60.2 million or 3078%, from $2.0 million expense for the nine months ended September 30, 2022 to $(58.2) million benefit for the nine months ended September 30, 2023, primarily as a result of having a larger pretax loss for the nine months ended September 30, 2023. The Company's effective tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the statutory tax rates primarily due to the impacts of the R&D tax credit, exercise of stock-based awards, and the 2022 goodwill impairment adjustment not present in the current year.

It is reasonably possible that the balance of gross unrecognized tax benefits could change in the next twelve months, although the timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate a range at this time.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2023		December 31, 2022
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,812,213	$2,828,615	$2,967,266	$3,027,401
Loans receivable - credit cards	115,703	112,243	131,343	116,252
Total Loans Receivable at Fair Value	$2,927,916	$2,940,858	$3,098,609	$3,143,653
Liabilities
Asset-backed notes	2,076,246	1,958,273	2,582,025	2,387,674

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of September 30, 2023, consists of $2,702.4 million of unsecured personal loans receivable and $126.2 million of secured personal loans receivable.

	September 30, 2023			December 31, 2022
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	7.52%	50.89%	11.61%	5.06%	51.45%	9.86%
Remaining cumulative prepayments (1)	—%	31.71%	26.50%	—%	33.59%	28.73%
Average life (years)	0.07	1.41	0.92	0.05	1.52	1.01
Discount rate	11.15%	11.15%	11.15%	11.34%	11.34%	11.34%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

	September 30, 2023	December 31, 2022
Credit Card Receivables	Range	Range
Remaining cumulative charge-offs (1)	20.05%	22.80%
Principal payment rate (1)	7.12%	9.28%
Average life (years)	0.99	0.69
Discount rate	11.15%	14.84%
(1) Figure disclosed as a percentage of outstanding principal balance.

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. (formerly known as MetaBank, N.A.) related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument was $16.0 million as of September 30, 2023. The underlying cash flows were 21.8 million as of September 30, 2023. The fair value of the derivative instrument and underlying cash flows were not material as of December 31, 2022. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	September 30, 2023*
	Low	High	Weighted Average
Remaining cumulative charge-offs	4.48%	55.56%	16.74%
Remaining cumulative prepayments	—%	67.55%	48.01%
Average life (years)	0.42	1.55	1.31
Discount rate	24.00%	24.00%	24.00%
* Inputs as of December 31, 2022 were not disclosed as the balance was not yet material

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the nine months ended September 30, 2023 and 2022. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

For personal loans receivable, the Company developed an internal model to estimate the fair value of loans receivable held for investment. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant.

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

For credit card receivables, the Company uses historical data to derive assumptions about certain loan portfolio characteristics such as principal payment rates, interest yields and fee yields. Similar to the model used for personal loans receivable, the Company engaged a third party to create an independent fair value estimate, which provides a range of fair values that are compared for reasonableness.

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance – beginning of period	$2,985,129	$2,854,594	$3,143,653	$2,386,807
Principal disbursements	505,846	710,002	1,464,311	2,429,837
Principal payments from customers	(450,536)	(453,054)	(1,349,465)	(1,525,126)
Gross charge-offs	(90,610)	(79,485)	(285,537)	(207,919)
Net increase (decrease) in fair value	(8,971)	(40,723)	(32,104)	(92,265)
Balance – end of period	$2,940,858	$2,991,334	$2,940,858	$2,991,334

As of September 30, 2023, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $6.3 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $40.7 million. As of December 31, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $4.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $35.2 million.

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

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2023
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$81,886	$81,886	$81,886	$—	$—
Restricted cash	117,759	117,759	117,759	—	—
Loans held for sale (Note 5)	624	679	—	—	679
Liabilities
Accounts payable	6,485	6,485	6,485	—	—
Secured financing (Note 8)	424,518	415,343	—	415,343	—
Asset-backed borrowings at amortized cost (Note 8)(1)	240,995	240,995	—	—	240,995
Acquisition and corporate financing (Note 8)	296,849	296,741	—	296,741	—
(1) As of September 30, 2023, the Company estimates the carrying value of asset-backed borrowings at amortized cost to approximate their fair value due to the short period of time since origination of the underlying collateral.

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
There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 6 years or less.

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

As of September 30, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023 (remaining three months)	$3,291
2024	12,586
2025	10,655
2026	4,572
2027	1,535
2028	342
Thereafter	10
Total lease payments	32,991
Imputed interest	(2,096)
Total leases	$30,895

Weighted average remaining lease term	2.8 years
Weighted average discount rate	4.47%

As of December 31, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023	13,879
2024	11,940
2025	9,969
2026	3,918
2027	1,032
Thereafter	25
Total lease payments	40,763
Imputed interest	(2,816)
Total leases	$37,947

Weighted average remaining lease term	3.2 years
Weighted average discount rate	4.06%

Rental expenses under operating leases for the three and nine months ended September 30, 2023, were $4.3 million, and $13.4 million, respectively, and for the three and nine months ended September 30, 2022, were $4.2 million, and $14.2 million, respectively.
Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $10.2 million for the remainder of 2023, $27.7 million in 2024, $18.8 million in 2025, $3.3 million in 2026 and $1.0 million in 2027.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of September 30, 2023, the Company has a commitment to purchase an additional $17.7 million of program loans based on originations through September 30, 2023.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at September 30, 2023 and December 31, 2022 were $44.7 million and $45.0 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of September 30, 2023, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $1.5 million, consisting of $0.5 million of value-added tax and $1.0 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company has agreed to sell up to $300.0 million of its personal loan originations over the next twelve months. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three and nine months ended September 30, 2023 the Company transferred loans receivable totaling $120.0 million and $145.0 million, respectively. See Note 8, Borrowings - Asset-backed borrowings at amortized cost for additional information on the forward flow whole loan sale agreement.

For the three and nine months ended September 30, 2023, the Company recorded interest expense under these agreements of $14.5 million and $29.9 million, respectively, primarily related to the Corporate Financing facility. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. The Company also recorded $6.7 million and $6.9 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 related to transferred loans.

Loans receivable at fair value underlying the secured borrowing with Neuberger was $138.9 million as of September 30, 2023. The Company had Asset-backed borrowings at amortized costs of $140.5 million and corporate financing of $202.5 million due to Neuberger as of September 30, 2023. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Subsequent Events

On November 6, 2023, the Company announced that it is taking a series of measures to streamline its operations, including reducing the size of its corporate staff by approximately 18%, impacting approximately 185 employees, and reducing its expenditures on external contractors. In relation to these and other personnel related activities, management expects to incur non-recurring, pre-tax charges of $7 to $8 million in the fourth quarter of 2023.

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
•our ability to realize the expected benefits from the reduction in workforce and other streamlining measures announced in February, May, and November 2023, including our estimate of the charges and expenditures, and the timing thereof;

•our plans to review strategic options for our credit card portfolio;
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

Overview

We are a mission-driven fintech that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 17-year lending history, we have extended more than $17.2 billion in responsible credit through more than 6.8 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of digital banking products, offered either directly or through partners, including lending, savings and investing powered by A.I. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include personal loans, secured personal loans and credit cards. Our digital banking products include automated savings, long-term investing and retirement savings. Consumers are able to become members and access our products through our Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of September 30, 2023 our personal loan products are also available over the phone or through our 170 Oportun retail locations, and at 363 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of September 30, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 40 months and 32.6%, respectively. The average loan size for loans we originated during the three months ended September 30, 2023 was $4,036. Our loans do not have prepayment penalties or balloon payments, and typically range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of September 30, 2023, we originate unsecured personal loans in 6 states through state licenses and in 36 states through our partnership with Pathward, N.A. (formerly known as MetaBank, N.A.).

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended September 30, 2023 was $7,190. As of September 30, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 51 months and 28.6%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California and we are in the process of considering expansion into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 44 states as of September 30, 2023. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of September 30, 2023. The average credit line for credit cards activated during the three months ended September 30, 2023 was $990.

Digital Banking Products

Savings and Investing – Our Savings product is designed to understand a member’s cash flows and save a calculated amount on a regular basis to effortlessly achieve savings goals. Our Savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015, we have helped members save more than $9.9 billion.

Our investment products are a longer-term savings solution via an A.I.-driven portfolio allocation into low-cost investments based upon risk-tolerance. Our long-term investment solutions automatically allocate our members' savings into low-cost risk-adjusted portfolios held in brokerage accounts or tax-advantaged IRAs. Since 2020, our members have invested more than $85.8 million into long-term goals through low-cost ETF portfolios. The investment products include a general investing account and a retirement account for our members’ longer term goals, utilizing smart recommendations to invest savings in risk-adjusted portfolios.

On November 6, 2023, we announced we are reviewing strategic options for our credit card portfolio, as well as discontinuing our investing and retirement products, in order to strategically realign our resources to focus on other products, as well as to reduce our expenses and simplify our business.

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

In order to strategically realign our resources to focus on other products, on November 6, 2023, we announced the sunsetting of our embedded finance partnership with Sezzle, a provider of Buy Now Pay Later financing options, which launched in the first quarter of 2023.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past ten years, we have executed 20 bond offerings in the asset-backed securities market, the last 17 of which include tranches that have been rated investment grade. We have generally issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In higher interest rate environments we may consider issuing amortizing bonds.

Workforce Optimization and Streamlining Operations

On February 9, 2023 and May 8, 2023, we announced a series of personnel and other cost saving measures to reduce expenses and streamline efficiency, including reducing the size of our corporate staff by approximately 10% and 19%, respectively. In relation to these and other personnel related activities, the income statement impact of $0.3 million and $14.4 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023, respectively.

On November 6, 2023, we announced a series of personnel and other cost saving measures to reduce expenses and streamline efficiency, including reducing the size of our corporate staff by approximately 18%.

We routinely evaluate the balance of investment and productivity of our retail locations. During the second quarter of 2023, we made the decision to close 32 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $0.2 million and $1.1 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023, respectively. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

During the first quarter of 2022, we made the decision to close 27 retail locations in April 2022 and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $0.2 million and $1.9 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022, respectively. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars)	2023	2022	2023	2022
Key Financial and Operating Metrics
Members	2,098,172	1,858,335	2,098,172	1,858,335
Products	2,259,464	1,981,310	2,259,464	1,981,310
Aggregate Originations	$482,719	$634,193	$1,375,800	$2,312,485
30+ Day Delinquency Rate	5.5%	5.4%	5.5%	5.4%
Annualized Net Charge-Off Rate	11.8%	9.8%	12.1%	9.0%
Return on Equity	(18.6)%	(70.1)%	(37.3)%	(16.1)%
Adjusted Return on Equity	(15.5)%	5.6%	(28.0)%	15.0%

Other Metrics
Managed Principal Balance at End of Period	$3,231,001	$3,351,450	$3,231,001	$3,351,450
Owned Principal Balance at End of Period	$2,927,916	$2,969,656	$2,927,916	$2,969,656
Average Daily Principal Balance	$2,967,730	$2,903,928	$3,010,139	$2,633,169
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

Members as of September 30, 2023 grew to 2.1 million, as compared to 1.9 million as of September 30, 2022. This increase was due to the success in our marketing efforts. New members seeking our personal loan and credit card products are discovering and also activating the Savings product via the Oportun Mobile App.

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

Products as of September 30, 2023 grew to 2.3 million as compared to 2.0 million as of September 30, 2022.

Aggregate Originations

Aggregate Originations decreased to $482.7 million for the three months ended September 30, 2023 from $634.2 million for the three months ended September 30, 2022, representing a 23.9% decrease. The decrease is primarily driven by a decrease in the number of loans originated and the decrease in average loan size. We originated 121,431 and 153,680 loans for the three months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to actions taken to focus lending towards existing members to improve credit outcomes and lower marketing spend. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers.

Aggregate Originations decreased to $1,375.8 million for the nine months ended September 30, 2023 from $2,312.5 million for the nine months ended September 30, 2022, representing a 40.5% decrease. The decrease is primarily driven by a decrease in the number of loans originated. We originated 339,493 and 623,664 loans for the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to actions taken to focus lending towards existing members to improve credit outcomes and lower marketing spend. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers. The decrease in number of loans originated was partially offset by growth in average loan size due to a focus on returning members.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.5% and 5.4% as of September 30, 2023 and 2022, respectively. The increase reflects the higher mix of first-time borrowers and the return to pre-COVID-19 pandemic underwriting criteria in late 2021 and early 2022. In mid-2022, we took numerous actions to improve the credit performance on newly originated loans; including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to address rising delinquencies.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended September 30, 2023 and 2022 was 11.8% and 9.8%, respectively. Annualized Net Charge-Off Rate for the nine months ended September 30, 2023 and 2022 was 12.1% and 9.0%, respectively. The increase is primarily driven by credit deterioration in our back book and deterioration of the early stage vintages post initial tightening. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. Since July 2022, we have continued to take additional credit tightening actions. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023.

Return on Equity and Adjusted Return on Equity

For the three months ended September 30, 2023 and 2022, Return on Equity was (18.6)% and (70.1)%, respectively, and Adjusted Return on Equity was (15.5)% and 5.6%, respectively, For the nine months ended September 30, 2023 and 2022, Return on Equity was (37.3)% and (16.1)%, respectively, and Adjusted Return on Equity was (28.0)% and 15.0%, respectively.

The increase in Return on Equity for the three months ended September 30, 2023 is primarily due to higher net income. Net income was higher primarily due to a 53% decrease in total operating expenses and increase in total revenue partially offset by a net decrease in fair value for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease in Return on Equity for the nine months ended September 30, 2023 was primarily due to lower net income. Net income was lower primarily due to net decrease in fair value and higher cost of funds, partially offset by increased revenue and decreased operating expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The decrease in Adjusted Return on Equity for the three and nine months ended September 30, 2023 was primarily due to lower Adjusted Net Income. Adjusted Net Income was lower primarily due to increased fair value of our asset-backed notes, higher credit losses, and higher cost of funds, partially offset by increased revenue and decreased operating expenses for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

Historical Credit Performance

Our Annualized Net Charge-Off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the COVID-19 pandemic. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charge-off a credit card account when it is 180 days contractually past due.

*Numbers shown reflect year-to-date amounts for the nine months ended September 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2023 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since we began lending in 2006, excluding loans originated from July 2017 to August 2020 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. We were able to stabilize cumulative net loan losses after the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members in the third quarter of 2022 and reduced significantly in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019. First Payment Defaults on newly-originated loans continue to come in at pre-pandemic 2019 levels. We regard First Payment Defaults to be an early indicator of credit performance as the outstanding principal balance of loans that have their first payment past due are regarded as more likely to default and result in a charge-off. First Payment Defaults are calculated as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same week.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8
Net lifetime loan losses as of September 30, 2023 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	9.8%	10.7%	8.6%*	14.3%*	6.3%*
Outstanding principal balance as of September 30, 2023 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.8%	2.3%	14.3%	52.8%
* Vintage is not yet fully mature from a loss perspective.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2023	2022	2023	2022
Revenue
Interest income	$243,258	$232,115	$721,340	$632,007
Non-interest income	24,962	17,961	72,955	58,591
Total revenue	268,220	250,076	794,295	690,598
Less:
Interest expense	46,965	26,671	127,410	57,452
Total net decrease in fair value	(136,119)	(76,422)	(458,319)	(135,935)
Net revenue	85,136	146,983	208,566	497,211
Operating expenses:
Technology and facilities	52,663	56,113	164,653	158,090
Sales and marketing	18,852	21,781	57,229	88,690
Personnel	28,647	39,959	96,727	114,514
Outsourcing and professional fees	10,482	18,620	34,184	50,112
General, administrative and other	11,862	14,401	52,147	44,698
Goodwill impairment	—	108,472	—	108,472
Total operating expenses	122,506	259,346	404,940	564,576
Income before taxes	(37,370)	(112,363)	(196,374)	(67,365)
Income tax expense (benefit)	(16,232)	(6,536)	(58,247)	1,956
Net loss	$(21,138)	$(105,827)	$(138,127)	$(69,321)

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue
Interest income	$243,258	$232,115	$11,143	4.8%	$721,340	$632,007	$89,333	14.1%
Non-interest income	24,962	17,961	7,001	39.0%	72,955	58,591	14,364	24.5%
Total revenue	$268,220	$250,076	$18,144	7.3%	$794,295	$690,598	$103,697	15.0%
Percentage of total revenue:
Interest income	90.7%	92.8%			90.8%	91.5%
Non-interest income	9.3%	7.2%			9.2%	8.5%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income increased by $11.1 million, or 4.8%, from $232.1 million for the three months ended September 30, 2022 to $243.3 million for the three months ended September 30, 2023. This increase was primarily attributable to growth in our Average Daily Principal Balance, which increased from $2.90 billion for the three months ended September 30, 2022 to $2.97 billion for the three months ended September 30, 2023, an increase of 2.2%. The increase was further enhanced by an increase in portfolio yield of 81 basis points in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven by an increase in origination fees.

Total interest income increased by $89.3 million, or 14.1%, from $632.0 million for the nine months ended September 30, 2022 to $721.3 million for the nine months ended September 30, 2023. This increase was primarily attributable to growth in our Average Daily Principal Balance, which increased from $2.63 billion for the nine months ended September 30, 2022 to $3.01 billion for the nine months ended September 30, 2023, an increase of 14.3%. The increase was partially offset by a decrease in portfolio yield of 5 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 driven by lower originations and origination fees due to our tightening of credit underwriting standards and focusing lending towards existing and returning members in the second half of 2022. Existing and returning members generally receive lower APRs, but historically have lower loss rates compared to new members.

Non-interest income. Total non-interest income increased by $7.0 million, or 39.0%, from $18.0 million for the three months ended September 30, 2022 to $25.0 million for the three months ended September 30, 2023. This increase is primarily due to $4.3 million increase in interest earned on neobanking deposit accounts, $3.3 million increase in documentation fees on the Pathward retained loans and $2.4 million increase related to our gain on loan sales, partially offset by $1.5 million decrease in subscription revenue and $0.6 million decrease in sublease income.

Total non-interest income increased by $14.4 million, or 24.5%, from $58.6 million for the nine months ended September 30, 2022 to $73.0 million for the nine months ended September 30, 2023. This increase is primarily due to $17.4 million increase in interest earned on neobanking deposit and other deposit accounts, $8.9 million increase in documentation fees on the Pathward retained loans, partially offset by $6.4 million decrease in servicing revenue, $5.5 million decrease in subscription revenue, and $1.6 million decrease in credit card and sublease income.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Interest expense	$46,965	$26,671	$20,294	76.1%	$127,410	$57,452	$69,958	121.8%
Percentage of total revenue	17.5%	10.7%			16.0%	8.3%
Cost of Debt	6.8%	3.9%			6.1%	3.2%
Leverage as a percentage of Average Daily Principal Balance	92.2%	92.7%			92.7%	90.9%

Interest Expense. Interest expense increased by $20.3 million, or 76.1%, from $26.7 million for the three months ended September 30, 2022 to $47.0 million for the three months ended September 30, 2023. $19.8 million of the increase was driven by a 286 bps increase in interest rate. $0.5 million of the increase was due to an increase in our Average Daily Debt Balance. Our Average Daily Debt Balance increased from $2.69 billion for the three months ended September 30, 2022 to $2.74 billion for the three months ended September 30, 2023, an increase of 1.7%. We financed approximately 92.2% of our loans receivable through debt for the three months ended September 30, 2023, as compared to 92.7% for the three months ended September 30, 2022. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances.

Interest expense increased by $70.0 million, or 121.8%, from $57.5 million for the nine months ended September 30, 2022 to $127.4 million for the nine months ended September 30, 2023. $61.5 million of the increase was driven by a 289 bps increase in interest rate. $8.5 million of the increase was due to an increase in our Average Daily Debt Balance. Our Average Daily Debt Balance increased from $2.39 billion for the nine months ended September 30, 2022 to $2.79 billion for the nine months ended September 30, 2023, an increase of 16.7%. We financed approximately 92.7% of our loans receivable through debt for the nine months ended September 30, 2023, as compared to 90.9% for the nine months ended September 30, 2022. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances. We expect our interest expense to increase as our asset-backed notes issued at lower interest rates amortize and are replaced with more expensive current funding.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(8,971)	$(40,723)	$31,752	*	$(32,104)	$(92,265)	$60,161	*
Fair value mark-to-market adjustment on asset-backed notes	(14,859)	61,204	(76,063)	*	(76,377)	163,952	(240,329)	*
Fair value mark-to-market adjustment on derivatives	7,368	906	6,462	*	15,322	2,390	12,932	*
Total fair value mark-to-market adjustment	(16,462)	21,387	(37,849)	*	(93,159)	74,077	(167,236)	*
Charge-offs, net of recoveries on loans receivable at fair value	(87,965)	(71,676)	(16,289)	*	(273,030)	(178,123)	(94,907)	*
Net settlements on derivative instruments	(368)	(5,059)	4,691	*	(4,730)	(12,539)	7,809	*
Fair value mark on loans sold(1)	(31,324)	(21,074)	(10,250)	*	(87,400)	(19,350)	(68,050)	*
Total net decrease in fair value	$(136,119)	$(76,422)	$(59,697)	*	$(458,319)	$(135,935)	$(322,384)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(6.1)%	8.6%			(11.7)%	10.7%
Charge-offs, net of recoveries on loans receivable at fair value	(32.8)%	(28.7)%			(34.4)%	(25.8)%
Total net increase (decrease) in fair value	(38.9)%	(20.1)%			(46.1)%	(15.1)%
Discount rate	11.15%	10.19%			11.15%	10.19%
Remaining cumulative charge-offs	11.93%	11.67%			11.93%	11.67%
Average life in years	0.995	0.92			0.995	0.92
* Not meaningful
(1) The fair value mark on loans sold shown for the three and nine months ended September 30, 2023 includes $(31.3) million related to the cumulative fair value mark on the loans sold in other loan sales in Q3 2023. The fair value mark on loans sold shown for the nine months ended September 30, 2023 also includes $(18.9) million and $(37.2) million related to the cumulative fair value mark on the loans sold in other loan sales in Q2 2023 and Q1 2023, respectively. The fair value mark on loans sold shown for the three and nine months ended September 30, 2022 includes $(21.1) million related to the cumulative fair value mark on loans sold in other loan sales in Q3 2022. The fair value mark on loans sold shown for the nine months ended September 30, 2022 also includes $15.9 million related to the cumulative fair value mark on the loans sold in the 2022-1 transaction and $(14.1) million related to the cumulative fair value mark on loans sold in other loan sales in Q2 2022. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA. For details regarding other loan sales, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended September 30, 2023 was $136.1 million. This amount represents a total fair value mark-to-market decrease of $16.5 million, and $88.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(9.0) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 11.35% as of June 30, 2023 to 11.93% as of September 30, 2023, (b) an increase in the discount rate from 11.10% as of June 30, 2023 to 11.15% as of September 30, 2023, partially offset by (c) an increase in average life from 0.96 as of June 30, 2023 to 0.995 as of September 30, 2023. The $(14.9) million mark-to-market adjustment on asset-backed notes is due to tighter credit spreads. The total net decrease in fair value for the three months ended September 30, 2023 and September 30, 2022 also includes a $(31.3) million and $(21.1) million adjustment related to the fair value mark on the loans sold as part of the other loan sales for the three months ended September 30, 2023 and September 30, 2022, respectively.

Net decrease in fair value for the nine months ended September 30, 2023 was $458.3 million. This amount represents a total fair value mark-to-market decrease of $93.2 million, and $273.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(32.1) million mark-to-market reduction on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 11.93% as of September 30, 2023, (b) a decrease in average life from 1.00 years as of December 31, 2022 to 0.995 years as of September 30, 2023, partially offset by (c) a decrease in the discount rate from 11.48% as of December 31, 2022 to 11.15% as of September 30, 2023. The $(76.4) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter spreads. The total net increase (decrease) in fair value for the nine months ended September 30, 2023 and September 30, 2022 includes $(87.4) million and $(19.4) million in adjustments related to the fair value mark on loans sold as part of the structured and other loan sales for the nine months ended September 30, 2023 and September 30, 2022, respectively. Through the remainder of 2023, we expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Total charge-offs, net of recoveries	$87,965	$71,676	$16,289	22.7%	$273,030	$178,123	$94,907	53.3%
Average Daily Principal Balance	$2,967,730	$2,903,928	$63,802	2.2%	$3,010,139	$2,633,169	$376,970	14.3%
Annualized Net Charge-Off Rate	11.8%	9.8%			12.1%	9.0%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 11.8% and 12.1% for the three and nine months ended September 30, 2023, respectively, from 9.8% and 9.0% for the three and nine months ended September 30, 2022, respectively. Net charge-offs for the three months and nine months ended September 30, 2023 increased primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Technology and facilities	$52,663	$56,113	$(3,450)	(6.1)%	$164,653	$158,090	$6,563	4.2%
Percentage of total revenue	19.6%	22.4%			20.7%	22.9%

Technology and facilities. Technology and facilities expense decreased by $3.5 million, or (6.1)%, from $56.1 million for the three months ended September 30, 2022 to $52.7 million for the three months ended September 30, 2023. The decrease is primarily due to $4.7 million decrease in salaries and benefits as a result of our workforce optimization efforts and $2.5 million decrease in outsourcing and professional fees. These decreases were offset by $1.8 million increase in service cost and $1.7 million increase in depreciation.

Technology and facilities expense increased by $6.6 million, or 4.2%, from $158.1 million for the nine months ended September 30, 2022 to $164.7 million for the nine months ended September 30, 2023. The increase is primarily due to $6.9 million increased depreciation commensurate with growth in our internally developed software balance, $4.2 million increase due to a decrease in capitalization of internally developed software costs related to fewer employees working on software development as a result of our workforce optimization efforts, $2.2 million increase in services cost and $1.8 million increase in software. These increases were offset by $4.0 million decrease in outsourcing and professional fees, $2.4 million decrease in other expenses and utilities and $1.8 million decrease in salaries and benefits. We expect our technology and facilities expense may increase in 2023 compared to 2022 due to increased depreciation related to internally developed software and increased service costs due to higher usage of software and cloud services.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$18,852	$21,781	$(2,929)	(13.4)%	$57,229	$88,690	$(31,461)	(35.5)%
Percentage of total revenue	7.0%	8.7%			7.2%	12.8%
Customer Acquisition Cost (CAC)	$155	$142	$13	9.2%	$169	$142	$27	19.0%

Sales and marketing. Sales and marketing expenses to acquire our customers decreased by $2.9 million, or 13.4%, from $21.8 million for the three months ended September 30, 2022 to $18.9 million for the three months ended September 30, 2023. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease was also attributable to a $2.6 million decrease in salaries and benefits due to the decrease in headcount following our efforts to streamline operations and $2.5 million decrease related to outsourcing and professional fees, partially offset by a net increase in marketing spend. As a result of our decrease in number of loans originated during the three months ended September 30, 2023, our CAC increased by 9.2% as compared to the three months ended September 30, 2022.

Sales and marketing expenses to acquire our customers decreased by $31.5 million, or 35.5%, from $88.7 million for the nine months ended September 30, 2022 to $57.2 million for the nine months ended September 30, 2023. Our decrease in marketing spend during the nine months ended September 30, 2023 was $21.4 million across various marketing channels, including direct mail and digital advertising. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease was also attributable to a $6.3 million decrease related to outsourcing and professional fees and $4.5 million decrease in salaries and benefits due to the decrease in headcount following our efforts to streamline operations. As a result of our decrease in number of loans originated during the nine months ended September 30, 2023, our CAC increased by 19.0% as compared to the nine months ended September 30, 2022. We expect our sales and marketing expense to decrease in 2023 compared to 2022 as we maintain focus on our strategy to improve credit outcomes by focusing lending towards existing and returning members.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Personnel	$28,647	$39,959	$(11,312)	(28.3)%	$96,727	$114,514	$(17,787)	(15.5)%
Percentage of total revenue	10.7%	16.0%			12.2%	16.6%

Personnel. Personnel expense decreased by $11.3 million, or 28.3%, from $40.0 million for the three months ended September 30, 2022 to $28.6 million for the three months ended September 30, 2023, primarily driven by the workforce optimization announced in February and May 2023.

Personnel expense decreased by $17.8 million, or 15.5%, from $114.5 million for the nine months ended September 30, 2022 to $96.7 million for the nine months ended September 30, 2023, primarily driven by the workforce optimization announced in February and May 2023. We expect our personnel expense to decrease in 2023 compared to 2022 as a result of the reduction in headcount due to actions taken in February, May 2023, and November 2023.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Outsourcing and professional fees	$10,482	$18,620	$(8,138)	(43.7)%	$34,184	$50,112	$(15,928)	(31.8)%
Percentage of total revenue	3.9%	7.4%			4.3%	7.3%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $8.1 million, or 44%, from $18.6 million for the three months ended September 30, 2022 to $10.5 million for the three months ended September 30, 2023. The decrease is primarily attributable to $4.3 million decrease in professional service and outsourcing services related to credit card programs, a transition to in-house call services, and other consulting services, $2.8 million lower debt financing fees not present in the current year, and $1.0 million decrease in credit report expenses due to the decline in loan application volume.

Outsourcing and professional fees decreased by $15.9 million, or 32%, from $50.1 million for the nine months ended September 30, 2022 to $34.2 million for the nine months ended September 30, 2023. The decrease is primarily attributable to $7.9 million decrease in professional service and outsourced services costs related to credit card programs, a transition to in-house call services, and other consulting services, $5.6 million lower debt financing fees not present in current year, and $2.4 million decrease in credit report expenses due to the decline in loan application volume. We expect our outsourcing and professional fees to decrease in 2023 compared to 2022 as a result of our continued focus on strong expense discipline and streamlining operations.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
General, administrative and other	$11,862	$14,401	$(2,539)	(17.6)%	$52,147	$44,698	$7,449	16.7%
Percentage of total revenue	4.4%	5.8%			6.6%	6.5%

General, administrative and other. General, administrative and other expense decreased by $2.5 million, or 18%, from $14.4 million for the three months ended September 30, 2022 to $11.9 million for the three months ended September 30, 2023, due to $1.3 million decrease in acquisition and integration related expenses and $1.1 million decrease in postage, printing, travel and entertainment and other expenses.

General, administrative and other expense increased by $7.4 million, or 17%, from $44.7 million for the nine months ended September 30, 2022 to $52.1 million for the nine months ended September 30, 2023, primarily due to the establishment of a $14.4 million reserve related to the workforce optimization announced in February and May 2023. These increases were partially offset by $2.6 million decrease in legal expenses, $1.7 million decrease in travel expenses, and $1.3 million decrease in acquisition and integration related expenses.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2023 and 2022, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Income tax expense (benefit)	$(16,232)	$(6,536)	$(9,696)	148.3%	$(58,247)	$1,956	$(60,203)	3,077.9%
Percentage of total revenue	(6.1)%	(2.6)%			(7.3)%	0.3%
Effective tax rate	43.4%	5.8%			29.7%	(2.9)%

Income tax expense (benefit). Income tax benefit increased by $9.7 million or 148%, from $6.5 million for the three months ended September 30, 2022 to $16.2 million benefit for the three months ended September 30, 2023, primarily as a result of having a larger pretax loss for the three months ended September 30, 2023.

Income tax expense decreased by $60.2 million or 3078%, from $2.0 million expense for the nine months ended September 30, 2022 to $58.2 million benefit for the nine months ended September 30, 2023, primarily as a result of having a larger pretax loss for the nine months ended September 30, 2023 and the 2022 goodwill impairment adjustment not present in the current year.

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

The table below reflects the application of this methodology for the seven quarters since January 1, 2022, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Weighted average portfolio yield over the remaining life of the loans	29.70%	30.02%	29.78%	29.50%	29.90%	30.27%	30.15%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	24.70%	25.02%	24.78%	24.50%	24.90%	25.27%	25.15%
Multiplied by: Weighted average life in years	0.995	0.955	0.963	1.000	0.924	0.895	0.847
Pre-loss cash flow	24.57%	23.90%	23.85%	24.50%	23.01%	22.61%	21.30%
Less: Remaining cumulative charge-offs	(11.93)%	(11.35)%	(11.72)%	(10.38)%	(11.67)%	(11.25)%	(10.37)%
Net cash flow	12.65%	12.55%	12.13%	14.12%	11.34%	11.37%	10.93%
Less: Discount rate multiplied by average life	(11.09)%	(10.61)%	(10.66)%	(11.48)%	(9.42)%	(8.03)%	(5.73)%
Gross fair value premium as a percentage of loan principal balance	1.55%	1.94%	1.47%	2.64%	1.92%	3.34%	5.21%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.16)%	(1.20)%	(1.22)%	(1.18)%	(1.19)%	(1.10)%	(1.09)%
Fair value premium as a percentage of loan principal balance	0.39%	0.74%	0.26%	1.45%	0.73%	2.24%	4.12%
Discount Rate	11.15%	11.10%	11.07%	11.48%	10.19%	8.97%	6.76%

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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(8,971)	$(40,723)	$(32,104)	$(92,265)
Fair value mark-to-market adjustment on asset-backed notes	(14,859)	61,204	(76,377)	163,952
Fair value mark-to-market adjustment on derivatives	7,368	906	$15,322	$2,390
Total fair value mark-to-market adjustment	$(16,462)	$21,387	$(93,159)	$74,077
(1) The fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2023	2022	2023	2022
Net income (loss)	$(21,138)	$(105,827)	$(138,127)	$(69,321)
Adjustments:
Income tax expense (benefit)	(16,232)	(6,536)	(58,247)	1,956
Interest on corporate financing (1)	11,528	871	26,457	871
Depreciation and amortization	10,955	9,229	32,182	25,329
Stock-based compensation expense	4,328	7,050	13,212	20,752
Workforce optimization expenses	466	183	15,692	1,881
Acquisition and integration related expenses	6,854	8,132	21,032	22,363
Origination fees for loans receivable at fair value, net	821	(6,348)	(14,522)	(17,699)
Other non-recurring charges (1)	1,592	108,472	4,683	111,222
Fair value mark-to-market adjustment	16,462	(21,387)	93,159	(74,077)
Adjusted EBITDA	$15,636	$(6,161)	$(4,479)	$23,277
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

The following table presents a reconciliation of net income to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (Loss) (in thousands)	2023	2022	2023	2022
Net income (loss)	$(21,138)	$(105,827)	$(138,127)	$(69,321)
Adjustments:
Income tax expense (benefit)	(16,232)	(6,536)	(58,247)	1,956
Stock-based compensation expense	4,328	7,050	13,212	20,752
Workforce optimization expenses	466	183	15,692	1,881
Acquisition and integration related expenses	6,854	8,132	21,032	22,363
Other non-recurring charges (1)	1,592	108,472	4,683	111,222
Adjusted income (loss) before taxes	(24,130)	11,474	(141,755)	88,853
Normalized income tax expense	(6,515)	3,098	(38,274)	23,990
Adjusted Net Income (Loss)	$(17,615)	$8,376	$(103,481)	$64,863
Income tax rate (2)	27.0%	27.0%	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rate for the three and nine months ended September 30, 2023 and 2022 is based on a normalized statutory rate.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Diluted earnings (loss) per share	$(0.55)	$(3.21)	$(3.80)	$(2.12)
Adjusted EPS
Adjusted Net Income (Loss)	$(17,615)	$8,376	$(103,481)	$64,863

Basic weighted-average common shares outstanding	38,283,071	33,010,107	36,333,570	32,688,988
Weighted average effect of dilutive securities:
Stock options	—	72,714	—	326,702
Restricted stock units	—	101,363	—	208,600
Diluted adjusted weighted-average common shares outstanding	38,283,071	33,184,184	36,333,570	33,224,290
Adjusted Earnings (Loss) Per Share	$(0.46)	$0.25	$(2.85)	$1.95

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and nine months ended September 30, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Return on Equity	(18.6)%	(70.1)%	(37.3)%	(16.1)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$(17,615)	$8,376	$(103,481)	$64,863
Average stockholders' equity	$449,881	$598,656	$494,481	$576,497
Adjusted Return on Equity	(15.5)%	5.6%	(28.0)%	15.0%

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

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three and nine months ended September 30, 2023 and 2022:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating Efficiency	45.7%	103.7%	51.0%	81.8%
Adjusted Operating Efficiency
Total revenue	268,220	250,076	794,295	690,598
Total operating expense	122,506	259,346	404,940	564,576
Stock-based compensation expense	(4,328)	(7,050)	(13,212)	(20,752)
Workforce optimization expenses	(466)	(183)	(15,692)	(1,881)
Acquisition and integration related expenses	(6,854)	(8,132)	(21,032)	(22,363)
Other non-recurring charges (1)	(1,306)	(108,472)	(3,935)	(111,222)
Total adjusted operating expenses	$109,552	$135,509	$351,069	$408,358
Adjusted Operating Efficiency	40.8%	54.2%	44.2%	59.1%
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

During the nine months ended September 30, 2023, available liquidity increased primarily due to draws under our PLW facility, the amendment and upsizing of our Corporate Financing facility and our asset-backed borrowings at amortized cost. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Rising interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash, cash equivalents and restricted cash	$199,645	$272,207
Cash provided by (used in)
Operating activities	286,454	159,343
Investing activities	(189,368)	(915,877)
Financing activities	(101,258)	835,781

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $286.5 million and $159.3 million for the nine months ended September 30, 2023 and 2022, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

Investing Activities

Our net cash provided by (used in) investing activities was $(189.4) million and $(915.9) million for the nine months ended September 30, 2023 and 2022, respectively. Our investing activities consist primarily of loan originations and loan repayments. Our net cash provided by (used in) investing activities for the nine months ended September 30, 2023, includes $2.8 million of proceeds related to the loans sold in other loan sales in 2023. Our net cash provided by (used in) investing activities for the nine months ended September 30, 2022, includes $247.2 million of proceeds related to a structured loan sale in the first quarter 2022 and other loan sales in the second quarter of 2022. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to disbursements on originations of loans increasing by $998.8 million while repayments of loan principal decreased by $41.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and our proceeds from loan sales originated as held for investment decreased by $245.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Financing Activities

Our net cash provided by (used in) financing activities was $(101.3) million and $835.8 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash used in financing activities was primarily driven by amortization payments on our Acquisition Financing facility, our Series 2019-A, Series 2021-A, Series 2022-2 and Series 2022-3 asset-backed notes, and repayments of borrowings on our PLW facility and Acquisition Financing facility, partially offset by borrowings under our PLW facility, Corporate Financing facility, and our asset-backed borrowings at amortized cost. For the nine months ended September 30, 2022, net cash provided by financing activities was primarily driven by the issuance of our Series 2022-A and Series 2022-2 asset-backed notes and the borrowings under our Secured Financing facilities and Acquisition and Corporate Financing facilities, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A and Series 2022-2 asset-backed notes.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of September 30, 2023, we had $1.96 billion of outstanding asset-backed notes. For additional information, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. Our securitizations utilize special purpose entities (SPEs) which are also variable interest entities (VIEs). For VIEs where we have determined we are the primary beneficiary, the financial results of the VIE are consolidated in our financial statements. For VIEs where we have determined we are not the primary beneficiary, the financial results of the VIE are not consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of September 30, 2023, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of September 30, 2023, we had Secured Financing facilities with warehouse lines of $720.0 million in the aggregate with undrawn capacity of $295.5 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

As of September 30, 2023, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Asset-Backed Borrowings at Amortized Cost

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $300.0 million of our personal loan originations over the next twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the three months ended September 30, 2023, we transferred loans receivable totaling $120.0 million.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $400.0 million of our personal loan originations over the next twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the three months ended September 30, 2023, we transferred loans receivable totaling $105.9 million.

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

Other loan sales

We have entered into agreements to sell certain populations of our personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment, of approximately $38.2 million during the first quarter of 2023, of approximately $19.5 million during the second quarter of 2023, and of approximately $32.5 million during the third quarter of 2023. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

Through March 4, 2022, we had a commitment to sell to a third-party institutional investor 10% of our unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022.

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The originations of loans sold and held for sale during the three and nine months ended September 30, 2023 was $15.9 million and $41.6 million, respectively. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. On the Second Amendment Closing Date, we borrowed $20.8 million of Incremental Tranche A-1 Loans and borrowed an additional $4.2 million of Incremental Tranche A-2 Loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of Incremental Tranche B Loans on May 5, 2023 and an additional amount of $25.0 million of Incremental Tranche C Loans on June 30, 2023. During June 2023 and August 2023, we entered into forward flow whole loan sale agreements with two institutional investors. Pursuant to these agreements, we have a commitment to sell up to $300 million and $400 million of its personal loan originations over the following twelve-month periods. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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
•We are, and intend in the future to continue, developing our financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.
•The success and growth of our business depends upon our ability to continuously innovate and develop our products and technologies.
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
•We may fail to realize all of the anticipated benefits of the Digit acquisition or those benefits may take longer to realize than expected.
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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of September 30, 2023 and 2022, members with repeat loans comprised 82% and 76%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We may not be able to effectively manage the growth of our business.*

Since 2022, we have engaged in a series of cost-saving measures in response to challenging macroeconomic conditions, including by conducting workforce reductions and other operational streamlining measures. While we believe these measures will improve operational efficiency, implementation of these measures may be disruptive to our business and we may not realize the anticipated benefits within the expected time frame or at all. If such measures do not achieve our cost reduction targets, we may engage in further cost-saving measures in the future. Further, we may experience unintended consequences and costs that may be disruptive to our business, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, and a reduction in morale among our remaining employees. Such actions may adversely affect our ability to retain and recruit skilled and motivated personnel, which may be disruptive to our operations and hinder our ability to achieve our key priorities. If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, and financial condition may be adversely affected.

In addition, we are required to continuously develop and adapt our operations, systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we experienced rapid growth in our business and operations in the recent past, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, interest rate, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, a trend that we expect to continue as our business continues to grow, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including on our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, achieve the anticipated benefits and synergies from the Digit acquisition, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 86% of our total assets and our asset-backed notes represented 74% of our total liabilities as of September 30, 2023. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Market interest rate changes may adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, may require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, rising interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue, but also decreases the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue and increasing the volatility of our results of operations. Reductions in our interest rate spread have had and could continue to have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

Our ability to attract members and to build trust in our credit products is significantly dependent on our ability to effectively evaluate a member’s creditworthiness and likelihood of default. In deciding whether to extend credit to prospective members, we rely heavily on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, application data and our credit experience gained through monitoring the performance of our members over time. These models are built using forms of A.I., such as machine learning. If our credit risk models fail to adequately predict the creditworthiness of our members or their ability to repay their loans due to programming or other errors, or if any portion of the information pertaining to the potential member is incorrect, incomplete or becomes stale (whether by fraud, negligence or otherwise), and our systems do not detect such errors, inaccuracies or incompleteness, or any of the other components of our credit decision process described herein fails, we may experience higher than forecasted loan losses. Also, if we are unable to access certain third-party data used in our credit risk models, or access to such data is limited, our ability to accurately evaluate potential members may be compromised and our ability to continue to improve our A.I. models may be adversely affected. Credit and other information that we receive from third parties about a member may also be inaccurate or may not accurately reflect the member’s creditworthiness, which may adversely affect our loan pricing and approval process, resulting in mispriced loans, incorrect approvals or denials of loans. In addition, this information may not always be complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate.

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

Our results of operations and financial condition have been and may be adversely affected by economic conditions and other factors that we cannot control.*

Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures and the associated bank crisis, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. The United States has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. From March 2022 through September 2023, the Federal Reserve raised the target range for the federal funds rate on 11 separate occasions and signaled that it anticipates additional increases in the target range will be appropriate to lower inflation. Increased interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy, as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.

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

On February 9, 2023, May 8, 2023, and November 6, 2023, we announced that we were taking a series of measures to streamline our operations, including reducing the size of our corporate staff by approximately 10%, 19%, and 18%, respectively. These cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

Our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. Furthermore, many of our members have limited or no credit history and such borrowers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. In addition, major medical expenses, divorce, death, or other issues that affect our members could affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments. Our servicing costs may also increase without a corresponding increase in our interest on loans.

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

Our ability to adequately service our loans is dependent on our ability to grow and appropriately train our customer service and collections staff, our ability to expand our servicing capabilities as the number of our loans increase, our ability to contact our members when they default, and our ability to leverage technologies to service and collect amounts owed with respect to loans. Additionally, our customer service and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. Since the onset of the pandemic, the majority of our contact center staff has worked remotely and we will continue to operate the contact centers in this manner. If our contact center operations become constrained for any reason, the effectiveness of our collection activities may be reduced. In 2021, we had previously voluntarily implemented certain provisions of the call limitations set forth in Regulation F, the CFPB’s Debt Collection Rule that took effect at that time, which is not applicable to creditors such as us who are collecting their own debts. If we did not correctly estimate the impact of a reduced calling strategy, the effectiveness of our efforts to collect on defaulted loans may be impacted. In February 2023, we revised our calling practices to comply with Regulation F, only where applicable under state law. Additionally, in August 2020, we changed our small claims filing practices, including dismissing all pending small claims court filings and suspending all new legal collection actions. We temporarily suspended our legal collections process. This process was revised and relaunched in 2023. If we are unable to employ alternative means of engaging severely delinquent members and collecting on defaulted loans, the effectiveness of our efforts to collect on defaulted loans may be impacted. Because our net charge-off rate depends on the collectability of the loans, if we experience an unexpected significant increase in the number of members who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans and credit card debt are generally dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of members who successfully discharge their debt in a bankruptcy action, our results of operations could be adversely affected.

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

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, due to factors such as our election of the fair value option and the evolving and uncertain nature of current macroeconomic conditions and the lingering effects of the COVID-19 pandemic. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

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

We are, and intend in the future to continue, developing our financial products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.*

We are, and intend in the future to continue, developing our financial products and services. We intend to continue investing significant resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

We can provide no assurance that we will be able to develop, commercially market, scale, and achieve acceptance of, or success with, our products and services. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. In addition, our investment of resources to develop products and services may either be insufficient, result in expenses that are excessive considering revenue originated from these products and services, or may not be able to attract new members or retain existing members. If we are not able to effectively implement technology-driven products and services as quickly as our competitors or be successful in marketing these products and services to our members and strategic partners, demand for our products and services may decrease. In addition, the borrower profile of members using our products and services may not be as attractive as existing members with credit products, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our products and services could adversely impact our business, and these products and services may not become profitable, and even if they are profitable, operating margins of some new products may not be as high as the margins we have experienced historically or we may not be able to achieve target margins.

We have previously invested resources to develop, launch and sustain our products and services and subsequently decided to discontinue certain of these products and services in order to strategically realign our resources. We may not be able to effectively discontinue a product or service and we may fail to realize all of the anticipated benefits of discontinuing any of our products or services, including the need to devote significant attention and resources to any discontinuation, which may disrupt our business or may not be achieved within the anticipated time frame, or at all. In addition, product or service introductions may not always be successful. For example, on August 8, 2023, we announced the sunsetting of our checking account product and on November 6, 2023, we announced we are reviewing strategic options for our credit card portfolio, as well as sunsetting our partnership with Sezzle and discontinuing our investing and retirement products, in order to strategically realign our resources to focus on other products, as well as to reduce our expenses and simplify our business. Failure to achieve the anticipated benefits could adversely affect our results of operations.

The success and growth of our business depends upon our ability to continuously innovate and develop our products and technologies.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Developing and incorporating new technologies, including A.I., into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We may not be able to effectively implement technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our members. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems.

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

Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.*

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. In February 2023, May 2023, and November 2023, we announced an approximately 10%, 19%, and 18% reduction in our corporate workforce, respectively. These reductions could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

We may fail to realize all of the anticipated benefits of the Digit acquisition or those benefits may take longer to realize than expected.*

We believe that there are significant benefits and synergies that may be realized through combining the platform, product and service offerings of Oportun and Digit. As we continue to integrate the businesses and seek to realize anticipated benefits and synergies, we continue to devote significant attention and resources to successfully align our business practices and operations, which may disrupt our business. The full benefits of the acquisition, including anticipated growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition and negatively impact the price of our common stock.

Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.*

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We have previously acquired, and in the future, may acquire, complementary assets or businesses. The risks we face in connection with acquisitions include:

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

We may also choose to divest certain assets or product lines. If we decide to sell assets or product lines, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, product lines, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or vendors and the risk that the transaction may not close, any of which would have a material adverse effect on the assets or product lines to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.*

Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. We have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and other infiltration, exfiltration or other similar events. The automated nature of our business may make us attractive targets for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Further, our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, IT security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and the Middle East. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems. We also have incorporated A.I. technologies into our platform, and may continue to incorporate additional A.I. technologies into our platform in the future. Our use of A.I. technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, A.I. technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

Any failure or perceived failure by us, or the third parties with whom we do business, to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any security breaches impacting us, our third-party providers or partners, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. In addition, a data security incident could cause third parties to lose trust in us or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations. Any belief by members or others that a security breach or other incident has affected us, even if a security breach or other incident has not affected us or any of our third-party providers or partners, could have any or all of the foregoing impacts on us, including harm to our reputation. Even the perception of inadequate security may harm our reputation and negatively impact our ability to attract and retain members.

We incur significant costs to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we work to continuously improve our systems and processes to prevent future breaches and incidents. Any event that leads, or is believed to have led, to unauthorized access to, or use, loss, corruption, disclosure or other processing of our data could disrupt our business; harm our reputation; compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents; subject us to litigation, regulatory investigation and oversight, or mandatory corrective action; require us to verify the correctness of database contents; or otherwise subject us to liability under laws and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us to address the incident and in an effort to prevent further breaches or incidents, and result in significant legal and financial exposure and/or reputational harm. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity.

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

As of September 30, 2023, 46.5%, 25.7%, 8.4%, 5.1% and 3.4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

As of September 30, 2023, we had 1,483 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the United States that provide offshore member-facing contact center activities in Colombia and the Philippines, and may in the future include additional locations in other countries. In addition, our technology development center in India is staffed through outsourcing partners and our own employees. We have engaged vendors that utilize employees or contractors based outside of the United States. As of September 30, 2023, our outsourcing partners have provided us, on an exclusive basis, 177 full-time equivalents in Colombia, Philippines, and India to support contact center and technical delivery work. These international activities are subject to inherent risks that are beyond our control, including:

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
•compliance with applicable U.S. laws and foreign laws related to consumer protection, taxation, intellectual property, privacy, data security, corruption, money laundering, and export/trade control;
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

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, pandemics or other public health crises, power outages, geopolitical unrest, war, or other large-scale conflicts or unpredictable occurrences, could have an adverse effect on our business, results of operations and financial condition. For example, a significant natural disaster in Northern California or any other location in which we have offices or facilities or employees working remotely, could adversely affect our business operations, financial condition and prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Bay Area headquarters have experienced and may continue to experience, climate-related events and at an increasing frequency, including floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our critical vendors, partners and members, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, current and emerging legal and regulatory requirements with respect to climate change (e.g., carbon pricing) and other aspects of environmental, social and governance reporting (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and disrupt our business.

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

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses and reputational harm.*

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from claims of violation of do-not-call, credit reporting, collection, and bankruptcy laws. The complexity of the laws related to secured personal loans regarding vehicle titling, lien placement and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships may increase the risk of litigation or regulatory scrutiny including based on the "true lender" theory that seeks to recharacterize a lending transaction. State legislation requiring licensure and state restrictions including fee and rate limits on bank partner loans may also reduce profitability and/or increase regulatory and litigation risk. Additionally, platforms offering banking services and products through partners have also been challenged by federal and state regulators on a variety of claims.

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Further, in December 2022 and January 2023 respectively, the CFPB announced proposed rules requiring (a) a nonbank entity to register with the CFPB if it receives a final public written order or judgment (including a consent order or stipulated order) from a federal, state or local government agency for violation of consumer protection laws and (b) a supervised nonbank to register if it uses certain contract terms and conditions that claim to waive or limit consumer rights and protections (including arbitration clauses). If finalized, each of these registries has the potential to increase the operational costs and regulatory scrutiny of our business practices. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees initially focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, but has since expanded, and what constitutes a “junk fee” remains unclear and both the CFPB and Federal Trade Commission have taken steps to increase scrutiny of fees. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. In February 2023, the CFPB published a proposed rule, which is currently subject to public comment, amending Regulation Z to mandate significant decreases to credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. In October 2023, the CFPB issued a pre-rule proposal to modify the Fair Credit Reporting Act and Regulation V, which would have broad implications across all participants in the credit reporting ecosystem. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.*

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically, we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. In recent publications, the CFPB has indicated that the agency is significantly increasing its oversight and scrutiny over consumer finance and on April 25, 2022, the CFPB announced that it was invoking a previously unused legal provision to examine nonbank financial companies that it believes pose risk to consumers. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities and if the CFPB were to determine that we were engaging in activities that pose risks to consumers, may conduct on-site examinations of our business on a periodic basis. On October 19, 2022, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, the U.S. Court of Appeals for the Fifth Circuit found that the CFPB's independent funding through the Federal Reserve violated the U.S. Constitution’s appropriations clause and invalidated the remaining portions of the CFPB’s restrictions on the lenders offering payday, auto title and other short-term, high-interest loans. The CFPB has appealed the decision to the Supreme Court of the United States and oral arguments took place in early October 2023. While a decision is expected in the coming term, we are unable to predict the exact timing, outcome, and impact of this litigation.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized 9,919,428 shares for issuance under our 2019 Equity Incentive Plan, 1,926,598 shares for issuance under our 2019 Employee Stock Purchase Plan, and 508,851 shares for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2023, the Warrants to purchase 4,193,453 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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
•developments relating to our reduction in force and other streamlining measures announced in February 2023, May 2023, and November 2023; and
•other risks and uncertainties described in these risk factors.

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

The enactment of tax reform legislation and differences in interpretation of tax laws and regulations could adversely impact our financial position and results of operations.*

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the United States recently enacted the Inflation Reduction Act, which implemented, among others, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. Additionally, U.S. and international tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing standards of the Nasdaq Stock Market, and other applicable securities rules and regulations, including with regard to corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sale of Equity Securities

We had no unregistered sales of our securities in the reporting period not previously reported.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including finance receivables pledged as part of a secured borrowing and excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards

Term or Abbreviation	Definition
Products	Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer, including Savings, Direct, Investing and Retirement, that our Members use or have signed-up to use
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibit Index

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Oportun Financial Corporation	8-K	001-39050	3.1	10/11/2023
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 9, 2023	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)