Form 10-K
period 2023-12-31
Oportun Financial Corp
filed 2024-03-15
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2023 as reported by the Nasdaq Global Select Market on such date was approximately $137.7 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of registrant’s common stock outstanding as of March 13, 2024 was 34,557,486.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2024 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including the documents referenced herein, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

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
•our expectations and management of future growth, including expanding our markets served, member base and product and service offerings, including our digital banking services, and realizing the benefits and synergies from acquisitions;
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
•our ability to realize the expected benefits from the reduction in workforce and other streamlining measures announced in February, May, and November 2023, including our estimate of the changes and expenditures, and the timing thereof;
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
•our ability to provide an attractive and comprehensive user experience through our recently launched mobile application, the Oportun Mobile App, and further our position as a leading fintech company;
•our ability to maintain the terms on which we lend to our borrowers;
•our ability to manage fraud risk;
•our ability to develop our technology, including our artificial intelligence (“A.I.”) enabled digital platform;
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

As used in this report, the terms “Oportun Financial Corporation,” “Oportun,” “Company,” “we,” “us,” and “our” mean Oportun Financial Corporation and its subsidiaries unless the context indicates otherwise.

Summary of Risk Factors

Investing in our common stock involves risks. Our business, financial condition, liquidity results of operations and prospects could be materially and adversely affected by these risks, as well as other risks and uncertainties not currently known to us or that we currently deem immaterial. The market price of our common stock could decline, and you may lose some or all of your investment. See Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a discussion of the following principal risks and other risks that may make an investment in our common stock speculative or risky:

Business, Financial and Operational Risks
•If we do not compete effectively in our target markets, our results of operations could be harmed.
•We may not be able to effectively manage the growth of our business.
•Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.
•We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.
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
•Our results of operations and financial condition and our borrowers ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.
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
•Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.
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

PART I

Item 1. Business

Company Overview

With intelligent borrowing, savings, and budgeting capabilities, Oportun empowers its members with the confidence to build a better financial future. We design our products to holistically address two of the most fundamental challenges to financial health and resilience - access to responsible and affordable credit, and adequate savings.

Financial Health in America

According to a January 2024 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. In 2023, the Financial Health Network ("FHN") reported that more than two-thirds of U.S. households "struggle with spending, saving, borrowing and planning" according to its Financial Health Pulse™ 2023 U.S. Trends Report. When presented with an unexpected expense they cannot postpone, like a car that won’t start when one needs to get to work, or a broken tooth that refuses to be ignored, most people lack adequate savings and will typically require access to credit in order to cover their immediate need.

Serving our Members' Financial Needs

Oportun recognizes that while most everyone will face an unplanned expense or bill of one kind of another, there are more than a hundred million adults in the United States who Oportun estimates would struggle further because they lack access to responsible and affordable credit when they need it. Many of these people are likely to be declined for any kind of loan or credit card from a mainstream financial services provider, like a bank or credit union.

Without access to credit, an unplanned bill of $1,000 or more has the potential to become a life-changing crisis for millions of people. For many of our members, being unable to afford a car repair can lead to them not being able to get to work, which causes loss of income, and perhaps even significant financial insecurity for a family that will now struggle to make the most basic of ends meet. This occurs daily across the country.

Our members are among the millions of hardworking Americans who are not well served by mainstream financial products. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a more financially healthy life. We believe our strong Net Promoter® Score ("NPS") of 79 for our personal loans demonstrates our success in providing our members with effective and easy to use solutions. For Oportun, serving our members means building their financial resiliency and ensuring that trustworthy and hardworking people always have access to responsible and affordable credit that fits their needs.

Our intelligent lending and savings platform is designed to help people, even those who are not well served by mainstream financial institutions, access credit and automate their savings without impacting their ability to meet daily spending needs. By applying artificial intelligence ("A.I.") to automate their financial health through adequate savings and credit when they need it, we believe we can address the very real daily financial needs of millions of people living in the U.S.

Product Overview

Our financial products allow us to meet our members where they are and assist them with their overall financial health.

Consumers can become members and access our products through the Oportun Mobile App, the Oportun.com website, our telesales team, and through our retail locations. Collectively these are our primary channels for onboarding and serving members. Through these channels, we help potential and current members become aware of our product offerings, in addition to our brand marketing (including online and broadcast media and outdoor advertising, including the physical presence of our 129 physical retail locations in some of the communities we serve) and direct marketing (including SMS/text, email, mail and offers made available through our Oportun Mobile App).

Credit Products—Since our founding in 2005, we have extended more than $17.8 billion in responsible credit through more than 6.9 million loans and credit cards, and helped over 1.1 million people who came to Oportun without a FICO® score to begin establishing a credit history. According to a study commissioned by us on the credit options available to people with little or no credit history, the Financial Health Network found that Oportun loans are, on average, 7 times less expensive than other options and up to 16 times less expensive as compared to online-only installment products. In addition, the study found that our unsecured personal loan product has helped borrowers save more than $2.4 billion in interest and fees. While many of the people who come to us are not well served by mainstream financial institutions due to limited credit history, we use A.I. and billions of proprietary data points to score 100% of our loan applicants and offer our members responsibly designed and affordable credit products that are often otherwise unavailable to them.

Savings Product—Since 2015, our recently rebranded Set & Save™ product has allowed our members to set aside more than $10.2 billion for rainy days and other purposes, including an average of $1,800 in individual savings per member per year. Oportun uses algorithms that learn the financial habits of our members like when their paychecks are deposited and for how much, the timing and cost of their recurring monthly expenses like rent and digital subscriptions, along with all the other small and large payments and deposits that are not regularly recurring. Through machine learning, Oportun gets a comprehensive and personalized profile of our members’ cash flow and very quickly learns how much a member can afford to set aside today, without impacting their ongoing obligations and daily spending needs. For our members, saving money quickly becomes effortless and their financial resiliency improves every day, as Oportun does all the hard math, budgeting, and money transferring that present the sort of daily obstacles that inhibit many people from having adequate savings when they most need it. In 2023, Set & Save was ranked the #1 Savings App by Bankrate.

To strategically realign our resources to focus on other products, on November 6, 2023, we announced the sunsetting of our embedded finance partnership with Sezzle, a provider of Buy Now Pay Later financing options, which launched in the first quarter of 2023. In addition, on the same day, Oportun announced that it was exploring strategic options for our credit card portfolio.
Use of Artificial Intelligence

Consistent with our mission of financial inclusion, our application of A.I., specifically machine learning, is designed to address the shortcomings of the modern banking system. Since our inception, we have utilized alternative data sets to rapidly build, test and develop our underwriting, pricing, marketing, fraud and servicing models; and with Set & Save, we now offer machine learning capabilities that help members identify the right amount of money to put towards savings each day. We believe this gives us a strong competitive advantage, which along with our lending products, provides us the opportunity to holistically address the two fundamental obstacles to financial resilience; access to responsible and affordable credit when needed and adequate savings.

Through the development and utilization of our sophisticated underwriting models, we can assess credit risk more effectively compared to other companies and traditional scoring models. We ingest billions of data points into our risk model development using traditional (e.g., credit bureau data) and alternative (e.g., transactional information, public records) data. This helps us to score 100% of the applicants who come to us seeking to borrow money, enabling us to serve more people while minimizing risk. In comparison, incumbent financial institutions relying on traditional credit bureau-based—and in some cases qualitative underwriting and/or legacy systems and processes—either decline or inaccurately underwrite loans due to their inability to properly evaluate applicants' credit.

Our fully centralized and automated digital underwriting platform powers our ability to successfully preapprove borrowers in seconds. As a result, our credit products, including unsecured personal loans and secured personal loans, are a significant differentiator from other lenders. Most fintech platforms are focused on borrowers with more established credit histories and higher incomes and are not able to match our ability to effectively manage credit risk among people who may face challenges with their financial health.

In addition to the challenge of capital access, millions of people in the U.S. have a difficult time saving and managing money. Through our Set & Save product, we help our members reach their financial goals and improve their financial health by automating away the guesswork and stress of money management. We meet our members where they are, connecting directly to their checking account to analyze spending and income patterns, regardless of where they bank. We apply algorithms to this data, along with generalized principles of responsible finance and behavioral psychology, to make personalized money allocation decisions daily for our members.

The algorithms behind our Set & Save product intelligently utilize the nuances in transaction data to classify income and expenses with up to 95% accuracy. We classify financial obligations, credit, bills, and paychecks based on historical data to forecast a future financial picture for each member. We employ continuous learning to update these models with the most recent financial data, so we do not miss new trends in spending habits or income changes (e.g., new employers, subscription services, insurers, side jobs, sales, etc.). With 932 million algorithmic transfers over the last 8+ years based on billions of data points, we have built an A.I. engine with a long track record of making financial health effortless for our members. This serves as a major competitive advantage in delivering new types of personalized and scalable financial services. Our technology, member-centric culture and effective use of data and analytics enable us to efficiently help our members overcome financial challenges.

Our Strategy

Our strategy should be thought of in two parts, (1) short-term focus and (2) long-term focus.

Short-term focus—our immediate priorities are to: (a) improve the efficiency of our business to boost profitability, this includes cost-cutting actions taken last year that are anticipated to deliver $105 million in annual savings in 2024; and (b) improving the quality of credit we are extending, as our members are impacted by continuing economic uncertainty, including a significant increase in inflation and interest rates.

Long-term focus—As the macro environment stabilizes, we believe we have several significant growth opportunities. First, we believe we can more deeply penetrate the 30 states that comprise approximately 40% of our total addressable market by actively marketing to new members. We believe we can also increase the percentage of our lending that is on a secured basis, via our Secured Personal Loan product, where we see more than 300 basis points lower credit losses. Currently, our Secured Personal Loans are available in California; however, in November of 2023, we announced that through our partnership with Pathward, N.A., we now have the opportunity to expand the coverage of our Secured Personal Loans up to approximately an additional 40 states. In addition, we plan to continue developing more cross-buying opportunities between our Set & Save savings product and our credit products, primarily through timely and relevant marketing to existing members via our mobile app.

Invest in member acquisition channels—To expand our member base, we plan to efficiently invest in scaling the marketing capabilities for our credit and savings products, primarily through the use of A.I. Since 2020, Oportun has been expanding within new geographies, as a result of our partnership with Pathward, N.A., and we now offer our products nationwide. Using A.I. along with proprietary and third-party data, we are well-positioned to be highly targeted in reaching out to prospective new members, in addition to our existing 2.1 million members, with relevant and timely offers to help them on their path to financial health.

In addition to our direct-to-consumer channels, we reach incremental members through our Lending as a Service lead generation program. By entering Lending as a Service partnerships with other companies, we create new proprietary channels through which to offer our lending and financial services products, and acquire new members, fortifying our membership growth potential. We may seek to add additional Lending as a Service partners in the future, similar to our current partnerships with DolEx Dollar Express, Inc. and Barri Financial Group (now consolidated into a single company “DolFinTech”) where we collect leads from 393 of their retail locations.

Enhance our credit and savings products—We leverage machine learning to rapidly build and test strategies across the member lifecycle, including through targeted digital marketing, underwriting, pricing, fraud and member servicing. We also expect to continue to derive actionable insights to further drive growth of our products, and we will continue to invest significantly in our A.I. capabilities to expand the functionality and efficiency of our products.

Our Products

Personal Loans—Personal loans allow our members a fast and convenient way to address pressing financial needs (for example an unplanned car repair) as well as planned purchases and personal growth opportunities (such as a deposit on a home rental). Our competitive differentiation in personal loans comes from our segment focus, our technology, data, A.I.-driven approach to delivering them, and the way we tailor our product designs and borrowers’ experience to meet and exceed the expectations of our target members.

Unsecured Personal Loans—Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 41 months and 32.9%, respectively. The average loan size for loans we originated in 2023 was $4,007. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2023, we originate unsecured personal loans in 6 states through state licenses and in 38 states through our partnership with Pathward, N.A. This product is currently the majority of our revenue and profitability, and continues to have significant opportunity for growth, benefiting from category growth as well as growth in our brand awareness outside of our historical regional operating footprint (leveraging our partnership with Pathward, N.A.).

Secured Personal Loans—In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. This product allows our members to access larger loan sizes than they can with an unsecured loan, which is critical if the financial need they are addressing exceeds our unsecured lending limits for that member. Our secured personal loan business has significant growth potential as we expand geographic and channel availability and make more of our members aware of the product. Our competitive differentiation in secured personal loans comes from leveraging the member base, application flow, and business platform we have already built for unsecured personal loans – we underwrite borrowers seeking a personal loan for both an unsecured and secured loan, allowing them to choose the offer that fits best for them.

Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated in 2023 was $7,156. As of December 31, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 52 months and 28.9%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California and we are in the process of planning to expand into other states.

Set & Save—Our savings product, Set & Save, is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Our savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make the Set & Save product their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015 our savings product has helped members save more than $10.2 billion.

Our Competition

In consumer finance, we compete with other consumer finance companies, credit card issuers, financial technology companies and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may also face competition from companies that have not previously competed in the consumer lending market for borrowers with limited credit history. For example, we are already seeing that the companies commonly referred to as “challenger banks”, “digital banks”, or “neo-banks” offering low-cost digital-only deposit accounts are beginning to offer lending products catered to underserved borrowers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. While the consumer lending market is competitive, we believe that we can serve our target market with products that lead to better outcomes for consumers because they cost significantly less than other products used to fulfill similar borrowing needs and their responsible design supports consumer financial health. On the contrary, the offerings of payday, auto title and pawn lenders, for example, are provided at rates that are too expensive relative to the borrowers’ ability to pay, are often structured in a way that forces borrowers to become overextended, and typically lack the personalized touch that is essential to cultivating the trust of our target member base. Few banks or traditional financial institutions lend to individuals who have limited credit history. Those individuals that do have a credit score, but have a relatively limited credit history, also typically face constrained access and low approval rates for credit products.

The principal competitive factors in our sector include member approval parameters (often described informally as “credit box”), price, flexibility of loan terms offered, member convenience and member satisfaction. We believe our technology, responsible construction of our products, A.I.-enabled digital platform and superior member value proposition allow us to compete favorably on each of these factors. Going forward, however, our competition could include large traditional financial institutions that have more substantial financial resources than we do, and which can leverage established distribution and infrastructure channels. Additionally, new companies are continuing to enter the financial technology space and could deploy innovative solutions that compete for our members. See “Risk Factors—If we do not compete effectively in our target markets, our results of operations could be harmed” and “Risk Factors—Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.”

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

We are subject to examination, supervision and regulation by each state in which we are licensed and are regulated by the Consumer Financial Protection Bureau (CFPB). In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as many state statutes provide a mechanism for state attorneys general to investigate us. The CFPB has also announced plans to use a dormant provision of the Dodd-Frank Act to expand its supervisory authority over entities it reasonably believes pose risks of consumer harm. In addition, the Federal Trade Commission (the "FTC") has jurisdiction to investigate aspects of our business. Federal consumer protection laws that these regulators may enforce include laws related to the use of credit reports and credit reporting accuracy, data privacy and security, disclosure of applicable loan terms, anti-discrimination laws, laws protecting members of the military, laws governing payments, including recurring ACH payments and laws regarding electronic signatures and disclosures. Digit Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is subject to regulation by the SEC.

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

Either directly or through our bank partnership program requirements, we are subject to the USA PATRIOT Act, Office of Foreign Assets Control, Bank Secrecy Act, Anti-Money Laundering laws, and Know-Your-Customer requirements.

The laws and regulations applicable to us are continuing to evolve through legislative and regulatory action and judicial and regulatory interpretation and we monitor these areas closely. We regularly review our consumer contracts, consumer-facing content, policies, procedures, and processes to ensure compliance with applicable laws and regulations. We have built our systems and processes with controls in place to ensure compliance with applicable laws. In addition to ensuring proper controls are in place, we have a compliance management system that leverages the five key control components of governance, compliance program risk assessments, policies, procedures and training, member complaint monitoring and internal compliance audits.

For more information with respect to the regulatory framework affecting our business, see "Risk Factors—Risks Related to our Industry and Regulation."

Our Technology Infrastructure

Our applications, including our proprietary workflow management system that handles loan and credit card application, document verification, loan disbursement and servicing, as well as our systems that handle that our automated savings tools are architected to be highly available, resilient, scalable, and secure. Critical services in the cloud are deployed across multiple availability zones within a region to ensure that we have the necessary scalability and availability to support our service-level objectives. Service design is vetted against current industry best practices to ensure that as the cloud evolves, we are taking advantage of current feature sets surrounding availability and scalability.

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

Our People

At Oportun, we are building a community of employees, partners, and members who support each other on the path to new opportunities, because we believe that when we work together, we can make life better. Our welcoming and inclusive company culture is grounded in our core values and our people strategies are committed to fostering a culture which encourages and empowers our employees to live our core values every day.

•Employee Engagement – We conduct an annual engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our people strategies for the year ahead. Approximately 71% of our employees participated in our 2023 employee engagement survey, of which 71% reported that they were satisfied with Oportun as a place to work and 84% reported that they were proud to work at Oportun. Survey results are evaluated and shared across the organization, including our Board’s compensation and leadership committee, to identify areas of progress and areas for improvement. Based on feedback received this year, management implemented several initiatives to improve the employee experience through rewards and recognition, increased communication transparency, and streamlining processes and collaboration tools. As a result of our employee engagement efforts, we have been recognized as a Greater Bay Area Top Workplace for the past five years.

•Diversity and Inclusion – We believe that innovation starts with inclusion. Our focus on diversity and inclusion is reflected throughout our organization, starting at the highest level. Currently, 88% of our Board identifies as women or members of an underrepresented group and the majority of our leadership team identifies as either women or members of an underrepresented group. The majority of Oportun employees identify as women or members of an underrepresented group. We define the leadership team as Directors, Senior Directors, Vice Presidents and above, inclusive of the Board. We have ten employee resource groups focused on our Asian, Black, Hispanic/Latinx, LGBTQ+, early career individuals, disability/accessibility, South Asian, veteran, environmental enthusiasts, and women communities. We are committed to fostering a culture of diversity, equity and inclusion; providing comprehensive training and leadership development programs; and continuing to increase diverse representation at every level of the Company.

•Total Rewards – We continue to focus on the total wellness of our people, anchored by the pursuit of our mission, creation of career opportunities and promotion of employee well-being. We benchmark market practices, and regularly review our compensation against the market to ensure it remains competitive. In addition to salaries, our benefit programs include annual bonuses, equity awards, a 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, paid time off for volunteering, matching gifts, employee assistance programs, family care resources, and tools to promote mental health and wellness/fitness. In 2021, we transitioned to a remote-first policy and we believe that our remote-first culture gives our employees more flexibility to choose where and how to work, while allowing us to engage with a wider pool of talent. To support our remote-first culture, we actively encourage personal well-being through initiatives, including wellness days for employees to take time to rest and recharge, engagement programs (speaker events, employee resource groups, virtual events, etc.), and recognition programs.

We had 2,340 full-time and 125 part-time employees worldwide as of December 31, 2023. This includes 435 corporate employees in the United States, of which 213 employees are dedicated to technology, risk, analytics, A.I. and data science. During 2023, we announced a series of personnel and other cost savings measures to reduce expenses and streamline efficiency, including reducing our corporate staff by approximately 40% in the United States, India and Mexico.

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

We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (www.oportun.com), the investor relations section of our website (investor.oportun.com), as well as social media, including our LinkedIn pages (https://www.linkedin.com/company/oportun/). The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects. These risks could cause the trading price of our common stock to decline, which could cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our consolidated financial statements, the notes thereto and the sections entitled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Business, Financial and Operational Risks

If we do not compete effectively in our target markets, our results of operations could be harmed.

The industries in which we compete are highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Our current and potential future competition primarily includes other consumer finance companies, credit card issuers, financial technology companies, technology platforms, neobanks, challenger banks, and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may compete with others in the market who may in the future provide offerings similar or are competitive with ours, particularly companies who may provide lending, money management and other services though a platform similar to our platform.

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

Since 2022, we have engaged in a series of cost-saving measures in response to challenging macroeconomic conditions, including by conducting workforce reductions and other operational streamlining measures. While we believe these measures will improve operational efficiency, implementation of these measures may be disruptive to our business and we may not realize the anticipated benefits within the expected time frame or at all. If such measures do not achieve our cost reduction targets, we may engage in further cost-saving measures in the future. Further, we may experience unintended consequences and costs due to these efforts that may be disruptive to our business, such as the loss of institutional knowledge and expertise, loss of continuity, failure to accurately assess market opportunities and the technology required to address such opportunities, potential adverse effects on our internal control environment and inability to preserve adequate internal controls relating to our general and administrative functions, attrition beyond our intended workforce reduction, loss of key employees, and a reduction in morale among our remaining employees. Such actions may adversely affect our ability to retain and recruit skilled and motivated personnel, which may be disruptive to our operations and hinder our ability to achieve our key priorities. Moreover, projections of any cost-saving measures or other benefits associated with such measures are based on current business operations and market dynamics, and could be materially impacted by various factors, including significant economic, competitive and other uncertainties If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, cash flows, and financial condition may be adversely affected.

In addition, we are required to continuously develop and adapt our operations, systems, and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we experienced rapid growth in our business and operations in the recent past, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, interest rate, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, a trend that we expect to continue as our business continues to evolve, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including on our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, achieve the anticipated benefits and synergies from the Digit acquisition, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 8, Borrowings to the Notes to the Consolidated Financial Statements included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, many of which are outside of our control. Conditions in the credit markets may continue to experience disruption or deterioration, including as a result of rising interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.

As of December 31, 2023, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 4 states in the United States. In both the year ended December 31, 2023 and 2022, Pathward originated approximately 45% of aggregate personal loan originations and 5%, respectively. We expect the percentage of aggregate personal loan originations originated by Pathward to increase in 2024.

Pathward retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities, or retain on our balance sheet. Our Pathward program agreement has an initial term of five years, which is scheduled to expire in calendar year 2025 and will automatically renew for an additional two years following the initial five-year term, unless either party provides notice of its intent to not renew. In addition, even during the term of our arrangement and for specified circumstances, Pathward could reduce the volume of loans that it chooses to originate and/or retain on its balance sheet. We or Pathward may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control. If our bank partnership arrangement with Pathward were to be suspended or limited, or if Pathward ceased their operations or otherwise terminated their relationship with us, our business, financial condition and results of operations would be adversely affected. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, if we are unable to enter into an alternative arrangement with a different bank to fully replace or supplement our relationship with Pathward, we would potentially need to obtain additional state licenses to enable us to originate loans directly in the states where Pathward originates loans, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. For a further discussion of the risks and regulations applicable to our bank partnership with Pathward, see “Risk Factors—Our bank partnership products may lead to regulatory risk and may increase our regulatory burden, —We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business, —Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

Our results of operations and future prospects depend on our ability to retain existing members and attract new members.

We operate in a rapidly changing and highly competitive industry and our results of operations and future prospects depend on, among other things, continued growth of our member base, our ability to increase the activity of our members, and our ability to attract members in a cost-effective manner. Our member retention rates may decline or fluctuate due to various factors, including pricing changes (including as a result of rising interest rates), our expansion into new products and markets or changes to existing products, our members' ability to obtain alternative funding sources based on their credit history with us, and new members we acquire in the future may be less loyal than our current member base. If our member retention rates decline and we are not able to attract new members in numbers sufficient to grow our business, this may adversely affect our business, results of operations and future prospects.

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of December 31, 2023 and 2022, members with repeat loans comprised 82% and 78%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 87% of our total assets and our asset-backed notes represented 79% of our total liabilities as of December 31, 2023. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Market interest rate changes have had, and may continue to have, an adverse affect on our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, have required, and may continue to require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, rising interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue, but also decreases the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue and increasing the volatility of our results of operations. Reductions in our interest rate spread have had and could continue to have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

Our results of operations and financial condition and our borrowers ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.

Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, energy costs, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures and the associated bank crisis, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, social unrest, and catastrophes. The U.S. has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. From March 2022 through December 2023, the Federal Reserve raised the target range for the federal funds rate on 11 separate occasions. Increased interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.
We recorded a net loss of $180.0 million for the year ended December 31, 2023, primarily due to a net decrease in fair value and increased cost of debt and we recorded a net loss of $77.7 million for the year ended December 31, 2022, primarily due to the goodwill impairment, increased operating expenses, increased interest expense and a net decrease in fair value. Our business was adversely impacted by the COVID-19 pandemic and we recorded a net loss of $45.1 million for the year ended December 31, 2020. We also experienced net losses prior to 2017.

On February 9, 2023, May 8, 2023, and November 6, 2023, we announced that we were taking a series of measures to streamline our operations, including reducing the size of our corporate staff by approximately 10%, 19% and 18%, respectively. These cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

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

As our business grows and evolves, we have changed, and may in the future change, certain aspects of our corporate strategies or any of our underwriting guidelines without notice to our stockholders. Any changes in strategy or our underwriting or servicing practices could impact our business in any number of ways, including impacting our member mix, product and service offerings, risk profile of our loan portfolio, and operational and regulatory compliance requirements. We may also decide to modify our strategy with respect to whole loan sales, including increasing or decreasing the number of loans sold. We continue to evaluate our business strategies and underwriting and servicing practices and will continue to make changes to adapt to changing economic conditions, regulatory requirements and industry practices. Additionally, a change in our underwriting and servicing practices may reduce our credit spread and may increase our exposure to interest rate risk, default risk and liquidity risk.

We rely extensively on models in managing many aspects of our business. If our models contain errors or are otherwise ineffective, our business could be adversely affected.

Our ability to attract members and to build trust in our credit products is significantly dependent on our ability to effectively evaluate a member’s creditworthiness and likelihood of default. In deciding whether to extend credit to prospective members, we rely heavily on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, application data and our credit experience gained through monitoring the performance of our members over time. These models are built using forms of A.I., such as machine learning; however, the credit models do not use generative A.I., and once approved and implemented, remain static. If our credit risk models fail to adequately predict the creditworthiness of our members or their ability to repay their loans due to programming or other errors, or if any portion of the information pertaining to the potential member is incorrect, incomplete or becomes stale (whether by fraud, negligence or otherwise), and our systems do not detect such errors, inaccuracies or incompleteness, or any of the other components of our credit decision process described herein fails, we may experience higher than forecasted loan losses. Also, if we are unable to access certain third-party data used in our credit risk models, or access to such data is limited through new regulation or otherwise, our ability to accurately evaluate potential members may be compromised and our ability to continue to improve our A.I. models may be adversely affected. Credit and other information that we receive from third parties about a member may also be inaccurate or may not accurately reflect the member’s creditworthiness, which may adversely affect our loan pricing and approval process, resulting in mispriced loans, incorrect approvals or denials of loans. In addition, this information may not always be complete, up-to-date or properly evaluated. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures or available information indicate.

Our reliance on our credit risk models and other models in other aspects of our business, including valuation, pricing, collections management, marketing targeting models, fraud prevention, liquidity and capital planning, direct mail and telesales, and savings and investing algorithms may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately in a timely manner). We rely on our credit risk models and other models to develop and manage our products and services. Our assumptions may be inaccurate, and our models may not be as predictive as expected for many reasons, in particular because they often involve matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility, the interest rate environment, and human behavior, and they often involve complex interactions between a number of dependent and independent variables and factors. In particular, even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. The errors or inaccuracies in our models may be material and could lead us to make wrong or sub-optimal decisions in managing our business.

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

We incorporate our estimate of lifetime loan losses in our measurement of fair value for our loans receivable held for investment. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses and fair value are also dependent on our subjective assessment based upon our experience and judgment. For example, given the unprecedented nature of the COVID-19 pandemic and its impact on the economy, the amount of subjective assessment and judgment applied to develop our forecasts has increased materially, since no directly corresponding historical data set exists. Our methodology for establishing our fair value is based on the guidance in Accounting Standards Codification, 820 and 825, and, in part, on our historic loss experience. If member behavior changes as a result of economic conditions and if we are unable to predict how economic conditions and other factors impacting collectability may affect our estimate of lifetime loan losses, the fair value may be reduced for our Loans Receivable at Fair Value, which will decrease Net Revenue. Our calculations of fair value are estimates, and if these estimates are inaccurate, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our calculations of fair value, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our loss estimates or our calculations of fair value. In addition, because our debt financings include delinquency triggers as predictors of losses, increased delinquencies or losses may reduce or terminate our access to debt financing.

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

•the amount and timing of operating expenses and capital expenditures, including those related to member acquisition, development of our products and services, and maintenance and expansion of our business, operations and infrastructure;
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

We are, and intend in the future to continue, developing our financial products and services. We intend to continue investing resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

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

We have previously invested resources to develop, launch and sustain our products and services and subsequently decided to discontinue certain of these products and services in order to strategically realign our resources. We may not be able to effectively discontinue a product or service and we may fail to realize all of the anticipated benefits of discontinuing any of our products or services, including the need to devote significant attention and resources to any discontinuation, which may disrupt our business or may not be achieved within the anticipated time frame, or at all. In addition, product or service introductions may not always be successful. For example, on August 8, 2023, we announced the sunsetting of our checking account product and on November 6, 2023, we announced we are reviewing strategic options for our credit card portfolio, as well as sunsetting our partnership with Sezzle and discontinuing our investing and retirement products, in order to strategically realign our resources to focus on other products, as well as to reduce our expenses and simplify our business. Failure to achieve the anticipated benefits from the discontinuation of these products could adversely affect our results of operations.

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

As with many disruptive innovations, new technologies present risks and challenges that could affect their adoption, and therefore our business. A.I. and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of A.I. and related technologies could negatively impact demand for our products and services or hinder our ability to attract new members and strategic partners. The regulatory framework for A.I. and machine learning technologies is evolving and remains uncertain. In October 2023, the Biden Administration issued an Executive Order, directing federal agencies to take actions to align to key policy goals in connection with the use of A.I. It is likely that new laws and regulations will be adopted, or existing laws and regulations may be interpreted in new ways, that would affect our business, products and services and the way in which we use A.I., including with respect to fair lending laws. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.

We have been and may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations, and can result in substantial costs and divert management’s and our Board’s attention and resources away from our business. Additionally, stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations, and strategic planning, harm our reputation, adversely affect our relationships with our business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors that would be retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks, and uncertainties related to any such stockholder activism.

Negative publicity or public perception of our company or our industry could adversely affect our reputation, business, and results of operations.

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of our proprietary credit risk models, privacy and security practices, originations, marketing, servicing and collections, use of A.I, and other business practices or initiatives, litigation, regulatory compliance and the experience of members, even if inaccurate, could adversely affect our reputation and the confidence in our brands and business model or lead to changes in our business practices. We regularly engage with media outlets and consumer advocates and have previously, and in the future, may respond to inquiries by modifying our business practices or policies to better align with our mission. Despite our responsiveness to the inquiries, certain media outlets and consumer advocates chose to and have continued to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new members and retaining existing members. While we believe that we have a good reputation and that we provide members with a superior experience, there can be no assurance that we will continue to maintain a good relationship with members.

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

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Further, the reductions in force that were announced in February, May and November of 2023 could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

If our marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, our ability to attract and retain members, attract new strategic partners and grow our business may be negatively impacted. If any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members. If we are unable to recover our marketing costs, including through increases in the size, value or overall number of credit products we originate, or our savings product, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We have previously acquired, and in the future, may acquire, complementary assets or businesses. For example, in December 2021 we acquired Digit, and as we seek to realize synergies, we may devote significant attention and resources to successfully align our business practices and operations, which may disrupt our business. Further, the full benefits of acquisitions, including anticipated growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. The risks we face in connection with acquisitions include:

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

Third parties have, and we expect that they will likely continue to attempt to commit fraud by, among other things, fraudulently obtaining credit products or creating fictitious accounts using stolen identities or personal information and making transactions with stolen financial instruments. We are subject to the risk of fraudulent activity associated with customers and third parties handling customer information and we have been subject to fraudulent activity in the past. Third parties may also seek to engage in abusive schemes or fraud attacks that are often difficult to detect and may be deployed at a scale that would otherwise not be possible in physical transactions. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Measures to detect and reduce the risk of fraud and abusive behavior are complex, require continuous monitoring and enhancements, and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be materially adversely impacted.

Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. These mobile technologies may be more susceptible to the fraudulent activities of organized criminal, perpetrators of fraud, hackers, terrorists and others. Additionally, increasing our product and service offerings may introduce opportunities for fraudulent activity that we have not previously experienced. Numerous and evolving fraud schemes and misuse of our products and services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of member confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the business, result in litigation (including class action litigation), and lead to increased regulatory scrutiny and possibly regulatory investigations and intervention, any of which could have a material adverse impact on our business.

Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.

Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. We have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and other infiltration, exfiltration or other similar events. The automated nature of our business may make us an attractive target for hacking and potentially vulnerable to computer malware, physical or electronic break-ins and similar disruptions. Further, our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, IT security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and the Middle East. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems. We also have incorporated A.I. technologies into our platform, and may continue to incorporate additional A.I. technologies into our platform in the future. Our use of A.I. technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, A.I. technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

We incur significant costs to detect and prevent security breaches and other security-related incidents, and as we continuously explore cost-saving initiatives and technology reworks to enhance operational efficiency, the integration of new technologies, upgrades, or modifications undertaken for the purpose of cost-savings could create unforeseen challenges that may impact the robustness of our security infrastructure. While these endeavors are aimed at improving various efficiencies of our business, they may inadvertently expose our security systems to vulnerabilities that could be exploited by malicious actors, leading to unauthorized access, data breaches or other security incidents. Any event that leads, or is believed to have led, to unauthorized access to, or use, loss, corruption, disclosure or other processing of our data could disrupt our business; harm our reputation; compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents; subject us to litigation, regulatory investigation and oversight, or mandatory corrective action; require us to verify the correctness of database contents; or otherwise subject us to liability under laws and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us to address the incident and in an effort to prevent further breaches or incidents, and result in significant legal and financial exposure and/or reputational harm. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity.

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

Our ability to deliver products and services, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party providers. Our computer systems, including those provided by third-party providers and partners, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, physical or electronic break-ins, technical errors, insider threats, power outages or other events. Any of these occurrences may interrupt the availability, or reduce or adversely affect the functionality of our websites, applications, products or services, including our ability to service our loans, process loan applications, and provide digital financial services to our members. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. Additionally, our reliance on third-party providers may mean that we are not able to resolve operational problems internally or on a timely basis, as our operations will depend upon such third-party providers communicating appropriately and responding swiftly to their own service disruptions.

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

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the U.S. from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or pandemics in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or pandemics, public policies that have the effect of drawing financial-services companies into contentious political or social issues, or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of December 31, 2023, 46%, 26%, 9%, 5% and 3% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

Our proprietary credit risk models rely in part on the use of third-party data to assess and predict the creditworthiness of our members, and if we lose the ability to license or use such third-party data, or if such third-party data contain inaccuracies, it may harm our results of operations.

We rely on our proprietary credit risk models, which are statistical models built using third-party alternative data, credit bureau data, application data and our credit experience gained through monitoring the payment performance of our members over time. If we are unable to access certain third-party data used in our credit risk models, or our access to such data is limited through new regulation or otherwise, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict probable credit losses inherent in our loan portfolio, which would negatively impact our results of operations. Third-party data sources, including credit bureau data and other alternative data sources, are aggregated by our risk engine to be used in our credit risk models to score applicants, make credit decisions, and in our verification processes to confirm member-reported information. If the information that we receive from third parties about a member is inaccurate or does not accurately reflect the member’s creditworthiness, this may cause us to provide loans to higher risk members than we intended through our underwriting process and/or inaccurately price the loans we make. In addition, this information may not always be complete, up-to-date or properly evaluated. For example, in some cases, information from third parties has a lag, such as credit reports that do not reflect delinquencies until the end of the month during which a borrower becomes 30 days delinquent, or where a customer may have lost his or her job in the course of applying or shortly after receiving a loan. In the case of many buy-now-pay-later products available on the market, such products are often not reported to or by the credit bureaus. Further, regulators may require banks and other lenders to not report certain negative performance data, such as medical debt, to the credit bureaus. As a result, credit bureau data may prove less reliable in predicting credit risk for borrowers.

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

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our members, our people and our culture and is consistently reinforced to and by our employees. As we continue to evolve our business, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Operating as a remote-first company may make it difficult for us to preserve our corporate culture and could negatively impact on workforce morale and productivity. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

As of December 31, 2023, we had 1,444 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the U.S. that provide offshore member-facing contact center activities in Colombia and the Philippines, and may in the future include additional locations in other countries. In addition, we have a technology development center in India, where we had 129 employees as of December 31, 2023. We have engaged vendors that utilize employees or contractors based outside of the U.S. As of December 31, 2023, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 140 full-time equivalents in Colombia and Philippines to support contact center work. These international activities are subject to inherent risks that are beyond our control, including:

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

We have developed our disclosure controls, internal control over financial reporting and other procedures to ensure information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate we will continue to expend significant resources, including accounting-related costs and significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including our cost-saving measures. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Bay Area headquarters has experienced and may continue to experience, climate-related events and at an increasing frequency, including floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our critical vendors, partners and members, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, current and emerging legal and regulatory requirements with respect to climate change (e.g., carbon pricing) and other aspects of environmental, social and governance reporting (e.g., disclosure requirements) may result in increased compliance requirements on our business, which may increase our operating costs and disrupt our business.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. For more information on covenants, requirements and events, see Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

The gain on sale generated by any of our structured or whole loan sales and servicing fees earned on sold loans represents additional liquidity. Demand for our loans at the current premiums may be impacted by factors outside our control, including availability of loan pools, demand by investors for loan assets and attractiveness of returns offered by competing investment alternatives offered by other loan originators with more attractive characteristics than our loan pools and loan purchaser interest. If we are unable to sell additional loans or obtain other financing, our revenue and liquidity may be negatively impacted and we may not be able to grow our business as planned and we may have to further curtail our originations.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was taken into receivership. While we primarily maintain cash deposits in large money center banks and did not maintain deposits at Silicon Valley Bank, Signature Bank, Silvergate Capital Corp. or First Republic Bank, the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Further, in December 2022 and January 2023, respectively, the CFPB announced proposed rules requiring (a) a nonbank entity to register with the CFPB if it receives a final public written order or judgment (including a consent order or stipulated order) from a federal, state or local government agency for violation of consumer protection laws and (b) a supervised nonbank to register if it uses certain contract terms and conditions that claim to waive or limit consumer rights and protections (including arbitration clauses). If finalized, each of these registries has the potential to increase the operational costs and regulatory scrutiny of our business practices. In addition, the Biden Administration previously announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees initially focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, but has since expanded. Furthermore what constitutes a “junk fee” remains unclear and both the CFPB and Federal Trade Commission have taken steps to increase scrutiny of fees. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. In February 2023, the CFPB published a proposed rule, which is currently pending a final rule, amending Regulation Z to mandate significant decreases to credit card late fees and eliminate annual inflation adjustments for late fee safe harbor amounts. In October 2023, the CFPB issued a pre-rule proposal to modify the Fair Credit Reporting Act and Regulation V, which would have broad implications across all participants in the credit reporting ecosystem. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically, we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. In recent publications, the CFPB has indicated that the agency is significantly increasing its oversight and scrutiny over consumer finance and on April 25, 2022, the CFPB announced that it was invoking a previously unused legal provision to examine nonbank financial companies that it believes pose risk to consumers. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities and if the CFPB were to determine that we were engaging in activities that pose risks to consumers, may conduct on-site examinations of our business on a periodic basis. On October 19, 2022, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, the U.S. Court of Appeals for the Fifth Circuit found that the CFPB’s independent funding through the Federal Reserve violated the U.S. Constitution’s appropriations clause and invalidated the remaining portions of the CFPB’s restrictions on the lenders offering payday, auto title and other short-term, high-interest loans. The CFPB has appealed the decision to the Supreme Court of the United States and oral arguments took place in early October 2023. While a decision is expected in the coming term, we are unable to predict the exact timing, outcome, and impact of this litigation.

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

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the “CCPA”), including the California Privacy Rights Act of 2020 amendments, imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act. In some cases, these laws also contain broader exemptions for entities such as Oportun that are subject to the Gramm-Leach-Bliley Act. These exemptions may not exempt Oportun completely from these laws, however, and such exemptions’ scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. Further, in October 2023, the CFPB announced a Section 1033 Proposed Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The rule is not yet finalized or effective. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy and security obligations to which companies such as Oportun must adhere.

The rapidly evolving privacy and data protection regulatory environment, along with increased scrutiny from consumers and their advocates and increased complexity in Oportun’s organizational structure, demands careful attention to our own processing of personal information and processing by third parties acting on our behalf. For example, we’ve seen an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships. Our actual or perceived failure, or any actual or perceived failure by third parties with whom we do business, to comply with applicable privacy laws or regulations and contractual obligations required by our business partners, and even a perceived failure, could damage our reputation, harm our ability to obtain market adoption, discourage existing and prospective members from using our products and services, require us to change our business practices, business partners or operational structure, or result in investigations, claims, or fines by governmental agencies and private plaintiffs. Even in the absence of a challenge to our practices, we may incur substantial costs to implement new systems to comply with regulatory requirements, such as consumer requests concerning the processing of their personal information and to honor any choices that may be available to them by law.

Our business is subject to the regulatory framework applicable to registered investment advisers, including regulation by the SEC.

We offer investment management services through Digit Advisors, LLC which provides automated investment advice regarding the selection of a portfolio of exchange traded funds through our mobile application. Digit Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is subject to regulation by the SEC.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our members who are advisory clients, as well as the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our members, including for example restrictions on transactions with our affiliates. Our investment adviser has in the past and may in the future be subject to periodic SEC examinations. Our investment adviser is also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event such investment adviser fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our employees were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and ability to gain or retain members.

Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.

We provide our credit card products through a bank partnership program with WebBank and we have bank partnership programs with Pathward, N.A., to offer unsecured personal loans, secured personal loans, and provide deposit accounts, debit card services and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. States are also introducing and passing legislation designed to examine these programs by defining who has the “predominant economic interest” in the loan transaction and prohibiting such entity from collecting interest and fees above state mandated caps. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

The Investment Company Act of 1940, as amended (the “Investment Company Act”) contains substantive legal requirements that regulate the way “investment companies” are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company, including by relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 13,471,733 shares for issuance under our 2019 Equity Incentive Plan with 9,698,886 shares, net of vested and exercised shares, remaining available for issuance, 1,926,598 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 940,512, net of vested and exercised shares, shares remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2023, the Warrants to purchase 4,193,453 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
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

The enactment of tax reform legislation and differences in interpretation of tax laws and regulations could adversely impact our financial position and results of operations.

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the United States recently enacted the Inflation Reduction Act, which implemented, among others, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. Additionally, U.S. and international tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, or penalties that could have an adverse effect on our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $189.1 million, of which $17.7 million expires beginning in 2033 and $171.4 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $199.0 million which are set to begin expiring in 2030. As of December 31, 2023, the Company had federal and California research and development tax credit carryforwards of $15.3 million and $9.9 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the

Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management process is aligned with our enterprise risk management framework and policy. This allows us to assess, identify, and manage material risks arising from cybersecurity threats. As part of our integrated approach to risk management, and to help safeguard the confidentiality, integrity and availability of our data and systems, we maintain a comprehensive cybersecurity program that is comprised of administrative and technical controls, cybersecurity, technology and privacy policies and procedures, management oversight, accountability structures, and technology design processes (collectively, our "Cybersecurity Program").

We monitor our environment using tools designed to detect security events on an ongoing basis and we engage with third parties to audit our information security program and to perform regular penetration tests of our applications and infrastructure environments. In addition, our third-party risk management program oversees and identifies service provider risks through pre-onboarding security evaluations, ongoing monitoring, and conducting regular reassessments, with an emphasis on those service providers that have access to our systems or networks or that receive or store non-public information. Any risks identified by or to us through these activities are reported in an internal risk register and actively managed. We work to remain vigilant with respect to new and emerging risks utilizing these tools, and our security team continues to review and make strategic investments in our information security program in support of our efforts to keep our data and systems secure.

The Cybersecurity Program includes a cyber incident response plan that provides controls and procedures designed to enable swift response, remediation, and timely and accurate reporting of any material cybersecurity incident.

We also maintain an internally staffed cybersecurity operation center, which performs security monitoring and is directly responsible for our efforts to monitor, prevent, and detect cybersecurity incidents, as well as for appropriate and timely escalations concerning cybersecurity incidents that are discovered. Under our Cybersecurity Program, identified cybersecurity events and incidents are reported to our dedicated incident response team, which includes various members of our legal and compliance teams, cybersecurity team, relevant business teams, executive management, and, as warranted, our third-party security, audit, and consulting partners. Our program also retains an external third-party firm to activate as a supplement in the event of a significant security incident.

To promote organization-wide attention to cybersecurity issues, we conduct mandatory employee training on cybersecurity and provide ongoing cybersecurity education and awareness, such as mock phishing attacks, incident simulations, and cybersecurity awareness materials.

Governance

As delegated by our Board, the Audit and Risk Committee of the Board is responsible for oversight of our risk management process and framework which is designed to monitor and manage strategic and operational risks, including cybersecurity risk. Our senior management, including our Chief Information Security Officer (CISO), is responsible for oversight of our Cybersecurity Program, and maintains responsibility for the regular assessment and management of cybersecurity risks, including by direct work implementing the Cybersecurity Program and by supervising our cybersecurity team. Our Cybersecurity Program is further supported by our cybersecurity governance, risk and compliance team, which is led by our CISO, and is composed of experienced and skilled personnel who are responsible for our security assurance, risk and operational management. Our CISO has over 24 years of experience in cybersecurity, business leadership, investigations, compliance, and cyber-risk management, within the high-tech and financial services industries.

Our CISO provides the Audit and Risk Committee with no less than quarterly updates on the status of the Cybersecurity Program, information systems and any material security incidents, or more frequently if circumstances warrant, including on topics related to information security, data privacy and cyber risks and mitigation strategies.

Like most technology companies, we have suffered cybersecurity incidents in the past, and expect that we may face cybersecurity incidents in the future. As of the date of this report on Form 10-K, however, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For additional information about the cybersecurity risks that we face, please see the discussion in Item 1A. “Risk Factors” in this annual report on Form 10-K, including the risk factor entitled “Business, Financial and Operational Risks; Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

Item 2. Properties
Our corporate headquarters is located in San Carlos, California pursuant to a lease expiring in February 2026. As of December 31, 2023, we leased additional facilities and office space in California, Texas, Mexico, and India. We also operate retail locations and co-locations throughout the United States.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Oportun's common stock has been listed for trading on the Nasdaq Global Select Market since September 26, 2019 under the symbol "OPRT". As of March 13, 2024, we had 119 registered stockholders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name or held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Overview

We are a mission-driven fintech that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 17-year lending history, we have extended more than $17.8 billion in responsible credit through more than 6.9 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of financial products, offered either directly or through partners, including lending, and savings powered by A.I. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile app and the Oportun.com website, which are our primary channels for onboarding and serving members. As of December 31, 2023, our personal loan products are also available over the phone or through over 560 retail locations, which includes 393 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 41 months and 32.9%, respectively. The average loan size for loans we originated in 2023 was $4,007. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2023, we originated unsecured personal loans in 4 states through state licenses and in 38 states through our partnership with Pathward, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated in 2023 was $7,156. As of December 31, 2023, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 52 months and 28.9%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California and we are in the process of expanding into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offer credit cards in 36 states as of December 31, 2023. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of December 31, 2023. The average credit line for credit cards activated in 2023 was $979. On November 6, 2023, the Company announced that it was exploring strategic options for our credit card portfolio.

Oportun Savings

Savings – Our savings product, Set & Save, is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Our savings product utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make the Set & Save product their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015 our savings product has helped members save more than $10.2 billion.

The funds in these savings accounts are owned by members of our products and are not the assets of the Company. Therefore, these funds are not included in the Consolidated Balance Sheets.

Lending as a Service

Beyond our core direct-to-consumer lending business, we leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations. We recently re-launched our Lending as a Service program with a new streamlined Lead Generation program through which we are able to offer loans through our existing channels by phone, online, or in our retail locations. Oportun originates, underwrites, and services the loan. Through this new program, we believe we will be able to offer our Lending as a Service Lead Generation program to additional partners with a much faster lead-to-market time while expanding our membership base with a true Oportun service experience.

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

Workforce Optimization and Streamlining Operations

During 2023, we announced a series of personnel and other cost savings measures to reduce expenses and streamline efficiency, including reducing our corporate staff by approximately 40%. In relation to these and other personnel related activities, the income statement impact of $21.3 million was recorded through General, administrative and other on the Consolidated Statements of Operations for the twelve months ended December 31, 2023.

We routinely evaluate the balance of investment and productivity of our retail locations. During 2023, we made the decision to close 32 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $1.1 million was recorded through General, administrative and other on the Consolidated Statements of Operations for the twelve months ended December 31, 2023. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

During 2022, we closed 27 retail locations and we reduced a portion of the workforce who manage and operate these retail locations. The income statement impact for the twelve months ended December 31, 2022 was $1.9 million, and was recorded through General, administrative and other on the Consolidated Statements of Operations. This amount included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2023 and 2022. For similar financial and operating metrics and discussion of our 2022 results compared to our 2021 results, refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023.

	As of or for the Year Ended December 31,
(in thousands of dollars)	2023	2022
Key Financial and Operating Metrics
Members	2,224,302	1,877,260
Products	2,387,745	2,006,245
Aggregate Originations	$1,813,058	$2,922,871
Portfolio Yield	32.2%	32.0%
30+ Day Delinquency Rate	5.9%	5.6%
Annualized Net Charge-Off Rate	12.2%	10.1%
Return on Equity	(37.8)%	(13.5)%
Adjusted Return on Equity	(26.1)%	12.1%

Other Metrics
Managed Principal Balance at End of Period	$3,182,148	$3,406,981
Owned Principal Balance at End of Period	$2,904,683	$3,098,609
Average Daily Principal Balance	$2,992,592	$2,740,318
See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Members

We define Members as borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who had signed-up to use or are using our Set & Save product or historically our checking, investing and/or retirement products. We view Members as an indication of growth of our business and our ability to establish long term relationships with the users of our products. Member growth is generally an indicator of future revenue, but is not directly correlated with revenue, since not all Members who sign up for one of our products fully utilize or continue to use our products.

Members as of December 31, 2023 grew to 2.2 million, as compared to 1.9 million as of December 31, 2022. This increase was primarily due to our marketing efforts. New members seeking our personal loan products are discovering and also activating the Set & Save product via the Oportun Mobile App.

Products

Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include Set & Save, checking, investing and/or retirement products that our Members use or have signed-up to use.

Products as of December 31, 2023, grew to 2.4 million, compared to the 2.0 million Products we had as of December 31, 2022.

Aggregate Originations

Aggregate Originations decreased to $1.81 billion for the year ended December 31, 2023, from $2.92 billion for the year ended December 31, 2022, representing a 38.0% decrease. We originated 467,188 and 764,516 loans for the years ended December 31, 2023 and 2022, respectively. The decrease in the number of loans originated is primarily due to actions taken to focus lending efforts towards existing members to improve credit outcomes and lower marketing spend. Further, given macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent. In July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers. We further tightened underwriting standards for returning members in December 2022. During the second half of 2023 we continued to tighten underwriting standards for returning members. The decrease in number of loans originated was partially offset by growth in average loan size due to a focus on returning members.

Portfolio Yield

Portfolio yield increased to 32.2% for the year ended December 31, 2023, from 32.0% for the year ended December 31, 2022 primarily attributable to higher pricing on our personal loan products.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate increased to 5.9% as of December 31, 2023, from 5.6% as of December 31, 2022. The increase was partially caused by decreasing originations which caused receivables to decrease throughout 2023 as we continued to tighten credit standards throughout the second half of 2023 after significantly tightening underwriting standards in 2022. Macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent are also putting pressure on our members. Another driver of the increase in the 30+ Day Delinquency rate was that the back book, defined as loans originated prior to July 2022, continued to season. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses throughout 2024. We further tightened underwriting standards for returning members in December 2022. During the second half of 2023 we continued to tighten underwriting standards for returning members.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the years ended December 31, 2023 and 2022 was 12.2% and 10.1%, respectively. The increase is primarily driven by a deterioration in our back book and deterioration of the vintages originated in the second half of 2022 prior to further tightening underwriting standards for returning members in December 2022. The back book continued to season and made-up 68% of charge-offs while only making up 41% of average receivables. In addition, the increase was partially caused by decreasing originations which caused receivables to decrease throughout 2023 as we continued to tighten credit standards throughout the second half of 2023. We further tightened underwriting standards for returning members in December 2022 and the second half of 2023. Following these credit tightening actions, we expect to see improvement in the credit performance of the portfolio in 2024.

Return on Equity and Adjusted Return on Equity

For the year ended December 31, 2023 and 2022, Return on Equity was (37.8)% and (13.5)%, respectively. For the year ended December 31, 2023 and 2022, Adjusted Return on Equity was (26.1)% and 12.1%, respectively.

The decrease in Return on Equity during the period is primarily due to lower net income as a result of higher credit losses.

The decrease in Adjusted Return on Equity is primarily due to lower Adjusted Net Income as a result of higher credit losses during the period. For a reconciliation of Return on Equity to Adjusted Return on Equity, see “Non–GAAP Financial Measures.”

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 9% from 2011 to 2019 and was 9.8% in 2020, a modest variance above this range during the COVID-19 pandemic. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. The increase is primarily driven by a deterioration in our back book and deterioration of the vintages originated in the second half of 2022 prior to further tightening underwriting standards for returning members in December 2022. The back book continued to season and made-up 68% of charge-offs while only making up 41% of average receivables. In addition, the increase was partially caused by decreasing originations which caused receivables to decrease throughout 2023 as we continued to tighten credit standards throughout the second half of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charge-off a credit card account at the earlier of when the account is determined to be uncollectible or when it is 180 days contractually past due.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through December 31, 2023, divided by the total origination loan volume for that year.

The below chart and table shows our net lifetime loan loss rate for each annual vintage of our personal loan product since we began lending in 2006, excluding loans originated from July 2017 to August 2020 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. We were able to stabilize cumulative net loan losses after the financial crisis that started in 2008. We even achieved a net lifetime loan loss rate of 5.5% during the peak of the recession in 2009. The evolution of our credit models has allowed us to increase our average loan size and commensurately extend our average loan terms. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We have tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members in the third quarter of 2022 and reduced significantly in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and we refer to the originations made prior to our significant credit-tightening in July 2022 as the back book. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. Macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel and rent are also putting pressure on our members. First Payment Defaults on newly-originated loans continue to come in at near pre-pandemic 2019 levels. We regard First Payment Defaults to be an early indicator of credit performance as the outstanding principal balance of loans that have their first payment past due are regarded as more likely to default and result in a charge-off. First Payment Defaults are calculated as the principal balance of any loan whose first payment becomes 30 days past due, divided by the aggregate principal balance of all loans originated during that same week. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new Collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Dollar weighted average original term for vintage in months	9.3	9.9	10.2	11.7	12.3	14.5	16.4	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8
Net lifetime loan losses as of December 31, 2023 as a percentage of original principal balance	7.7%	8.9%	5.5%	6.4%	6.2%	5.6%	5.6%	6.1%	7.1%	8.0%	8.2%	9.8%	10.8%	8.7%*	15.4%*	9.5%*
Outstanding principal balance as of December 31, 2023 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	0.4%	2.2%	17.0%	57.5%
* Vintage is not yet fully mature from a loss perspective.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. Our business is highly seasonal, and the fourth quarter is typically our strongest quarter in terms of loan originations. For the three months ended December 31, 2023, our business exhibited lower than typical originations due to our credit tightening. Prior to the pandemic, we historically experienced a seasonal decline in credit performance in the fourth quarter primarily attributable to competing demand of our borrowers’ available cash flow around the holidays. General increases in our borrowers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reduces our borrowers’ borrowing needs. We experienced this seasonal trend in 2023, consistent with years prior to the COVID-19 pandemic.

Results of Operations

The following tables and related discussion set forth our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022. For a discussion regarding our operating and financial data for the year ended December 31, 2022, as compared to the same period in 2021, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 14, 2023.

	Years Ended December 31,
(in thousands of dollars)	2023	2022
Revenue
Interest income	$963,496	$876,114
Non-interest income	93,423	76,431
Total revenue	1,056,919	952,545
Less:
Interest expense	179,414	93,046
Total net decrease in fair value	(596,839)	(218,842)
Net revenue	280,666	640,657
Operating expenses:
Technology and facilities	219,406	216,120
Sales and marketing	75,284	110,033
Personnel	121,843	154,850
Outsourcing and professional fees	45,401	67,630
General, administrative and other	72,385	58,838
Goodwill impairment	—	108,472
Total operating expenses	534,319	715,943
Income (loss) before taxes	(253,653)	(75,286)
Income tax expense (benefit)	(73,702)	2,458
Net income (loss)	$(179,951)	$(77,744)

Total revenue

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Revenue
Interest income	$963,496	$876,114	$87,382	10.0%
Non-interest income	93,423	76,431	16,992	22.2%
Total revenue	$1,056,919	$952,545	$104,374	11.0%
Percentage of total revenue:
Interest income	91.2%	92.0%
Non-interest income	8.8%	8.0%
Total revenue	100.0%	100.0%

Interest income. Total interest income increased by $87.4 million, or 10.0%, from $876.1 million for 2022 to $963.5 million for 2023. The increase is primarily attributable to growth in our Average Daily Principal Balance, which grew from $2.74 billion for 2022 to $2.99 billion for 2023, an increase of 9.2% and an increase in portfolio yield of 23 basis points in the year ended December 31, 2023, compared to the year ended December 31, 2022.

Non-interest income. Total non-interest income increased by $17.0 million, or 22.2%, from $76.4 million for 2022 to $93.4 million for 2023. This increase is primarily due to a $20.3 million increase in interest earned on Set & Save member accounts, $10.3 million increase in documentation fees and servicing fees on loans retained by Pathward, and $2.8 million increase related to the gain on loan sales. The increase was offset by $7.8 million decrease in servicing revenue due to the amortization of our serviced portfolio, a $6.5 million decrease related to subscription revenue, a $1.3 million decrease as a result of a decline in credit card income and a $0.8 million decrease in sublease income.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Interest expense	$179,414	$93,046	$86,368	92.8%
Percentage of total revenue	17.0%	9.8%
Cost of Debt	6.0%	3.7%
Leverage as a percentage of Average Daily Principal Balance	99.2%	91.2%

Interest expense. Interest expense increased by $86.4 million, or 92.8%, from $93.0 million for 2022 to $179.4 million for 2023. We financed approximately 99.2% of our loans receivable through debt for 2023 as compared to 91.2% for 2022, and our Average Daily Debt Balance increased from $2.50 billion to $2.97 billion for 2023, an increase of 16.6%. Our Cost of Debt has increased due to higher benchmark interest rates and wider credit spreads on financings in 2023 relative to 2022 and higher interest rate on our floating rate debt. We expect our interest rates to increase as our asset-backed notes at fair value with lower interest rates are replaced with more expensive current funding.

See Note 2, Summary of Significant Accounting Policies, and Note 8, Borrowings, in the Notes to the Consolidated Financial Statements included elsewhere in this report for further information on our Interest expense and our borrowings.

Total net decrease in fair value

Net increase (decrease) in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have a derivative instrument related to our bank partnership program with Pathward, N.A. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(18,180)	$(68,897)	$50,717	*
Fair value mark-to-market adjustment on asset-backed notes	(99,951)	184,906	(284,857)	*
Fair value mark-to-market adjustment on derivatives	8,583	3,702	4,881	*
Total fair value mark-to-market adjustment	(109,548)	119,711	(229,259)	*
Charge-offs, net of recoveries on loans receivable at fair value	(363,824)	(276,796)	(87,028)	*
Net settlements on derivative instruments	(5,284)	(15,688)	10,404	*
Fair value mark on loans sold (1)	(118,183)	(46,069)	(72,114)	*
Total net decrease in fair value	$(596,839)	$(218,842)	$(377,997)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(10.4)%	12.6%
Charge-offs, net of recoveries on loans receivable at fair value	(34.4)%	(29.1)
Total net decrease in fair value	(44.8)%	(16.5)%
Discount rate	10.10%	11.48%
Remaining cumulative charge-offs	12.10%	10.38%
Average life in years	1.01	1.00
* Not meaningful

(1) The fair value mark-to-market adjustment on loans receivable at fair value shown for the year ended December 31, 2023, includes $(118.2) million related to the cumulative fair value mark on loans sold in other sales in 2023. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA. For details regarding other loan sales, refer to Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Net decrease in fair value. Net decrease in fair value for 2023 was $596.8 million. This amount represents a total fair value mark-to-market decrease of $109.5 million on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(18.2) million mark-to-market adjustment on Loans Receivable at Fair Value due to an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 12.10% as of December 31, 2023, partially offset by a decrease in the discount rate from 11.48% as of December 31, 2022 to 10.10% as of December 31, 2023. The $(100.0) million mark-to-market adjustment on Asset-backed notes is due to rising rates and widening asset-backed securitization spreads. The net decrease in charge-offs, net of recoveries, for 2023 was $363.8 million. The total net decrease in fair value for the year ended December 31, 2023 includes a $(118.2) million adjustment related to the fair value mark on other loan sales in 2023. We expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Total charge-offs, net of recoveries	$363,824	$276,796	$87,028	31.4%
Average Daily Principal Balance	2,992,592	2,740,318	252,274	9.2%
Annualized Net Charge-Off Rate	12.2%	10.1%

Charge-offs, net of recoveries.

Our Annualized Net Charge-Off Rate increased to 12.2% for the year ended December 31, 2023, from 10.1% for the year ended December 31, 2022. Net charge-offs for the year ended December 31, 2023 increased primarily due to a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes in the second half of 2022. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

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

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Technology and facilities	$219,406	$216,120	$3,286	1.5%
Percentage of total revenue	20.8%	22.7%

Technology and facilities. Technology and facilities expense increased by $3.3 million, or 1.5%, from $216.1 million for 2022 to $219.4 million for 2023. The increase is primarily due to a $7.8 million increase in depreciation costs commensurate with growth in our internally developed software balance, $7.2 million increase due to a decrease in capitalization of internally developed software following the reductions in force in 2023, $5.7 million increase due to an impairment charge related to the write-off of embedded finance, investing, and retirement products, and a $3.1 million increase in service cost and software. The increase was offset by $8.9 million decrease in wages and salaries and benefits, $7.9 million decrease in outsourcing and professional fees, $1.9 million decrease in other expenses and $1.1 million decrease in utilities.
Sales and marketing

Sales and marketing expenses consist of two components and represent the costs to acquire our members. The first component is comprised of the expense to acquire a member through various paid marketing channels including direct mail, digital marketing, and brand marketing. The second component is comprised of the costs associated with our telesales, lead generation and retail operations, including personnel expenses, but excluding costs associated with retail locations.

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars, except CAC)	2023	2022	$	%
Sales and marketing	$75,284	$110,033	$(34,749)	(31.6)%
Percentage of total revenue	7.1%	11.6%
Customer Acquisition Cost (CAC)	$161	$144	$17	11.8%

Sales and marketing. Sales and marketing expenses to acquire our members decreased by $34.7 million, or 31.6%, from $110.0 million for 2022 to $75.3 million for 2023. Our net decrease in marketing spend during the year ended December 31, 2023 was $21.6 million across various marketing channels, including pay per lead, digital advertising and direct mail. We decreased marketing spend as we shifted our strategy to focus lending towards existing and returning members to improve credit outcomes. The decrease was also attributable to a $8.1 million decrease related to outsourcing and professional fees and $6.9 million decrease in salaries and benefits due to the decrease in headcount following our efforts to streamline operations. As a result of our decrease in number of loans originated during the year ended December 31, 2023, our CAC increased by 11.8%, from $144 for the year ended December 31, 2022, to $161 for the year ended December 31, 2023. We expect our sales and marketing to decrease in 2024 compared to 2023 as we maintain focus on our strategy to improve credit outcomes by focusing on lending towards existing and returning members.
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

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Personnel	$121,843	$154,850	$(33,007)	(21.3)%
Percentage of total revenue	11.5%	16.3%

Personnel. Personnel expense decreased by $33.0 million, or 21.3%, from $154.9 million for 2022, to $121.8 million for 2023. The decrease is attributable to a $19.2 million decrease in wages and salaries, a $7.2 million decrease in stock compensation, a $5.2 million decrease in bonus and a $1.9 million decrease in benefits. The decrease was primarily driven by the reductions in force announced during the annual period ended December 31, 2023. We expect our personnel expense to decrease in 2024 compared to 2023 as a result of transitioning certain roles to lower cost jurisdictions.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. The costs related to our third-party contact centers located in Colombia, Jamaica and the Philippines are included in outsourcing and professional fees. These third-party contact centers provide business support, including application processing, verification, customer service and collections. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes. We expect our outsourcing and professional fees expense to decrease in 2024 compared to 2022 as a result of our focus to reduce our reliance on outsourced services.

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Outsourcing and professional fees	$45,401	$67,630	$(22,229)	(32.9)%
Percentage of total revenue	4.3%	7.1%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $22.2 million, or 32.9%, from $67.6 million for 2022 to $45.4 million for 2023. The decrease is primarily attributable to a $7.1 million decrease in outsourcing services, a $6.9 million decrease in fees and expenses related to debt financing, a $5.7 million decrease in professional services, a $3.0 million decrease in credit reports, and a $1.5 million decrease in other expenses. The decrease was partially offset by a $2.0 million increase in debt recovery, court filing and legal fees. We expect our outsourcing and professional fees to decrease in 2024 compared to 2023 as a result of our continued focus on strong expense discipline and streamlining operations.

General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses related to workforce optimization and streamlining operations, and Digit-related acquisition and integration expenses.

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
General, administrative and other	$72,385	$58,838	$13,547	23.0%
Percentage of total revenue	6.8%	6.2%

General, administrative and other. General, administrative and other expense increased by $13.5 million, or 23.0%, from $58.8 million for 2022, to $72.4 million for 2023, primarily due to an increase of $21.3 million driven by the reductions in force, offset by $2.6 million decrease in litigation expense, a $2.0 million decrease in travel and entertainment, and a $2.0 million decrease in acquisition and integration related expenses.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the years ended December 31, 2023 and 2022 we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Year Ended December 31,		2023 vs. 2022 Change
(in thousands of dollars)	2023	2022	$	%
Income tax expense (benefit)	$(73,702)	$2,458	$(76,160)	3,098.5%
Percentage of total revenue	(7.0)%	0.3%
Effective tax rate	29.1%	(3.3)%

Income tax expense. Income tax expense decreased by $76.2 million or 3098.5%, from $2.5 million tax expense for 2022 to $73.7 million tax benefit for 2023, primarily resulting from larger pretax losses for the annual period ended December 31, 2023, the tax benefits of the return-to-provision adjustments and the generation of tax credits.

Valuation Allowance. As of December 31, 2023, we have $45.9 million of U.S. net deferred tax assets, of which $69.5 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Summary

Fair value is an electable option under GAAP to account for any financial instruments, including loans receivable and debt. It differs from amortized cost accounting in that loans receivable and debt are recorded on the balance sheet at fair value rather than on a cost basis. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. The fair value of instruments under this election is updated at the end of each reporting period, with changes since the prior reporting period reflected in the Consolidated Statements of Operations as net increase (decrease) in fair value which impacts Net Revenue. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in fair value and therefore impact earnings. These changes in the fair value of the Loans Receivable at Fair Value may be partially offset by changes in the fair value of asset-backed notes where the fair value option has been elected, depending upon the relative duration of the instruments.

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

The table below reflects the application of this methodology for the eight quarters since January 1, 2022, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Weighted average portfolio yield over the remaining life of the loans	29.10%	29.58%	29.85%	29.61%	29.34%	29.73%	30.14%	30.01%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	24.10%	24.58%	24.85%	24.61%	24.34%	24.73%	25.14%	25.01%
Multiplied by: Weighted average life in years	1.007	0.995	0.955	0.963	1.000	0.924	0.895	0.847
Pre-loss cash flow	24.26%	24.45%	23.74%	23.69%	24.34%	22.85%	22.50%	21.19%
Less: Remaining cumulative charge-offs	(12.10)%	(11.93)%	(11.35)%	(11.72)%	(10.38)%	(11.67)%	(11.25)%	(10.37)%
Net cash flow	12.16%	12.52%	12.39%	11.97%	13.96%	11.18%	11.26%	10.82%
Less: Discount rate multiplied by average life	(10.17)%	(11.09)%	(10.61)%	(10.66)%	(11.48)%	(9.42)%	(8.03)%	(5.73)%
Gross fair value premium (discount) as a percentage of loan principal balance	1.99%	1.43%	1.78%	1.31%	2.48%	1.76%	3.23%	5.09%
Less: Accrued interest and fees as a percentage of loan principal balance	(1.06)%	(0.99)%	(1.04)%	(1.06)%	(1.03)%	(1.03)%	(0.99)%	(0.97)%
Fair value premium (discount) as a percentage of loan principal balance	0.92%	0.44%	0.74%	0.26%	1.45%	0.73%	2.23%	4.12%
Discount Rate	10.10%	11.15%	11.10%	11.07%	11.48%	10.19%	8.97%	6.76%

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
•We believe it is useful to exclude the impact of interest expense associated with the Company’s Corporate Financing, as we view this expense as related to our capital structure rather than our funding.

•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, acquisition and integration related expenses, and other non-recurring charges because these items do not reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our Corporate Financing.

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
•We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment as shown in the table below.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Year Ended December 31,
	2023	2022
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(18,180)	$(68,897)
Fair value mark-to-market adjustment on asset-backed notes	(99,951)	184,906
Fair value mark-to-market adjustment on derivatives	8,583	3,702
Total fair value mark-to-market adjustment	$(109,548)	$119,711
(1) The fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2023	2022
Net income (loss)	$(179,951)	$(77,744)
Adjustments:
Income tax expense (benefit)	(73,702)	2,458
Interest on corporate financing	37,684	5,987
Depreciation and amortization	42,978	35,182
Stock-based compensation expense	17,997	27,620
Workforce optimization expenses	22,485	1,882
Acquisition and integration related expenses	27,640	29,682
Origination fees for loans receivable at fair value, net	(18,536)	(26,845)
Other non-recurring charges (1)	15,524	111,222
Fair value mark-to-market adjustment	109,548	(119,711)
Adjusted EBITDA	$1,667	$(10,267)
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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, acquisition and integration related expenses and other non-recurring charges because these items do not reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our Corporate Financing.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We include the impact of normalized statutory income tax expense by applying the income tax rate noted in the table.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Adjusted Net Income (in thousands)	2023	2022
Net income (loss)	$(179,951)	$(77,744)
Adjustments:
Income tax expense (benefit)	(73,702)	2,458
Stock-based compensation expense	17,997	27,620
Workforce optimization expenses	22,485	1,882
Acquisition and integration related expenses	27,640	29,682
Other non-recurring charges (1)	15,524	111,222
Adjusted income before taxes	(170,007)	95,120
Normalized income tax expense	(45,902)	25,682
Adjusted Net Income	$(124,105)	$69,438
Income tax rate (2)	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rates for the years ended December 31, 2023 and December 31, 2022, are based on a normalized statutory rate.

Adjusted EPS

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors, and our Board to evaluate the operating results, operating trends, and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Diluted earnings (loss) per share	$(4.88)	$(2.37)
Adjusted EPS
Adjusted Net Income	$(124,105)	$69,438

Basic weighted-average common shares outstanding	36,875,950	32,825,772
Weighted average effect of dilutive securities:
Stock options	—	252,357
Restricted stock units	—	173,092
Diluted adjusted weighted-average common shares outstanding	36,875,950	33,251,221
Adjusted Earnings Per Share	$(3.37)	$2.09

Adjusted Return on Equity

We define Adjusted Return on Equity as annualized Adjusted Net Income (Loss) divided by average stockholders’ equity. Average stockholders’ equity is an average of the beginning and ending stockholders’ equity balance for each period. We believe Adjusted Return on Equity is an important measure because it allows management, investors, and our Board to evaluate the profitability of the business in relation to stockholders' equity and how efficiently we generate income from stockholders’ equity.

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the years ended December 31, 2023 and 2022. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Year Ended December 31,
(in thousands)	2023	2022
Return on Equity	(37.8)%	(13.5)%
Adjusted Return on Equity
Adjusted Net Income	$(124,105)	$69,438
Average stockholders’ equity	$476,002	$575,740
Adjusted Return on Equity	(26.1)%	12.1%

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our workforce optimization, acquisition and integration related expenses, and other non-recurring charges divided by total revenue. Other non-recurring charges include litigation reserve, impairment charges, and debt amendment costs related to our Corporate Financing. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors, and our Board to evaluate how efficiently we manage costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the years ended December 31, 2023 and 2022:

	As of or for the Year Ended December 31,
(in thousands)	2023	2022
Operating Efficiency	50.6%	75.2%
Adjusted Operating Efficiency
Total revenue	$1,056,919	$952,545
Fair Value Pro Forma Total Revenue adjustments	—	—
Fair Value Pro Forma Total Revenue	1,056,919	952,545
Total operating expense	534,319	715,943
Stock-based compensation expense	(17,997)	(27,620)
Workforce optimization expenses	(22,485)	(1,882)
Acquisition and integration related expenses	(27,640)	(29,682)
Other non-recurring charges (1)	(14,409)	(111,222)
Total adjusted operating expenses	$451,788	$545,537
Adjusted Operating Efficiency	42.7%	57.3%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.

Liquidity and Capital Resources

To date, we fund the majority of our operating liquidity and operating needs through a combination of cash flows from operations, securitizations, secured financings, structured loan sales, Corporate Financing, and whole loan sales. We may utilize these or other sources in the future. Our material cash requirements relate to funding our lending activities, our debt service obligations, our operating expenses, and investments in the long-term growth of the Company.

During 2023, available liquidity increased primarily due to draws under our PLW facility, the amendment and upsizing of our Corporate Financing and our Asset-backed borrowings at amortized cost and our whole loan sales. We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing or equity markets. Volatility in the interest rate environment, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Cash, cash equivalents and restricted cash	$206,016	$203,817
Cash provided by (used in)
Operating activities	392,765	247,875
Investing activities	(286,181)	(1,171,548)
Financing activities	(104,385)	934,530

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay interest expense and satisfy any amount due to whole loan buyer with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $392.8 million and $247.9 million for the years ended December 31, 2023 and 2022, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The change in our net cash provided by operating activities is primarily driven by the $378M increase in our fair value adjustment, net offset by the $108M impairment charge in 2022 not present in the current year, and the $102M additional net loss in 2023 compared to prior year.

Investing Activities

Our net cash used in investing activities was $286.2 million and $1,171.5 million for the years ended December 31, 2023 and 2022, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount, and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to a reduction in disbursements on originations of loans of $1,182.7 million driven by a renewed focus on returning and existing members and more conservative underwriting, $245.2 million reduction in proceeds from structured loans sales, and a decrease of $74.3 million in repayments of loan principal for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Financing Activities

Our net cash (used in) provided by financing activities was $(104.4) million and $934.5 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, net cash used in financing activities was primarily driven by principal payments on our Acquisition Financing facility, our Series 2019-A, Series 2021-A, Series 2022-2 and Series 2022-3 asset-backed notes, and repayments on our PLW facility, partially offset by borrowings under our PLW facility, Corporate Financing, and our asset-backed borrowings at amortized cost. For the year ended December 31, 2022, net cash provided by financing activities was primarily driven the issuance of our Series 2022-A, Series 2022-2 and Series 2022-3 asset-backed notes and the borrowings under our Secured Financing and Acquisition and Corporate Financing, partially offset by repayments of borrowings on our Secured Financing facilities and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A, Series 2022-2 and Series 2022-3 asset-backed notes.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

As of December 31, 2023, we had $1.78 billion of outstanding asset-backed notes at fair value. Our securitizations utilize special purpose entities which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of December 31, 2023, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of December 31, 2023, we had Secured Financing facilities with warehouse lines of $700.0 million in the aggregate with undrawn capacity of $409.1 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

Asset-Backed Borrowings at Amortized Cost

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $300.0 million of our personal loan originations over the next twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the twelve months ended December 31, 2023, we transferred loans receivable totaling $220.5 million.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $400.0 million of our personal loan originations over the next twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the twelve months ended December 31, 2023, we transferred loans receivable totaling $195.8 million.

On October 20, 2023, the Company entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”), pursuant to which the Company borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

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

Corporate Financing

On September 14, 2022, we entered into an agreement to borrow $150.0 million of a senior secured term loan. The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of our subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023, we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. At closing, we borrowed $20.8 million of incremental term loans (the “Incremental Tranche A-1 Loans”) and borrowed an additional $4.2 million of incremental term loans (the “Incremental Tranche A-2 Loans”) on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the “Incremental Tranche B Loans”) on May 5, 2023, and an additional $25.0 million of incremental term loans (the “Incremental Tranche C Loans”) on June 30, 2023. The term loan now bears interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%.

As of December 31, 2023, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition Financing and Corporate Financing, see Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Amendments to Acquisition and Corporate Financing

In order to execute our plans for 2024 and beyond, we recently completed two amendments, one to our residual facility and the other to our senior secured term loan. The amendment to our residual facility provides us with a three month principal payment holiday and extends the term to January 2025. We will make principal payments on the senior secured term loan in the amount equal to the payments that would have been made on the residual facility. The senior secured term loan amendment reduces the minimum asset coverage ratio, which is the ratio of our unrestricted cash and equity in some of our financing facilities to the outstanding debt. We needed to lower the escalating levels of this covenant for 2024, which were set before 2023's higher than expected losses and lower originations caused by credit tightening. Given the scheduled increases in the asset coverage ratio covenant levels for the remainder of 2024 and into 2025, we are currently evaluating refinancing options. For more information regarding our Secured Financing facilities and Acquisition Financing and Corporate Financing, see Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

Other Loan Sales

During 2023, we entered into agreements to sell certain populations of its personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment, of approximately $122.3 million. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Whole Loan Sales

Through March 4, 2022, we had a commitment to sell to a third-party institutional investor 10% of our unsecured loan originations that satisfy certain eligibility criteria, and an additional 5% subject to certain eligibility criteria and minimum and maximum volumes. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022.

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The agreement expired December 2, 2023. The Company extended the agreement 30 days while finalizing the amendment to extend the original agreement an additional year. During the extension period, the Company will continue to sell loans consistent with the terms of the original agreement.

In November 2023, the Company entered into a forward flow whole loan sale agreement with an institutional investor to sell up to $70 million of its unsecured personal loans over a one-year period beginning December 2023.

The originations of loans sold and held for sale during the year ended December 31, 2023 were $56.6 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Acquisition Financing and Secured Financing, corporate and retail leases, and purchase commitments for technology used in the business. See Note 8, Borrowings and Note 15, Leases, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this report for more information.

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations, and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. On the Second Amendment Closing Date, we borrowed $20.8 million of Incremental Tranche A-1 Loans and borrowed an additional $4.2 million of Incremental Tranche A-2 Loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of Incremental Tranche B Loans on May 5, 2023, and an additional amount of $25.0 million of Incremental Tranche C Loans on June 30, 2023. During June 2023 and August 2023, we entered into forward flow whole loan sale agreements with two institutional investors. Pursuant to these agreements, we have a commitment to sell up to $300 million and $400 million of our personal loan originations over the following twelve-month periods. During October 2023,we closed Oportun CL Trust 2023-A Asset-backed notes in the amount of $197 million. Lastly, during February 2024, we announced the issuance of $199.5 million two-year asset-backed notes by Oportun Issuance Trust 2024-1. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

We test the fair value model by comparing modeled cash flows to historical loan performance to ensure that the model is complete, accurate and reasonable for our use. In addition, we engage a third party to create an independent fair value estimate for the Loans Receivable at Fair Value, which provides a set of fair value marks using the Company’s historical loan performance data and whole loan sale prices to develop independent forecasts of borrower behavior.

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

In response to a sustained decline in our share price primarily driven by macroeconomic conditions, we conducted a quantitative test of its goodwill as of September 30, 2022. We recognized a $108.5 million non-cash impairment charge for the year ended December 31, 2022. There were no triggering events or goodwill impairment charges during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "Smaller Reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Fair Value of Financial Instruments — Fair Value Estimate of Unsecured Personal Loans — Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

The Company’s loans receivable at fair value were valued as Level 3 financial instruments. The Company estimates the fair value of the Level 3 loans receivable using a discounted cash flow model based on estimated future cash flows, which considers unobservable inputs that require significant judgment. The model uses inputs that are not observable and inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value.

We identified the Company’s fair value estimate of unsecured personal loans as a critical audit matter because of the subjective process in determining significant inputs used to estimate the fair value. Auditing management’s estimate of unsecured personal loans receivable at fair value involved exercising subjective and complex judgments, required specialized skills and knowledge, and required an increased extent of audit effort, including obtaining audit evidence of the data sources used to estimate fair value and understanding the assumptions applied and the nature of significant inputs utilized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s fair value estimate of unsecured personal loans receivable included the following, among others:

•We tested the effectiveness of management’s controls covering the overall estimate and the review of the accuracy and completeness of the underlying unsecured personal loan data utilized in the model calculations.

•We tested the accuracy and completeness of the source information derived from the Company’s loan data, which is used in the valuation model.

•We evaluated the valuation model and related assumptions, including significant unobservable inputs, and underlying loan data used by management.

•With the assistance of our fair value specialists, we developed independent estimates of the unsecured personal loans receivable at fair value and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP

San Francisco, CA
March 15, 2024

We have served as the Company's auditor since 2010.

OPORTUN FINANCIAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$91,187	$98,817
Restricted cash	114,829	105,000
Loans receivable at fair value	2,962,352	3,175,449
Capitalized software and other intangibles, net	114,735	139,801
Right of use assets - operating	21,105	30,448
Other assets	107,680	64,180
Total assets	$3,411,888	$3,613,695

Liabilities and stockholders' equity
Liabilities
Secured financing	$289,951	$317,568
Asset-backed notes at fair value	1,780,005	2,387,674
Asset-backed borrowings at amortized cost	581,468	—
Acquisition and corporate financing	258,746	222,879
Lease liabilities	28,376	37,947
Other liabilities	68,938	100,028
Total liabilities	3,007,484	$3,066,096
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at December 31, 2023 and December 31, 2022; 34,741,076 shares issued and 34,469,053 shares outstanding at December 31, 2023; 33,626,630 shares issued and 33,354,607 shares outstanding at December 31, 2022	7	7
Common stock, additional paid-in capital	584,555	547,799
Retained earnings (accumulated deficit)	(173,849)	6,102
Treasury stock at cost, 272,023 and 272,023 shares at December 31, 2023 and December 31, 2022	(6,309)	(6,309)
Total stockholders’ equity	404,404	547,599
Total liabilities and stockholders' equity	$3,411,888	$3,613,695
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue
Interest income	$963,496	$876,114
Non-interest income	93,423	76,431
Total revenue	1,056,919	952,545
Less:
Interest expense	179,414	93,046
Net decrease in fair value	(596,839)	(218,842)
Net revenue	280,666	640,657

Operating expenses:
Technology and facilities	219,406	216,120
Sales and marketing	75,284	110,033
Personnel	121,843	154,850
Outsourcing and professional fees	45,401	67,630
General, administrative and other	72,385	58,838
Goodwill impairment	—	108,472
Total operating expenses	534,319	715,943

Income (loss) before taxes	(253,653)	(75,286)
Income tax expense (benefit)	(73,702)	2,458
Net income (loss)	$(179,951)	$(77,744)

Net income (loss) attributable to common stockholders	$(179,951)	$(77,744)

Share data:
Earnings (loss) per share:
Basic	$(4.88)	$(2.37)
Diluted	$(4.88)	$(2.37)
Weighted average common shares outstanding:
Basic	36,875,950	32,825,772
Diluted	36,875,950	32,825,772
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

For the Years Ended December 31, 2023 and 2022
	Common Stock			Warrants
	Shares	Par Value	Additional Paid-in Capital	Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	33,354,607	$7	$547,799	—	$—	$6,102	$(6,309)	$547,599
Issuance of common stock upon exercise of stock options, net of shares withheld	37,314	—	(46)	—	—	—	—	(46)
Stock-based compensation expense	—	—	20,024	—	—	—	—	20,024
Vesting of restricted stock units, net of shares withheld	1,077,132	—	(2,653)	—	—	—	—	(2,653)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	4,193,453	19,431	—	—	19,431
Net loss	—	—	—	—	—	(179,951)	—	(179,951)
Balance – December 31, 2023	34,469,053	$7	$565,124	4,193,453	$19,431	$(173,849)	$(6,309)	$404,404

Balance – January 1, 2022	32,004,396	$6	$526,338	—	$—	$83,846	$(6,309)	$603,881
Issuance of common stock upon exercise of stock options, net of shares withheld	546,312	1	(4,636)	—	—	—	—	(4,635)
Repurchase of stock options	(2,706)	—	(28)	—	—	—	—	(28)
Stock-based compensation expense	—	—	30,125	—	—	—	—	30,125
Vesting of restricted stock units, net of shares withheld	806,605	—	(4,000)	—	—	—	—	(4,000)
Net loss	—	—	—	—	—	(77,744)	—	(77,744)
Balance – December 31, 2022	33,354,607	$7	$547,799	—	$—	$6,102	$(6,309)	$547,599
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(179,951)	$(77,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,885	47,533
Goodwill impairment	—	108,472
Fair value adjustment, net	596,839	218,842
Origination fees for loans receivable at fair value, net	(23,360)	(26,845)
Gain on loan sales	(8,481)	(5,703)
Stock-based compensation expense	18,593	27,620
Other, net	(53,195)	30,336
Originations of loans sold and held for sale	(56,603)	(52,742)
Proceeds from sale of loans	65,088	58,844
Changes in operating assets and liabilities	(21,050)	(80,738)
Net cash provided by operating activities	392,765	247,875
Cash flows from investing activities
Originations and purchases of loans held for investment	(1,580,134)	(2,762,828)
Proceeds from loan sales originated as held for investment	4,055	249,271
Repayments of loan principal	1,322,601	1,396,896
Capitalization of system development costs	(31,261)	(48,892)
Other, net	(1,442)	(5,995)
Net cash used in investing activities	(286,181)	(1,171,548)
Cash flows from financing activities
Borrowings under secured financing	245,700	1,972,000
Repayments of secured financing	(274,751)	(2,050,000)
Borrowings under asset-backed notes at fair value	—	1,262,059
Repayments of asset-backed notes at fair value	(707,619)	(232,675)
Borrowings under asset-backed borrowings at amortized cost	626,405	—
Repayments of asset-backed borrowings at amortized cost	(33,615)	—
Borrowings under acquisition and corporate financing	73,355	—
Repayments of acquisition and corporate financing	(28,442)	—
Payments of deferred financing costs	(2,719)	(8,189)
Net payments related to stock-based activities	(2,699)	(8,665)
Net cash provided by (used in) financing activities	(104,385)	934,530
Net increase in cash and cash equivalents and restricted cash	2,199	10,857
Cash and cash equivalents and restricted cash, beginning of period	203,817	192,960
Cash and cash equivalents and restricted cash, end of period	$206,016	$203,817

Supplemental disclosure of cash flow information
Cash and cash equivalents	$91,187	$98,817
Restricted cash	114,829	105,000
Total cash and cash equivalents and restricted cash	$206,016	$203,817

Cash paid for income taxes, net of refunds	$(1,860)	$(3,457)
Cash paid for interest	$183,973	$85,775
Cash paid for amounts included in the measurement of operating lease liabilities	$14,070	$15,696
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,835	$4,161
Non-cash investment in capitalized assets	$(305)	$2,672
Non-cash financing activities	$17,807	$1,550
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2023

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun," the "Company,") is a mission driven fintech that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of products powered by A.I., offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the SEC's definition of a “Smaller Reporting Company”, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation.

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

As of December 31, 2023, 46%, 26%, 9%, 5% and 3% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively. Owned principal balance related to borrowers from each of the remaining states of operation continues to be at or below 3%. As of December 31, 2022, 45%, 26%, 9%, 5% and 4% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively, and the owned principal balance related to borrowers from each of the remaining states was at or below 3%.

Cash and Cash Equivalents ‑ Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with a maturity date of three months or less at the time of purchase. The Oportun savings platform connects to members’ checking accounts and analyzes their income and spending patterns to find amounts that can safely be set aside towards savings goals. The Company calculates these amounts by identifying upcoming bills and regular spending habits to ensure optimal amounts are flagged for savings and transferred to savings accounts. The funds in these saving accounts are owned by Oportun members and are not the assets of the Company. Therefore, these funds are not included in the Consolidated Balance Sheets.

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

In response to a sustained decline in the Company's share price primarily driven by macroeconomic conditions, the Company conducted a quantitative test of our goodwill as of September 30, 2022. As a result of this quantitative test, the Company identified an impairment to goodwill resulting in recognition of a $108.5 million non-cash goodwill impairment charge for the year ended December 31, 2022. There were no goodwill impairment charges during the year ended December 31, 2023.

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

Impairment ‑ The Company reviews long-lived assets, including fixed assets, right of use assets and system development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired for the years ended December 31, 2023 and 2022, except as disclosed.

Asset-Backed Notes at Fair Value ‑ Prior to 2023, the Company elected the fair value option to account for all asset-backed notes. The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures. The Company re-evaluates the fair value of the asset-backed notes at the close of each measurement period. Changes in fair value are recorded in Net decrease in fair value in the Consolidated Statements of Operations in the period of the fair value changes.

Asset-Backed Borrowings at Amortized Cost - Beginning 2023, the Company elected the amortized cost method to account for newly issued asset-backed borrowings. The Company determines amortized cost using the effective interest method, which allocates interest expense over the expected life of the financial instrument. Premiums, discounts and debt issuance costs are presented as part of the net carrying amount of the debt on issuance. Premiums are amortized from the carrying amount of the debt as a reduction to interest expense over the term. Discounts and debt issuance costs are accreted into the carrying amount of the debt and included in interest expense.

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

Interest Income

Interest income includes interest and fees on loans. Generally, the Company’s loans require semi-monthly or biweekly borrower payments of interest and principal. Fees on loans include billed late fees offset by charged-off fees. The Company charges borrowers a late fee if a scheduled installment payment becomes delinquent. Depending on the loan, late fees are assessed when the loan is eight to 16 days delinquent. Late fees are recognized when they are billed. When a loan is charged off, uncollected late fees are also written off. For Loans Receivable at Fair Value, interest income includes (i) billed interest and late fees, plus (ii) origination fees recognized at loan disbursement, less (iii) charged-off interest and late fees. Additionally, direct loan origination expenses are recognized in operating expenses as incurred. For Loans Receivable at Fair Value, loan origination fees and costs are recognized when incurred.

Interest income on our personal loans receivable is recognized based upon the amount the Company expects to collect from its borrowers. When a loan becomes delinquent for a period of 90 days or more, interest income continues to be recorded until the loan is charged off. Delinquent loans are charged off at month-end during the month it becomes 120 days’ delinquent. Previously accrued and unpaid interest is also charged off in the month the Company receives a notification of bankruptcy, a judgment or mediated agreement by the court, or loss of life, unless there is evidence that the principal and interest are collectible.

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

Documentation Fees - On a monthly basis Pathward, N.A. pays the Company documentation fees as compensation for its role in facilitation of loan originations by Pathward. The documentation fees are equivalent to loan origination fees charged by Pathward to its borrowers. Documentation fees to which the Company expects to be entitled are variable consideration because loan volume originated over the contractual term is not known at the contract’s inception. Documentation fees associated with loans purchased from Pathward are presented within interest income. The transaction fee is determined each time a loan is issued based on that loan’s initial principal amount and is recognized when performance is complete and upon the successful origination of a borrower's loan.

Sublease income is the rental income from subleasing a portion of our existing right of use assets.

Interest on member accounts represents income earned on member savings accounts held at partner banks.

Other income includes marketing incentives paid directly to us by the merchant clearing company based on transaction volumes, interest earned on cash and cash equivalents and restricted cash, and gain (loss) on asset sales.

Interest expense ‑ Interest expense consists of interest expense associated with the Company’s Secured Financing, asset-backed notes at fair value, asset-backed borrowings at amortized cost, and Acquisition and Corporate Financing, and it includes the amortization of deferred origination costs for the Corporate Financing and Secured Financing facilities as well as fees for the unused portion of the Secured Financing facility. The Company elected the fair value option for all asset-backed notes. Accordingly, all origination costs for such asset-backed notes at fair value are expensed as incurred.

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

Treasury Stock ‑ Treasury stock is reported at cost, and no gain or loss is recorded on stock repurchase transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company did not retire or re-issue any treasury stock for the years ended December 31, 2023 and 2022.

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

Accounting Standards to be Adopted

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires entities to disclose in their rate reconciliation table additional categories or information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold and requires annual disclosure of income taxes paid to be disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has evaluated the effect of the new guidance and determined the ASU expands tax disclosures but it will not have a material impact on the consolidated financial statements.

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances disclosures about significant segment expenses, provides new segment disclosure requirements for entities with a single reportable segment, enhances interim disclosure requirements, clarifies circumstances in which an entity is permitted to disclose multiple segment measures of profit or loss and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has evaluated the effect of the new guidance and determined that the expanded segment disclosures will apply but it will not have a material impact on the consolidated financial statements.

Recently Adopted Accounting Standards

None.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Net income (loss)	$(179,951)	$(77,744)
Net income (loss) attributable to common stockholders	$(179,951)	$(77,744)

Basic weighted-average common shares outstanding	36,875,950	32,825,772
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Diluted weighted-average common shares outstanding	36,875,950	32,825,772

Earnings (loss) per share:
Basic	$(4.88)	$(2.37)
Diluted	$(4.88)	$(2.37)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022
Stock options	2,953,853	3,527,096
Restricted stock units	3,709,422	4,347,899
Total anti-dilutive common share equivalents	6,663,275	7,874,995

4.	Variable Interest Entities

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

For all VIEs in which the Company is involved, it assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, it would conclude that it is the primary beneficiary of the VIE, and it consolidates the VIE. In situations where the Company is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognizes its interests in the VIE. In addition, on June 16, 2023 and August 3, 2023, the Company entered into forward flow whole loan sale agreements that are considered secured borrowings and are not considered VIEs. See Note 8, Borrowings for additional information on the secured borrowing under the caption of asset-backed borrowings at amortized cost.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2023	2022
Consolidated VIE assets
Restricted cash	$91,466	$91,395
Loans receivable at fair value	2,539,186	3,112,000
Total VIE assets	2,630,652	3,203,395
Consolidated VIE liabilities
Secured financing (1)	290,949	320,000
Asset-backed notes at fair value	1,780,005	2,387,674
Asset-backed borrowings at amortized cost	195,057	—
Acquisition financing (1)	57,237	85,679
Total VIE liabilities	$2,323,248	$2,793,353
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which we agree to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the year ended December 31, 2023 was $56.6 million and the Company recorded a gain on sale of $8.5 million and servicing revenue of $9.6 million. The originations of loans sold and held for sale during the year ended December 31, 2022 was $52.7 million and the Company recorded a gain on sale of $5.7 million and servicing revenue of $17.4 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	December 31,
(in thousands)	2023	2022
Capitalized software, net:
System development costs	$158,577	$135,303
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(119,810)	(79,679)
Total capitalized software, net	$87,267	$104,124

Capitalized software, net

Amortization of system development costs and acquired developed technology for years ended December 31, 2023 and 2022 was $42.3 million and $34.2 million, respectively. System development costs capitalized in the years ended December 31, 2023 and 2022 were $31.0 million and $51.5 million, respectively.

The Company recognized a non-cash pre-tax impairment charge of $5.6 million related to the write-off of embedded finance, investing and retirement products. The non-cash impairment charge is included in Technology and Facilities in the Consolidated Statements of Operations.

Acquired developed technology was $48.5 million and is related to the acquisition of Digit.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Intangible assets:
Member relationships	34,500	$34,500
Trademarks	5,626	6,426
Other	3,000	3,000
Less: Accumulated amortization	(15,658)	$(8,249)
Total intangible assets, net	27,468	$35,677

On March 8, 2023, the Company revealed its rebranding of Oportun and Oportun Savings (formerly known as Digit) as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark. Amortization of intangible assets for the years ended December 31, 2023 and 2022 was $7.7 million and $7.9 million.

Expected future amortization expense for intangible assets as of December 31, 2023 is as follows:

(in thousands)	Fiscal Years
2024	$7,538
2025	4,929
2026	4,929
2027	4,929
2028	4,780
Thereafter	—
Total	$27,105

7.	Other Assets

Other assets consist of the following:

	December 31,
(in thousands)	2023	2022
Fixed assets
Total fixed assets	$48,944	$48,212
Less: Accumulated depreciation	(41,953)	(37,688)
Total fixed assets, net	$6,991	$10,524

Other assets
Prepaid expenses	$15,758	$24,167
Deferred tax assets	48,123	1,793
Current tax assets	4,731	8,245
Receivable from banking partner	4,050	2,878
Derivative asset	9,307	725
Other	18,720	15,848
Total other assets	$107,680	$64,180

Fixed Assets

Depreciation and amortization expense related to fixed assets for the years ended December 31, 2023 and 2022 was $4.3 million and $5.2 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				December 31, 2023	December 31, 2022
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$100,000	December 1, 2024	Variable (2)	$68,409	$76,574
Oportun PLW Trust (3)	600,000	September 1, 2024	Adjusted SOFR + 2.17%	221,542	240,994
Total secured financing	$700,000			$289,951	$317,568

(1) At December 31, 2022, the facility amount and the original maturity date on the Secured Financing - CCW facility (Oportun CCW Trust) were $150.0 million and December 1, 2023, respectively.
(2) The interest rate on the Secured Financing - CCW facility (Oportun CCW Trust) is adjusted SOFR plus 3.41% on the outstanding principal balance as of December 31, 2023. The interest rate on the CCW was LIBOR (minimum of 1.00%) plus 6.00% on the first $18.8 million of principal outstanding and LIBOR (minimum of 0.00%) plus 3.41% on the remaining outstanding principal balance as of December 31, 2022.
(3) On June 29, 2023, the interest rate on the Secured Financing - PLW facility (Oportun PLW Trust) transitioned from LIBOR (minimum 0.00% ) plus 2.17% to Adjusted SOFR plus 2.17%.
On March 8, 2023, the Credit Card Warehouse (Oportun CCW Trust) was amended. This amendment, among other things, extends the revolving period by a year, to December 31, 2024, and reduces the commitment amount from $150.0 million to $120.0 million.
On December 22, 2023, Oportun CCW Trust, a subsidiary of the Company, and Wilmington Trust, National Association, as indenture trustee, securities intermediary and depositary bank, entered into the Seventh Amendment to Indenture (the “Seventh CCW Indenture Amendment”) and other related documents (together with the Seventh CCW Indenture Amendment, the “Seventh CCW Amendment”) related to the Company’s asset-backed variable funding facility secured by certain credit card receivables (the “Credit Card Warehouse Facility”). The Seventh CCW Amendment provides for the reduction in the size of its Credit Card Warehouse Facility from $120 million to $100 million in connection with the Company’s strategic review of its credit card portfolio, in addition to certain other immaterial changes.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes:

	December 31, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate (3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$145,732	$165,079	9.34%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	135,825	156,027	8.46%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	390,755	415,448	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	459,212	519,612	2.47%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	466,317	519,115	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	182,164	200,758	1.78%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	—	—	—%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$1,780,005	$1,976,039

	December 31, 2022
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$285,218	$301,967	8.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	313,689	344,218	7.03%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	380,313	414,293	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	435,951	518,929	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	432,123	519,182	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	348,046	389,740	1.79%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	192,334	218,571	3.46%	3 years
Total asset-backed notes recorded at fair value:	$2,754,412	$2,834,687	$2,387,674	$2,706,900
(1) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2) Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3) Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of December 31, 2023. The weighted average interest rate for Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4) The revolving period for Series 2019-A ended on August 1, 2022 and Series 2021-A ended on March 1, 2023. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's Asset-backed borrowings at amortized cost:

	December 31, 2023
Asset-backed borrowings at amortized cost	Pledged Asset (1)	Associated Liability
(in thousands)
Asset-backed borrowings recorded at amortized cost:
Oportun CL Trust 2023-A	$197,390	$195,057
Other Asset Backed Borrowings	382,712	386,411
Total asset-backed borrowings recorded at amortized cost:	$580,102	$581,468
(1) The amount of pledged assets are recognized within the Loans Receivable at Fair Value within the Consolidated Balance Sheet.

On June 16, 2023, and August 3, 2023, the Company entered into forward flow whole loan sale agreements and has agreed to sell up to $300 million and $400 million of its personal loan originations over the next twelve months, respectively. The Company will continue to service these loans upon transfer of the receivables. While the economics of these transactions are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on the Company's balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of these agreements, as of December 31, 2023, the Company transferred loans receivable totaling $220.5 million and $195.8 million, respectively.

On October 20, 2023, the Company entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”), pursuant to which the Company borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

Acquisition and Corporate Financing

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				December 31, 2023	December 31, 2022
Entity	Original Balance (1)	Maturity Date (2)	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00% + 12.00%	$204,100	$141,957
Oportun RF, LLC (2)	116,000	October 10, 2024	SOFR (minimum of 0.00%) + 11.00%	54,646	80,922
Total acquisition and corporate financing	$266,000			$258,746	$222,879
(1) The Corporate Financing (Oportun Financial Corporation) was upsized and amended on March 10, 2023 to provide the ability to be able to borrow up to an additional $75.0 million. The interest rate on the Corporate Financing was SOFR (minimum of 0.00%) plus 9.00% as of December 31, 2022.
(2) The Acquisition Financing facility (Oportun RF, LLC) was amended and upsized several times in 2022 increasing the size of the facility to $119.5 million and amending the maturity date. The maturity date and interest rate of the Acquisition Financing facility was May 1, 2024 and SOFR (minimum of 0.00%) plus 8.00% as of December 31, 2022.

Amendments to Acquisition Financing

On February 10, 2023, the Acquisition Financing facility (Oportun RF, LLC) was further amended, to among other things, revise the interest rate to SOFR plus 11.00% and adjust the amortization schedule to defer $42.0 million in principal payments through July 2023, with final payment in October 2024.

On December 20, 2023, the Acquisition Financing facility (Oportun RF, LLC) was further amended to provide for the exclusion of certain events with respect to Oportun Funding XIV, LLC, a subsidiary of the Company, including a Rapid Amortization Event (as defined in the Sixth RF Indenture Amendment), the release of the RF Issuer’s (as defined in the Sixth RF Indenture Amendment) lien on certain residual certificates and notes, and makes certain other immaterial changes.

On March 8, 2024, the Acquisition Financing facility (Oportun RF, LLC) was further amended to provide for a three-month principal payment holiday for the months of March, April and May 2024, in amounts equal to $5.7 million per month. In addition, the amendment extended the term of the Acquisition Financing facility to January 10, 2025.

Amendments to Corporate Financing

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

On May 5, 2023, under the Amended Credit Agreement, the Company borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") and issued Warrants to the lenders to purchase 1,048,363 shares of the Company's common stock at an exercise price of $0.01 per share. The Company determined that the terms of the new debt instrument upon issuance of Tranche B was substantially different when compared to the Original Credit Agreement resulting in an insignificant net loss on debt extinguishment. Accordingly, the Company extinguished the carrying value of the Corporate Financing prior to issuance of Tranche B and recorded the new Corporate Financing upon issuance of Tranche B at fair value of $179.5 million. This resulted in an insignificant net loss on extinguishment.

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

Following the Second Amendment Closing Date, the Loans bear interest at (a) an amount equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at the Company's option, equal to 3.00%. The Loans are scheduled to mature on September 14, 2026, and are not subject to amortization. Certain prepayments of the Loans are subject to a prepayment premium.

On March 12, 2024, the Company entered into an Amendment No. 3 to the Corporate Financing (the “Third Amendment”), by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain affiliates of Neuberger Berman Specialty Finance as lenders, and the Agent. The Third Amendment includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and requires certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amendment requires principal payments equal to 100% of the net cash proceeds of any indebtedness junior in priority to the obligations under the Corporate Financing.

See Note 10, Stockholders' Equity for additional information on the Warrants.

Debt Covenants - As of December 31, 2023 and 2022, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition Financing and Corporate Financing and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	December 31,
(in thousands)	2023	2022
Accounts payable	$5,288	$9,670
Accrued compensation	15,359	12,502
Accrued expenses	24,791	26,193
Accrued interest	8,415	8,445
Amount due to whole loan buyer	4,169	3,073
Deferred tax liabilities	—	30,575
Current tax liabilities	7,139	5,912
Other	3,777	3,658
Total other liabilities	$68,938	$100,028

10.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2023 or 2022.

Common Stock - As of December 31, 2023 and 2022, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2023, 34,741,076 and 34,469,053 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2022, 33,626,630 and 33,354,607 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On March 10, 2023, pursuant to the Second Amendment of the Corporate Financing, the Company issued detachable Warrants to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. On March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, the Company issued Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, the Company issued Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock at an exercise price of $0.01 per share. On June 30, 2023, in connection with the funding of the Incremental Tranche C Loans, the Company issued Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock at an exercise price of $0.01 per share.

11.	Equity Compensation and Other Benefits

2019 Equity Incentive Plan

We currently have one stockholder-approved plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and replaced the Amended and Restated 2005 Stock Option / Stock Issuance Plan and the 2015 Stock Option/Stock Issuance Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards (collectively, "awards"). ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The total number of shares of common stock authorized under the 2019 Plan is 13,471,733 shares. The remaining maximum number of shares of our common stock, net of vested and exercised shares, that may be issued under the 2019 Plan will not exceed 9,698,886 shares, of which, 3,192,145 were available for future awards as of December 31, 2023. The number of shares of the Company's common stock reserved for issuance under its 2019 Plan will automatically increase on January 1 of each year for the remaining term of the plan, by 5% of the total number of shares of its common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Board prior to the applicable January 1st. The shares available for issuance increased by 1,667,730 shares, on January 1, 2023, pursuant to the automatic share reserve increase provision.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 1,926,598 shares and as of December 31, 2023, no shares have been issued under the ESPP. The number of shares of the Company's common stock reserved for issuance under its ESPP will automatically increase on January 1 of each calendar year for the remaining term of the plan by the lesser of (1) 1% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, (2) 726,186 shares, and (3) a number of shares determined by the Board. The shares available for issuance increased by 333,546 shares, on January 1, 2023, pursuant to the automatic share reserve increase provision.

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

2021 Inducement Equity Incentive Plan

Effective December 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 1,105,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The remaining maximum number of shares of our common stock that may be issued under the 2021 Inducement Plan net of vested and exercised shares, will not exceed 940,512 shares, of which, 518,558 were available for future awards as of December 31, 2023. The 2021 Inducement Plan was approved by the Company’s Board without stockholder approval in accordance with such rule.

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

The fair value of stock option grants was estimated with the following assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility (employee)	71.7%	63.4%
Risk-free interest rate (employee)	3.9%	2.3%
Expected term (employee, in years)	6.1	6.1
Expected dividend	—%	—%

These assumptions are defined as follows:

•Expected Volatility ‑ Since the Company does not have enough trading history to use the volatility of its own common stock, the option’s expected volatility is estimated based on historical volatility of a peer group’s common stock.
•Risk-Free Interest Rate ‑ The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected Term ‑ The option’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding.
•Expected Dividend - The Company has no plans to pay dividends.

Stock Option Activity - A summary of the Company's stock option activity under the 2005 Plan, 2015 Plan, and 2019 Plan at December 31, 2023 is as follows:

(in thousands, except share and per share data)	Options Outstanding	Options Weighted-Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance – January 1, 2023	3,298,538	17.71	5.43	$202
Options granted	16,210	5.78
Options exercised	(182,214)	4.41
Options canceled	(467,333)	20.16
Options forfeited	(106,048)	14.74
Balance – December 31, 2023	2,559,153	18.25	4.31	$—

Options vested and expected to vest - December 31, 2023	2,559,153	18.25	4.31	$—
Options vested and exercisable - December 31, 2023	2,226,861	18.80	3.89	$—
Information on stock options granted, exercised and vested is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
Weighted average fair value per share of options granted	$3.85	$7.76
Cash received from options exercised, net (1)	(46)	(4,636)
Aggregate intrinsic value of options exercised	268	11,884
Fair value of shares vested	3,500	3,863
(1) The amount reflected for the years ended December 31, 2023 and 2022, is the net of cash received from options exercised of $0.8 million and $1.6 million, respectively, and the cash paid for employee tax withholding settled in shares of $0.8 million and $6.2 million, respectively.

As of December 31, 2023 and 2022, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $2.6 million and $6.2 million, respectively, which will be recognized over a weighted-average vesting period of approximately 1.9 years and 2.6 years, respectively.

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

Stock-based compensation cost for RSUs is measured based on the fair market value of the Company’s common stock on the date of grant.

A summary of the Company’s RSU activity under the 2015 Plan, 2019 Plan and 2021 Inducement Plan for the year ended December 31, 2023 is as follows:

	RSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2023	4,494,947	14.37
Granted	2,786,247	4.85
Vested (1)	(1,638,135)	13.11
Forfeited	(1,601,185)	14.10
Balance – December 31, 2023	4,041,874	8.43
Expected to vest after December 31, 2023	3,922,079	8.44
(1) The Company allows its Board to defer all or a portion of monetary remuneration paid to the Director. As of December 31, 2023, there were 119,795 restricted stock units vested for which the holders elected to defer delivery of the Company's shares.

As of December 31, 2023 and 2022, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $24.8 million and $51.6 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.1 years and 2.7 years, respectively.

Stock-based Compensation - Total stock-based compensation expense included in the Consolidated Statements of Operations, net of amounts capitalized to system development costs is as follows:

	Year Ended December 31,
(in thousands of dollars)	2023	2022
Technology and facilities	$4,602	$6,993
Sales and marketing	63	143
Personnel	13,928	20,484
Total stock-based compensation (1)	$18,593	$27,620
(1) Amounts shown are net of $1.4 million and $2.5 million of capitalized stock-based compensation for the year ended December 31, 2023 and 2022, respectively.

Cash flows from the tax shortfalls or benefits for tax deductions resulting from the exercise of stock options in comparison to the compensation expense recorded for those options are required to be classified as cash from financing activities. The Company recognized $5.1 million and $8.1 million of income tax benefit in its Consolidated Statements of Operations related to stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively. Additionally, the total income tax expense recognized in the income statement for share-based compensation exercises was $3.5 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.

Retirement Plan

The Company maintains a 401(k) Plan, which enables employees to make pre-tax or post-tax deferral contributions to the participating employees account. Employees may contribute a portion of their pay up to the annual amount as set periodically by the Internal Revenue Service. The Company provides for an employer 401(k) contribution match of up to 4% of an employee’s eligible compensation. In addition, the Company provides a contribution to various savings funds for India and Mexico-based employees. The total expense related to the employer match and contributions recognized by the Company for the years ended December 31, 2023 and 2022 was $6.2 million and $6.4 million, respectively. All employee and employer contributions will be invested according to participants’ individual elections.

12.	Revenue

Interest Income - Total interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Interest income
Interest on loans	$945,118	$854,245
Fees on loans	18,378	21,869
Total interest income	$963,496	$876,114

Non-interest Income - Total non-interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Non-interest income
Gain on loan sales	$8,455	$5,703
Servicing fees	14,685	19,928
Subscription revenue	25,569	31,186
Interest on members accounts	21,075	3,840
Other income	23,639	15,774
Total non-interest income	$93,423	$76,431

13.	Income Taxes

The following are the domestic and foreign components of the Company’s income before taxes:

	Year Ended December 31,
(in thousands)	2023	2022
Domestic	$(261,620)	$(83,793)
Foreign	7,967	8,507
Income (loss) before taxes	$(253,653)	$(75,286)

The provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Current
Federal	$200	$(1,217)
State	$260	$1,505
Foreign	$2,743	$2,227
Total current	$3,203	$2,515

Deferred
Federal	(52,885)	(712)
State	(23,553)	806
Foreign	(467)	(151)
Total deferred	$(76,905)	$(57)
Total provision for income taxes	$(73,702)	$2,458

Income tax expense (benefit) was $(73.7) million and $2.5 million for the years ended December 31, 2023 and 2022, which represents an effective tax rate of 29.1% and (3.3)%, respectively.

A reconciliation of income tax expense with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Income tax (benefit) expense computed at U.S. federal statutory rate	$(53,267)	$(15,810)
State tax	(19,209)	1,403
Foreign rate differential	603	289
Federal tax credits	(3,030)	(2,621)
Share based compensation expense	2,870	506
Change in unrecognized tax benefit reserves	3,038	1,326
Return to provision adjustment	(5,674)	(5,798)
Goodwill impairment	—	22,779
Fines and penalties	14	578
Other	953	(194)
Income tax expense	$(73,702)	$2,458
Effective tax rate	29.1%	(3.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The primary components of the Company’s net deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss & credit carryforward	$68,677	$41,169
Leases	7,494	10,174
Share-based compensation	6,618	8,335
System development costs	5,619	—
Accrued expenses and reserves	3,032	3,361
Other	972	245
Total deferred tax assets	$92,412	$63,284
Valuation allowance	$—	$—
Deferred tax liabilities:
Fair value adjustment - Bonds Payable	$(24,930)	$(53,210)
Fair value adjustment - Loans Receivable	(7,095)	(12,077)
Right of use assets	(5,574)	(8,163)
Depreciation and amortization	(4,232)	(6,813)
Derivative instrument	(2,458)	—
System development costs	—	(11,803)
Total deferred tax liabilities	$(44,289)	$(92,066)
Net deferred taxes	$48,123	$(28,782)

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

As of December 31, 2023, the Company had federal net operating loss carryforwards of $189.1 million, of which $17.7 million expires beginning in 2033 and $171.4 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $199.0 million which are set to begin expiring in 2030. As of December 31, 2023, the Company had federal and California research and development tax credit carryforwards of $15.3 million and $9.9 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2023	2022
Balance as of January 1,	$6,608	$5,170
Increases related to current year tax positions	1,146	894
Increases related to prior year tax positions	1,844	544
Decreases related to prior year tax positions	(950)	—
Balance as of December 31,	$8,648	$6,608

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2023 and 2022 were $1.2 million and $0.9 million, respectively. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense and the Company recognized $0.3 million for both years ended December 31, 2023 and 2022, respectively. The Company expects to release $3.6 million of the uncertain tax positions within the next twelve months due to the expiration of various statute of limitations at the end of 2024. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $6.8 million.

Due to the net operating loss carryforwards, the Company’s United States federal and significant state returns are open to examination by the Internal Revenue Service and state jurisdictions for years ended December 31, 2012 and 2014, respectively, and forward. For Mexico, all tax years ended December 31, 2018 and forward remain open for examination by the Mexico taxing authorities. For India, all tax years remain open for examination by the India taxing authorities.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The Company elected the fair value option for all loans receivable held for investment and for all asset-backed notes. Loans that the Company designates for sale will continue to be accounted for as held for sale and recorded at the lower of cost or fair value until the loans receivable are sold.

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances as of the dates shown:

	December 31, 2023		December 31, 2022
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,824,342	$2,853,186	$2,999,062	$3,059,197
Loans receivable - credit cards	111,145	109,166	131,343	116,252
Total loans receivable at Fair Value	$2,935,487	$2,962,352	$3,130,405	$3,175,449
Liabilities
Asset-backed notes	$1,874,406	$1,780,005	$2,582,025	$2,387,674

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of December 31, 2023 consists of $2,726.6 million of unsecured personal loans receivable and $126.6 million of secured personal loans receivable.

	December 31, 2023			December 31, 2022
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	6.87%	51.00%	11.80%	5.06%	51.45%	9.86%
Remaining cumulative prepayments (1)	—%	28.17%	23.83%	—%	33.59%	28.73%
Average life (years)	0.18	1.37	1.01	0.05	1.52	1.01
Discount rate	10.10%	10.10%	10.10%	11.34%	11.34%	11.34%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument was $9.3 million as of December 31, 2023. The underlying cash flows were $12.2 million as of December 31, 2023. The fair value of the derivative instrument and underlying cash flows were not material as of December 31, 2022. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Consolidated Balance Sheets:

	December 31, 2023*
	Low	High	Weighted Average
Remaining cumulative charge-offs	1.09%	30.38%	10.56%
Remaining cumulative prepayments	0.01%	3.89%	0.92%
Average life (years)	0.36	2.00	1.64
Discount rate	17.00%	17.00%	17.00%
* Inputs as of December 31, 2022 were not disclosed as the balance was not yet material

	December 31, 2023	December 31, 2022
Credit Card Receivables	Range	Range
Remaining cumulative charge-offs (1)	20.16%	22.80%
Principal payment rate (1)	7.06%	9.28%
Average life (years)	1.00	0.69
Discount rate	10.20%	14.84%
(1) Figure disclosed as a percentage of outstanding principal balance.

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the years ended December 31, 2023 and 2022. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	December 31,
(in thousands)	2023	2022
Balance – beginning of period	$3,175,449	$2,407,722
Principal disbursements	2,841,916	3,921,347
Principal payments from borrowers	(2,599,503)	(2,729,545)
Gross charge-offs	(437,330)	(355,178)
Net (decrease) increase in fair value	(18,180)	(68,897)
Balance ‑ end of period	$2,962,352	$3,175,449

As of December 31, 2023, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $5.2 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $41.5 million. As of December 31, 2022, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $4.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $35.2 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	December 31, 2023
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$91,187	$91,187	$91,187	$—	$—
Restricted cash	114,829	114,829	114,829	—	—
Liabilities
Accounts payable	5,288	5,288	5,288	—	—
Secured financing (Note 8)	290,949	285,231	—	285,231	—
Asset-backed borrowings at amortized cost (Note 8)(1)	580,101	580,101	—	—	580,101
Acquisition and corporate financing (Note 8)	285,682	286,865	—	286,865	—
(1) As of December 31, 2023, the Company estimates the carrying value of asset-backed borrowings at amortized cost to approximate their fair value as the underlying cash flows and associated assumptions are reviewed and updated each period.

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
•Secured financing, acquisition and corporate financing ‑ The fair values of the secured financing and acquisition and corporate financing have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.
•Asset-backed borrowings at amortized cost ‑ The fair values of the asset-backed borrowings at amortized cost have been calculated by discounting the contractual cash flows at the interest rate the Company estimates such arrangement would bear if executed in the current market, which is a Level 3 input measure.
There were no transfers in or out of Level 3 assets and liabilities for the years ended December 31, 2023 and 2022.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of 6 years or less.

The Company has elected the practical expedient to keep leases with terms of 12 months or less off the balance sheet as no recognition of a lease liability and a right-of-use asset is required. Operating lease expense is recognized on a straight-line basis over the lease term in “Technology and facilities” in the Consolidated Statements of Operations.

All of the Company’s existing lease arrangements are classified as operating leases. At the inception of a contract, the Company determines if the contract is or contains a lease. At the commencement date of a lease, the Company recognizes a lease liability equal to the present value of the lease payments and a right-of-use asset representing the Company’s right to use the underlying asset for the duration of the lease term. The

Company’s leases include options to extend or terminate the arrangement at the end of the original lease term. The Company generally does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. Variable lease payments and short-term lease costs were deemed immaterial. The Company’s leases do not provide an explicit rate. The Company uses its contractual borrowing rate to determine lease discount rates.

As of December 31, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024	$12,786
2025	10,851
2026	4,700
2027	1,661
2028	435
2029	40
Thereafter	—
Total lease payments	30,473
Imputed interest	(2,097)
Total leases	$28,376

Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.72%

As of December 31, 2022, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2023	$13,879
2024	11,940
2025	9,969
2026	3,918
2027	1,032
Thereafter	25
Total lease payments	40,763
Imputed interest	(2,816)
Total leases	$37,947

Weighted average remaining lease term	3.2 years
Weighted average discount rate	4.06%

Rental expenses under operating leases for the years ended December 31, 2023 and 2022 were $17.4 million and $18.5 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $44.8 million in 2024, $26.5 million in 2025, $3.3 million in 2026, $1.0 million in 2027, and $0.0 million in 2028 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of December 31, 2023, the Company has a commitment to purchase an additional $12.9 million of program loans based on originations through December 31, 2023.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at December 31, 2023 and 2022 were $32.9 million and $45.0 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico’s Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of December 31, 2023, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $3.8 million, consisting of $1.2 million of value-added tax and $2.6 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

On September 14, 2022, the Company entered into an agreement to borrow $150.0 million of a senior secured term loan with certain funds associated with Neuberger Berman Specialty Finance (“Neuberger”). On March 10, 2023, the Company upsized and amended its Corporate Financing and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the additional $75.0 million, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share (the “Warrants”). Following the issuance of the Warrants, Neuberger is now deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. See Note 8, Borrowings for additional information on the Second Amendment of the Corporate Financing and Note 10, Stockholders' Equity for additional information on the Warrants.

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company has agreed to sell up to $300.0 million of its personal loan originations over the next twelve months. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the year ended December 31, 2023, the Company transferred loans receivable totaling $220.5 million. See Note 8, Borrowings – Asset-backed borrowings at amortized cost for additional information on the forward flow whole loan sale agreement.

For the year ended December 31, 2023, the Company recorded interest expense of $38.3 million related to the Corporate Financing agreement and $8.7 million related to the secured borrowing agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. The Company also recorded $20.0 million of interest income in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023 related to transferred loans.

Loans receivable at fair value underlying the secured borrowing with Neuberger was $200.8 million as of December 31, 2023. The Company had Asset-backed borrowings at amortized costs of $201.8 million and corporate financing of $204.1 million due to Neuberger as of December 31, 2023. The Company also had an insignificant amount of Interest and fee receivable, net, and Other liabilities in its Consolidated Balance Sheets as of December 31, 2023 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Subsequent Events

On February 13, 2024, Oportun Financial Corporation (the “Company”) issued a press release announcing the issuance of $199.5 million two-year asset-backed notes (the “Notes”) by Oportun Issuance Trust 2024-1 (the “Issuer”) and secured by a pool of its unsecured and secured personal installment loans (the “2024-1 Securitization”). The 2024-1 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.600% per annum and weighted average coupon of 8.434% per annum.

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

As of December 31, 2023, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of Exchange Act that occurred during the during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oportun Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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
March 15, 2024

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
Corporate Financing
Senior secured term loan secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company. Included in "Acquisition and corporate financing" on the Consolidated Balance Sheets

Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
Emergency Hardship Deferral	Any receivable that currently has one or more payments deferred and added at the end of the loan payment schedule in connection with a local or wide-spread emergency declared by local, state or federal government
FICO® score or FICO®	A credit score created by Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance, excluding Corporate Financing, divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Members
Members include borrowers with an outstanding or successfully paid off loan, originated by us or under a bank partnership program that we service, or individuals who have been approved for a credit card issued under a bank partnership program. Members also include individuals who had signed-up to use or are using our Set & Save product or historically our checking, investing and/or retirement products

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
Products
Products refers to the aggregate number of personal loans and/or credit card accounts that our Members have had or been approved for that have been originated by us or through one of our bank partners. Products also include the aggregate number of digital banking products we offer, including Set & Save, checking, investing and/or retirement products, that our Members use or have signed-up to use

Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing
Asset-backed revolving debt facilities, including (1) PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts

Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our directors, executive officers and audit committee and code of conduct, will be included in our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2023 ("2023 Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Oportun, Inc. and its subsidiaries are included in PART II - Item 8:

Consolidated Balance Sheets, December 31, 2023 and 2022

Consolidated Statements of Operations, years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flow, years ended December 31, 2023 and 2022

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.
Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1**	Agreement and Plan of Reorganization, dated as of November 15, 2021, by and among Oportun Financial Corporation, Yosemite Merger Acquisition Corp., Yosemite Acquisition Sub, LLC, Hello Digit, Inc. and Shareholder Representative Services LLC.	8-K	001-39050	2.1	11/16/2021
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.1	10/11/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2015, by and among the Oportun Financial Corporation and certain of its stockholders.	S-1	333-232685	4.2	7/17/2019
4.3	Form of Registration Rights Agreement.	10-K	001-39050	4.3	3/1/2022
4.4	Description of the Company's Capital Stock.					x
4.5	Form of Warrant	8-K	001-39050	4.1	3/13/2023
4.6	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023
10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019
10.2+	Amended and Restated 2005 Stock Option/Stock Issuance Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-232685	10.2	7/17/2019
10.3+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021
10.5+	Form of Performance-Based Restricted Stock Unit Award Agreement.	8-K	001-39050	10.1	12/12/2023
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.7+	Amended and Restated 2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-261964	10.1	6/15/2023
10.8+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.9+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.10	Sublease Agreement by and between Oportun, Inc. and TiVo Corporation, dated as of July 31, 2017.	S-1	333-232685	10.8	7/17/2019
10.11-1	Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.1	9/16/2019
10.11-2	Series 2019-A Supplement to Base Indenture by and between Oportun Funding XIII, LLC and Wilmington Trust, National Association, dated as of August 1, 2019.	S-1/A	333-232685	10.17.2	9/16/2019
10.12-1	Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.	10-Q	001-39050	10.3.1	5/7/2021
10.12-2	Series 2021-A Supplement to Base Indenture by and between Oportun Funding XIV, LLC and Wilmington Trust, National Association, dated as of March 8, 2021.	10-Q	001-39050	10.3.2	5/7/2021
10.13**	Indenture by and between Oportun Issuance Trust 2021-B, and Wilmington Trust, National Association, dated as of May 10, 2021.	10-Q	001-39050	10.1	8/6/2021
10.14^**	Indenture by and between Oportun Issuance Trust 2021-C, and Wilmington Trust, National Association, dated as of October 28, 2021.	10-Q	001-39050	10.3	11/4/2021

10.15-1^**	Receivables Retention Facility Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.1	2/23/2021
10.15-2^**	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.2	2/23/2021
10.16-1^**	Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 8, 2021.	10-Q	001-39050	10.2	11/4/2021
10.16-2**	First Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 22, 2022.	10-Q	001-39050	10.4.1	8/9/2022
10.16-3**	Second Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 25, 2022.	10-Q	001-39050	10.4.2	8/9/2022
10.16-4**	Third Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.4.3	8/9/2022
10.16-5**	Fourth Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 14, 2022.	10-Q	001-39050	10.2	11/8/2022
10.16-6**	Fifth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of June 29, 2023.	10-Q	001-39050	10.2	8/9/2023
10.17-1**	Indenture between Oportun RF, LLC and Wilmington Trust, National Association, dated as of December 20, 2021.	10-K	001-39050	10.19	3/1/2022
10.17-2	First Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of May 24, 2022.	10-Q	001-39050	10.3.1	8/9/2022
10.17-3	Second Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of July 28, 2022.	10-Q	001-39050	10.3.2	8/9/2022
10.17-4	Third Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of November 2, 2022.	10-K	001-39050	10.19-4	3/14/2023
10.17-5	Fourth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of December 22, 2022.	10-K	001-39050	10.19-5	3/14/2023
10.17-6**	Fifth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of February 10, 2023.	10-K	001-39050	10.19-6	3/14/2023
10.17-7	Sixth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of December 20, 2023.					x
10.17-8	Seventh Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of February 29, 2024.					x
10.17-9**	Eighth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of March 8, 2024.	8-K	001-39050	10.1	3/14/2024
10.18-1**	Indenture between CCW Trust and Wilmington Trust, National Association, dated as of December 20, 2021.	10-K	001-39050	10.2	3/1/2022
10.18-2	First Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of June 3, 2022.	10-Q	001-39050	10.5.1	8/9/2022
10.18-3**	Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and Wilmington Savings Fund Society, FSB, dated as of June 21, 2022.	10-Q	001-39050	10.5.2	8/9/2022

10.18-4**	Third Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of September 14, 2022.	10-Q	001-39050	10.3	11/8/2022
10.18-5**	Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and Wilmington Savings Fund Society, FSB, dated as of September 28, 2022.	10-Q	001-39050	10.4	11/8/2022
10.18-6**	Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun CCW Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and WebBank, dated as of March 8, 2023.	10-K	001-39050	10.20-6	3/14/2023
10.18-7**	Fifth Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of July 27, 2023					x
10.18-8**
Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun CCW Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and WebBank, dated as of November 28, 2023.
						x
10.18-9**	Seventh Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of December 22, 2023.					x
10.19-1	Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.1	5/10/2022
10.19-2**	Series 2022-1 Supplement to Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.2	5/10/2022
10.20**	Indenture between Oportun Issuance Trust 2022-A and Wilmington Trust, National Association, dated as of May 23, 2022.	10-Q	001-39050	10.1	8/9/2022
10.21**	Indenture between Oportun Issuance Trust 2022-2 and Wilmington Trust, National Association, dated as of July 22, 2022.	10-Q	001-39050	10.2	8/9/2022
10.22-1^**	Credit Agreement, dated as of September 14, 2022, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	10-Q	001-39050	10.1	11/8/2022
10.22-2
Amendment No. 1 to Credit Agreement, dated as of November 22, 2022, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.
		10-K	001-39050	10.24-2	3/14/2023
10.22-3^**	Amendment No. 2 to Credit Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	10.1	3/13/2023
10.22-4^**	Amendment No. 3 to Credit Agreement, dated as of March 12, 2024, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	10.2	3/14/2024
10.23**	Indenture between Oportun Issuance Trust 2022-3 and Wilmington Trust, National Association, dated as of November 3, 2022.	10-Q	001-39050	10.5	11/8/2022
10.24^**
Receivables Loan and Security Agreement, dated as of October 20, 2023, by and among Oportun CL Trust 2023-A, Oportun, Inc., and Oportun CL Depositor, LLC, Wilmington Trust, National Association and the Lenders party thereto.
						x
10.25^**	Program Agreement, by and between Oportun, Inc. and MetaBank, N.A., dated as of August 11, 2020.	10-Q	001-39050	10.1	11/12/2020
19.1	Insider Trading Policy					x
21.1	List of Subsidiaries of Oportun Financial Corporation					x
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation	x
32.1*	Section 1350 Certifications	x
97.1	Compensation Recovery Policy	x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

^ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K by means of marking such portions with asterisks because the Registrant has determined that the information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

** Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2024.

Date:	March 15, 2024	By:	/s/ Jonathan Coblentz
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

/s/ Raul Vazquez	/s/ Jonathan Coblentz
Raul Vazquez	Jonathan Coblentz
(President, Chief Executive Officer, and Director)	(Chief Financial Officer and Chief Administrative Officer)
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 15, 2024	Date: March 15, 2024

/s/ Casey Mueller	/s/ Roy Banks
Casey Mueller	Roy Banks
(Senior Vice President, Global Controller and Principal Accounting Officer)	(Director)
(Principal Accounting Officer)	Date: March 15, 2024
Date: March 15, 2024

/s/ Jo Ann Barefoot	/s/ Mohit Daswani
Jo Ann Barefoot	Mohit Daswani
(Director)	(Director)
Date: March 15, 2024	Date: March 15, 2024

/s/ Ginny Lee	/s/ Carlos Minetti
Ginny Lee	Carlos Minetti
(Director)	(Director)
Date: March 15, 2024	Date: March 15, 2024

/s/ Louis P. Miramontes	/s/ Sandra Smith
Louis P. Miramontes	Sandra Smith
(Director)	(Director)
Date: March 15, 2024	Date: March 15, 2024

/s/ R. Neil Williams
R. Neil Williams
(Director)
Date: March 15, 2024