Form 10-K/A
period 2023-12-31
Oportun Financial Corp
filed 2024-04-29
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1
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

The number of shares of registrant’s common stock outstanding as of April 24, 2024 was 35,586,052.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 15, 2024, Oportun Financial Corporation filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2024 annual meeting of stockholders will be filed within 120 days of December 31, 2023. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, the terms “Oportun Financial Corporation,” “Company,” “Oportun,” “we,” “us,” and “our” mean Oportun Financial Corporation and its subsidiaries unless the context indicates otherwise.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

The following biographical and certain other information for each of our directors or director nominees is presented as of April 24, 2024:

Roy Banks, age 57, has served as a member of our Board since September 2021. Mr. Banks currently serves as Chief Executive Officer and a director of Nexio. Mr. Banks previously served as Chief Executive Officer and director of Weave Communications from December 2020 to September 3, 2022. Prior to joining Weave Communications, he served as a CEO Partner of Tritium Partners from July 2019 to August 2020. Prior to that, he was the President of the LoadPay Business Unit from July 2018 to March 2019, a board member for Truckstop from May 2017 to March 2019, and a board member of TEZ Technology from May 2014 to December 2022. He also served as the CEO of Network Merchants Inc. from May 2014 to May 2018. Mr. Banks currently serves as a Venture Partner for Pelion Venture Partners and a board member for Complete Merchant Services. Mr. Banks graduated from Utah Valley University with a B.A. in Business Management. We believe Mr. Banks’ broad experience with high-tech and financial transaction processing, and leadership experience at technology-enabled companies enables him to make valuable contributions to our Board.

Jo Ann Barefoot, age 74, has served as a member of our Board since October 2016. Ms. Barefoot is CEO and Founder of the nonprofit organization AIR - the Alliance for Innovative Regulation, Co-founder of Hummingbird RegTech, CEO of Barefoot Innovation Group and host of the podcast show Barefoot Innovation. Ms. Barefoot was a Senior Fellow at the John F. Kennedy School of Government’s Mossovar-Rahmani Center for Business and Government at Harvard University from July 2015 to June 2017. She serves on the Milken Institute FinTech Advisory Committee and previously served on the Consumer Advisory Board of the Consumer Financial Protection Bureau. Ms. Barefoot previously chaired the boards of directors of the Financial Health Network and FinRegLab and is still on the latter board. She previously served as Deputy Comptroller of the Currency, on the staff of the U.S. Senate Committee on Banking, Housing and Urban Affairs, as Co-Chair of the consulting firm Treliant Risk Advisors, as a Partner and Managing Director at KPMG Consulting and as Director of Mortgage Finance for the National Association of Realtors. Ms. Barefoot received a B.A. in English from the University of Michigan. We believe that Ms. Barefoot’s deep understanding of consumer finance and experience in government and community service provide her with a uniquely diverse perspective that benefits our Board.

Mohit Daswani, age 49, has served as a member of our Board since February 2024. He currently serves as the Chief Financial Officer of ThoughtSpot, Inc., an AI-enabled business analytics company. Prior to joining ThoughtSpot in January 2020, Mr. Daswani was the Head of Finance & Strategy at Square, Inc. He previously held leadership roles in Corporate Development and Finance at PayPal, Inc. and was a private equity investor in the financial services, healthcare, and IT industries as a Principal at JMI Equity, a Principal at FTV Capital, and previously as a long-tenured private equity professional at J.P. Morgan. Mr. Daswani is also an advisory Board Member of Centana Growth Partners since 2018. Mr. Daswani holds a Bachelor’s degree in Economics from Columbia University and an M.B.A. from the Harvard Business School. We believe Mr. Daswani is qualified to serve as a member of our Board because of his extensive experience in the financial and technology sectors, as well as his leadership experience in the areas of investing, finance and accounting.

Ginny Lee, age 57, has served as a member of our Board since September 2021. From December 2016 to June 2021, Ms. Lee served as the President and Chief Operating Officer of Khan Academy, a non-profit online education technology organization. Prior to Khan Academy, Ms. Lee spent more than 17 years at Intuit where she held multiple senior operational and technical roles, including Senior Vice President and General Manager of Intuit’s Employee Management Solutions Division, as well as Chief Information Officer. She currently serves as an advisor and director for several private companies. Ms. Lee received dual baccalaureate degrees in Business Economics and Organizational Behavior and Management from Brown University and a M.B.A. from the Stanford Graduate School of Business. We believe that Ms. Lee’s strong background of business, technology leadership roles and experience bringing products to market enable her to make valuable contributions to our Board.

Carlos Minetti, age 61, has served as a member of our Board since February 2024. He was the Executive Vice President, President - Consumer Banking for Discover Financial Services (“Discover”), a role he held from February 2014 to September 2023. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010) and Executive Vice President for Cardmember Services and Chief Risk Officer (2001 to 2007). Prior to joining Discover, Mr. Minetti worked in card operations and risk management for American Express Company from 1987 to 2000, where he last served as Senior Vice President. Mr. Minetti currently serves as a member of the board of directors of Trustmark Mutual Holding Company, the Better Business Bureau of Chicago and Northern Illinois, and the Ann & Robert H. Lurie Children’s Hospital of Chicago Foundation. He was a member of the board of directors of Discover Bank from 2001 to 2023. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A&M University and an M.B.A. from the Booth School of Business at The University of Chicago. We believe that Mr. Minetti’s extensive experience in the consumer finance industry enable him to make valuable contributions to our Board.

Louis P. Miramontes, age 69, has served as a member of our Board since October 2014. Mr. Miramontes is an experienced financial executive and qualified audit committee financial expert. He was a senior partner at KPMG LLP, a public accounting firm, from 1976 to September 2014, where he served in leadership functions, including Managing Partner of the KPMG San Francisco office and Senior Partner KPMG’s Latin American Region. Mr. Miramontes was also an audit partner directly involved with providing audit services to public and private companies, which included serving with client boards of directors and audit committees regarding financial reporting, auditing matters, SEC compliance and Sarbanes-Oxley regulations. Mr. Miramontes currently serves on the board of directors of Lithia Motors, Inc. and a private company, and previously served on the board of directors of Rite Aid Corporation. Mr. Miramontes received a B.S. in Business Administration from California State University, East Bay, and he is a Certified Public Accountant in the State of California. We believe Mr. Miramontes is qualified to serve on our Board due to his professional experience and deep audit and financial reporting expertise.

Scott Parker, age 56, has served as a member of our Board since April 2024. Mr. Parker currently serves as Chief Financial Officer of NationsBenefits, LLC, since June 2022. Previously, Mr. Parker served as Executive Vice President and Chief Financial Officer of Ryder System, Inc. (“Ryder”), from April 2021 to June 2021.  Prior to Ryder, Mr. Parker served as Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc. (“OneMain”), from November 2015 to March 2019. Prior to OneMain, Mr. Parker served as Executive Vice President and Chief Financial Officer of CIT Group Inc., which was acquired by First Citizens BancShares, Inc., from 2010 to 2015. Since October 2022, Mr. Parker has served on the board of directors of DailyPay, Inc., where he is also the Chairman of its Audit and Risk Committee since November 2023. He also served on the board of directors of Feeding South Florida, a non-profit organization, from 2019 to 2022, where he served as Treasurer and as a member of the Finance Committee. Mr. Parker earned a B.S. in Agricultural Economics from Cornell University. We believe Mr. Parker is qualified to serve as a member of our Board because of his extensive leadership experience and background in financial services.

Sandra A. Smith, age 53, has served as a member of our Board since September 2021. From 2018 to April 2021, Ms. Smith served as the Chief Financial Officer of Segment.io (“Segment”), which was acquired by Twilio Inc (“Twilio”). Before joining Segment, Ms. Smith served as the Vice President, Finance at Twilio, from 2013 to 2018, and in various roles at Akamai Technologies, Inc. from 2003 to 2013. Ms. Smith currently serves as a director at several private companies. Ms. Smith holds a B.F.A. from the University of Michigan, an M.B.A. from Boston College Carroll Graduate School of Management and a J.D. from Boston College Law School. We believe that Ms. Smith is qualified to serve on our Board due to her broad operational experience at high-tech companies and significant leadership experience in the areas of finance, accounting, and audit oversight.

Richard Tambor, age 62, has served as an observer on our Board since April 2024 and will stand for election as a nominee at our next annual stockholder meeting. Mr. Tambor previously served as the Executive Vice President and Chief Risk Officer at OneMain, from May 2014 to December 2022. Prior to OneMain, Mr. Tambor served as the Senior Vice President of Risk Management from 2011 to 2013, and as the Senior Vice President and Chief Risk Officer of Retail Financial Services from 2009 to 2011 at JPMorgan Chase & Co. Prior to joining JPMorgan, Mr. Tambor served as the Managing Director at Novantas LLC, from 2008 to 2009. Prior to Novantas LLC, Mr. Tambor served at American Express Travel Related Services Co., Inc. (parent organization of American Express) from 1987 to 2005, where he held several senior management positions, including President and General Manager, Senior Vice President and General Manager of Small Business Lending, Senior Vice President and Chief Risk Officer, Vice President Customer Management of Institutional Risk Management, and Vice President of Worldwide Authorizations. Mr. Tambor previously served as a member on the board of directors at several non-profit organizations, including Habitat for Humanity of Newark, New Jersey, the Cora Hartshorn Arboretum and Bird Sanctuary, and Count Me In for Women’s Economic Independence. Mr. Tambor received a B.A. in Economics from The Hebrew University of Jerusalem, and an M.A. in Economics from New York University. We believe that Mr. Tambor’s extensive experience and leadership in the consumer finance industry and risk management experience enable him to make valuable contributions to our Board.

Raul Vazquez, age 52, has served as our Chief Executive Officer and as a member of our Board since April 2012. Prior to joining Oportun, Mr. Vazquez served in various positions since 2002 at Walmart.com and Walmart Inc., including three years as Chief Executive Officer of Walmart.com. Mr. Vazquez has served as member of the board of directors of Intuit Inc. since May 2016 and previously served as a director of Staples, Inc. from 2013 to 2016. In addition, Mr. Vazquez has served as a member of the Consumer Advisory Board of the CFPB and the Community Advisory Council of the Federal Reserve Board, where he also served as Chair. Mr. Vazquez received a B.S. and M.S. in Industrial Engineering from Stanford University and an M.B.A. from the Wharton Business School at the University of Pennsylvania. We believe Mr. Vazquez’ experience in our industry, his role as our Chief Executive Officer, and his extensive insight to the Company enable him to make valuable contributions to our Board.

R. Neil Williams, age 71, has served as a member of our Board since November 2017. Mr. Williams has served as Executive Vice President and Chief Financial Officer at Intuit Inc. from January 2008 to February 2018. Prior to joining Intuit, from April 2001 to September 2007, Mr. Williams served as Executive Vice President of Visa U.S.A., Inc. and from November 2004 to September 2007, he served as Chief Financial Officer. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization. He has been an independent director of RingCentral, Inc. since March 2012 and previously served on the board of directors of Amyris, Inc. from May 2013 to March 2020. His previous banking experience includes senior financial positions at commercial banks in the Southern and Midwestern regions of the United States. Mr. Williams, a certified public accountant, received his bachelor’s degree in business administration from the University of Southern Mississippi. We believe that Mr. Williams’s professional experience in the areas of finance, accounting, and audit oversight enables him to make valuable contributions to our Board.

Executive Officers

The following biographical information for our executive officers is presented as of April 24, 2024:

For the biography of Mr. Vazquez, see “Board of Directors” above.

Jonathan Coblentz, age 53, has served as our Chief Financial Officer since July 2009 and our Chief Administrative Officer since September 2015. Prior to joining Oportun, Mr. Coblentz served as Chief Financial Officer and Treasurer of MRU Holdings, Inc., a publicly-traded student loan finance company, from April 2007 to February 2009. Prior to joining MRU Holdings, Mr. Coblentz was a Vice President at Fortress Investment Group, LLC, a global investment management company. Prior to his time at Fortress, Mr. Coblentz spent over seven years at Goldman, Sachs & Co. Mr. Coblentz began his career at Credit Suisse First Boston. Mr. Coblentz received a B.S., summa cum laude, in Applied Mathematics with a concentration in Economics from Yale University.

Patrick Kirscht, age 56, has served as our Chief Credit Officer since October 2015, and previously served as our Vice President, Risk Management and Chief Risk Officer from October 2008 to October 2015 and our Senior Director, Risk Management from January 2008 to October 2008. Prior to joining Oportun, Mr. Kirscht was Senior Vice President of Risk Management for HSBC Card Services, Inc., the consumer credit card segment of HSBC Holdings, from 2007 to 2008. Mr. Kirscht joined HSBC Card Services in 2005 as part of HSBC’s acquisition of Metris Companies Inc., a start-up mono-line credit card company. Mr. Kirscht joined Metris Companies in 1995, where he served as Vice President of Planning and Analysis until he moved to Risk Management in 2004. Mr. Kirscht received a B.S. in Economics with a minor in Statistics, a B.S. in Business, and an M.B.A. from the University of Minnesota.

Kathleen Layton, age 44, has served as our Chief Legal Officer and Corporate Secretary since July 2023. She previously served as our Senior Vice President, Deputy General Counsel and Corporate Secretary from March 2020 to July 2023, as our Vice President, Assistant General Counsel from December 2017 to March 2020, and as our Senior Director, Senior Corporate Counsel from September 2015 to December 2017. Prior to joining Oportun, Ms. Layton was a Senior Corporate Counsel at ServiceNow and an attorney at Simpson Thacher & Bartlett LLP and McDermott Will & Emery LLP. Ms. Layton received a B.A. from the University of Wisconsin-Madison, and a J.D. from the University of Wisconsin Law School.

Board Committees

Our Board has established an audit and risk committee, a compensation and leadership committee, a credit risk and finance committee and a nominating, governance and social responsibility committee. Our Board may establish other committees to facilitate the oversight of our business. The composition and functions of each committee are described below. Each of the committees operates pursuant to a written charter, available on our investor relations website (http://investor.oportun.com/corporate-governance/governance-documents). Members serve on these committees until their resignation or until otherwise determined by our Board.

	Audit and Risk Committee	Compensation and Leadership Committee	Credit Risk and Finance Committee	Nominating, Governance and Social Responsibility Committee
Roy Banks(1)		C		M
Jo Ann Barefoot(2)			M	M
Mohit Daswani(3)	M, E	M
Ginny Lee		M		C
Carlos Minetti(4)			M	M
Louis P. Miramontes(5)	M, E	M
Scott Parker(6)	M, E	M
Sandra A. Smith(7)	C, E		M
R. Neil Williams(8) L	M, E		C
C - Committee Chair	M - Committee Member	L - Lead Independent Director	E - Audit Committee Financial Expert

(1)
Effective June 6, 2023, Mr. Banks was appointed as the chair of the compensation and leadership committee. Effective February 7, 2024, Mr. Banks was no longer a member of the credit risk and finance committee and was appointed as a member of the nominating, governance and social responsibility committee.

(2)	Effective February 7, 2024, Ms. Barefoot was appointed as a member of the nominating, governance and social responsibility committee and was no longer a member of the audit and risk committee.
(3)	Effective February 7, 2024, Mr. Daswani was appointed as a member of the audit and risk committee and the compensation and leadership committee.
(4)	Effective February 7, 2024, Mr. Minetti was appointed as a member of the credit risk and finance committee and the nominating, governance and social responsibility committee.
(5)
Effective February 7, 2024, Mr. Miramontes was appointed as a member of the compensation and leadership committee and was no longer a member of the nominating, governance and social responsibility committee.

(6)	Effective April 19, 2024, Mr. Parker was appointed as a member of the audit and risk committee and the compensation and leadership committee.
(7)
Effective November 4, 2023, Ms. Smith was appointed as the chair of the audit and risk committee. On the same date, Ms. Smith stepped down as the chair of the credit risk and finance committee, and continued as a committee member.

(8)
Effective November 4, 2023, Mr. Williams was appointed as the Lead Independent Director. On the same date, Mr. Williams was appointed as the chair of the credit risk and finance committee and he stepped down as the chair of the audit and risk committee and continued as a committee member.

Audit and Risk Committee
Sandra A. Smith (Chair)*+ Mohit Daswani+ Louis Miramontes+ Scott Parker+ R. Neil Williams+	Primary responsibilities:
	•	Oversee the integrity of Oportun’s financial statements and Oportun’s accounting and financial reporting process (both internal and external) and financial statement audits;
	•	Oversee the qualifications and independence of the independent auditor;
	•	Oversee the performance of Oportun’s internal audit function and independent auditors;
	•	Oversee finance matters;
	•	Review and approve related-person transactions;
	•	Oversee enterprise risk management; privacy and data security; and the auditing, accounting, and financial reporting process generally; and
	•	Oversee Oportun’s systems of internal controls, including the internal audit function.

*Since November 2023 +Financial Expert
Our Board has determined that each member of the Audit and Risk Committee satisfies the relevant SEC and Nasdaq independence requirements.

Our Board has determined that Mr. Daswani, Mr. Miramontes, Mr. Parker, Ms. Smith, and Mr. Williams each qualifies as an “audit committee financial expert” as that term is defined under the SEC, and possesses financial sophistication, as defined under the Nasdaq listing standards.

Compensation and Leadership Committee
Roy Banks (Chair)* Mohit Daswani Ginny Lee Louis Miramontes Scott Parker Compensation and Leadership Committee Report page 25 *Since June 2023	Primary responsibilities:
	•	Oversee human resources, compensation and employee benefits programs, policies, and plans;
	•	Review and advise on management succession planning and executive organizational development;
	•	Review and approve the compensatory arrangements with our executive officers and other senior management;
	•	Approve the compensation program for Board members;
	•	Assist the Board in its oversight of management’s strategies, policies, and practices relating to Oportun’s people and teams; and
	•	Oversee Oportun’s policies and strategies relating to culture and human capital management, including diversity, equity, inclusion and belonging (DEIB).

For a description of the compensation and leadership committee’s processes and procedures, including the roles of its independent compensation consultant and the CEO in support of the committee’s decision-making process, see the section entitled “Executive Compensation” beginning on page 7.

Credit Risk and Finance Committee
R. Neil Williams (Chair)* Jo Ann Barefoot Carlos Minetti Sandra A. Smith *Since November 2023	Primary responsibilities:
	•	Review the quality of our credit portfolio and the trends affecting that portfolio through the review of selected measures of credit quality and trends;
	•	Oversee credit and pricing risk and monitors policy administration and compliance;
	•	Monitor projected compliance with the covenants and restrictions arising under our financial obligations and commitments;
	•	Assess funding acquisitions, borrowing and lending strategy; and
	•	Review potential financial transactions and commitments, including equity and debt financings, capital expenditures, and financing arrangements.

Nominating, Governance and Social Responsibility Committee
Ginny Lee (Chair)* Roy Banks Jo Ann Barefoot Carlos Minetti *Since November 2022	Primary Responsibilities:
	•	Identify and recommend qualified candidates for election to the Board;
	•	Oversee the composition, structure and size of the Board and its committees;
	•	Oversee corporate governance policies and practices, including Oportun’s Code of Business Conduct;
•
Oversee Oportun’s strategies, policies, and practices relating to environmental, social and governance (ESG) matters, responsible lending practices, government relations, charitable contributions and community development, human rights and other social and public policy matters; and

	•	Oversee the annual Board performance self-evaluation process.

Code of Business Conduct and Corporate Governance Guidelines

Our Board has adopted a Code of Business Conduct and Corporate Governance Guidelines that apply to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Corporate Governance Guidelines are available on our investor relations website (http://investor.oportun.com/corporate-governance/governance-documents). We intend to disclose any amendments to the Code of Business Conduct, or any waivers of its requirements, on our website to the extent required by the applicable rules and stock exchange requirements.

Compensation and Leadership Committee Interlocks and Insider Participation

None of the members of our compensation and leadership committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last fiscal year, as a member of the Board, compensation and leadership committee or other Board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our compensation and leadership committee.

Item 11.  Executive Compensation

Named Executive Officers

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities and Exchange Act of 1934, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow the Company to provide less detail about its executive compensation program, the compensation and leadership committee is committed to providing the information helpful to stockholders in understanding the Company’s executive compensation program. Accordingly, this section includes supplemental narratives that describe the executive compensation program for our named executive officers (“NEOs”) during fiscal year 2023, who consisted of:

Raul Vazquez	Kathleen Layton	Patrick Kirscht
Chief Executive Officer (“CEO”)	Chief Legal Officer and Corporate Secretary (“CLO”)	Chief Credit Officer (“CCO”)
Age: 52	Age: 44	Age: 56
Tenure: 12 years	Tenure: 8 years	Tenure: 16 years

2023 Financial Highlights and Challenges

2023 continued to present significant challenges for our business, including elevated inflation and high interest rates requiring further tightening actions. Our management team remained disciplined in managing and reducing operating expenses and diversifying our funding sources.

Despite a challenging macroeconomic environment and a tightened credit posture, we were able to deliver double-digit top-line growth, demonstrating the resilience of our business. We also made progress on our strategic priorities, including improving credit outcomes, and fortifying our business economics by focusing on our core lending and savings products while streamlining our operations. We remain focused on maximizing stockholder value by driving towards long-term growth and profitability, while delivering on our mission to provide access to responsible and affordable credit and adequate savings for our members.

Key 2023 highlights include:

•	Total revenue growth of 11% year-over-year to a record $1.1 billion.
•	Adjusted Operating Efficiency of 43%, a 15 percentage point improvement year-over-year.

•	Record cash flows from operating activities of $393 million, a 58% year-over-year increase.
•	Secured $700 million in whole loan sale program agreements with institutional investors.
•	Completed a $200 million private structured financing transaction.
•	Launched our Oportun Mobile App, to foster long-term, highly engaged relationships with our members.

For a reconciliation of non-GAAP Adjusted Operating Efficiency to GAAP Operating Efficiency, refer to the Reconciliation on Non-GAAP Financial Measures section of this amendment. The compensation and leadership committee believes that the NEO’s compensation was appropriately linked to company performance in 2023 and aligned the interests of our NEOs with the interests of our stockholders. The 2023 annual cash incentive program was linked to targets tied to the company’s total revenue and adjusted EBITDA, both of which were adversely affected by the challenging macroeconomic conditions. As a result, the program funded at 22.8% of the target for corporate performance, underscoring the company’s commitment to aligning compensation with overall corporate performance, as discussed in more detail below in “Elements of Executive Compensation and 2023 Compensation Decisions — Annual Incentive Plan.”

Oversight and Design of our Compensation Program

Compensation Philosophy and Objectives

We operate in a highly competitive and rapidly evolving market, and we expect competition among companies in our market to continue to increase. Our ability to compete and succeed in this environment is directly correlated to our ability to recruit, incentivize, and retain talented individuals.

We are guided by certain overarching values:

Primary Goals of our Executive Compensation Programs

Consistent with our values, the primary goals of our executive compensation program are as follows:

•	Attract, motivate and retain highly qualified and experienced executives who can execute our business plans in a fast-changing, competitive landscape.
•	Recognize and reward our executive officers fairly for achieving or exceeding rigorous corporate and individual objectives.
•	Align the long-term interests of our executive officers with those of our members and stockholders.

Key 2023 Program Changes

•
Adopted a new, enhanced long-term incentive program for our executive officers, which is intended to further align the interests of our executive officers with those of our stockholders, by granting both performance based restricted stock units (“PSUs”) and time-based restricted stock units (“RSUs”) to deliver annual long-term incentive compensation opportunities to our executives.

Fiscal 2023 Pay Mix

The key components of total compensation opportunity for each executive officer set by the compensation and leadership committee annually are short-term cash compensation (annual base salary and annual incentive award) and long-term equity incentive compensation (PSUs and RSUs), which we refer to collectively as the executive officer’s target total direct compensation. The target pay mix for fiscal 2023 for each NEO is shown below.

The CEO’s 2023 target total direct compensation decision focuses on variable and “at-risk” compensation that is closely aligned with Company performance. As shown in the chart below, the percentage of our CEO, Mr. Vazquez’ 2023 target total direct compensation that is incentive-based is 68%. For our CCO, Mr. Kirscht, the 2023 target total direct compensation that is incentive-based is 54%. For our CLO, Ms. Layton, the components of her 2023 target total direct compensation vary slightly from the other NEOs, due to her promotion in the second half of 2023. The portion of Ms. Layton’s 2023 target total direct compensation that is incentive-based is 52%.

11%
Long-term Equity Incentive - (PSU)
32%
Base Salary
24%
Long-term Equity Incentive (RSU)
CEO
Target Direct Compensation
68%
Incentive-based
33%
Target Annual Incentive

7%
Long-term Equity Incentive - (PSU)
14%
Long-term Equity Incentive (RSU)
54%
Incentive-based
33%
Target Annual Incentive
48%
Base Salary
CCO
Target Direct Compensation

12%
Target Annual Incentive
28%
Base Salary
40%
Long-term Equity Incentive (RSU)
CLO
Target Direct Compensation
52%
Incentive-based
10%
Bonus

Elements of our 2023 Compensation Program

Element of Pay	Form of Compensation		Structure	Philosophy

Base Salary	Cash	•	Initially set through arm’s-length negotiation at the time of hiring, taking into account level of responsibility, qualifications, experience, salary expectations and competitive market data.	Base salary is designed to be a competitive fixed component that establishes a guaranteed minimum level of cash compensation to recognize and reward day-to-day contributions of our executive officers.
•
Base salaries are then reviewed on an annual basis by the compensation and leadership committee and salary adjustments may be made based on factors described below under "Roles of the Compensation and Leadership Committee, Management and the Compensation Consultant."

Annual Cash Incentive	Cash	•	Annual cash incentive is based on a combination of financial and qualitative measures
The performance-based cash compensation was designed to reward the achievement of annual corporate performance relative to pre-established goals, as well as individual performance, contributions and strategic impact.

Long-term Equity Incentive	Performance Based Restricted Stock Units (PSU)			Long-term incentive compensation is an effective means for focusing our NEOs on driving increased stockholder value over a multi-year period and motivating them to remain employed with us.

Restricted Stock Units (RSU)

(1)	For the CEO, 80% on corporate performance and 20% on attainment of individual goals.
(2)
For all NEOs other than Ms. Layton, the annual equity mix consisted of approximately 50% PSUs and 50% RSUs. For Ms. Layton, long-term equity incentive was provided 100% in RSUs due to her not serving in an executive role for the full year of 2023. Beginning with 2024, it is anticipated that Ms. Layton will receive the same long-term equity incentive mix as the other NEOs.

Compensation Governance Policies and Practices

The Company’s executive compensation program is overseen by the compensation and leadership committee with the advice and support of the Company’s independent compensation consultant as well as input from the Company’s management team. The following summarizes certain executive compensation practices we have implemented to drive performance and create accountability and alignment with our stockholders, as well as the practices we have not implemented because we do not believe they would serve the Company and our stockholders’ long-term interests.

What We Do

- Design our executive compensation program so that a significant portion of the compensation for our NEOs is at risk based on the achievement of measures we believe drive the creation of long-term stockholder value
- Maintain individual employment arrangements with our executive officers
- Review our peer group on an annual basis
- Hold annual advisory non-binding stockholder vote to approve the compensation of our NEOs
- Retain an independent compensation consultant
- Stock ownership requirements for current Section 16 officers and directors
- Clawback policy for current Section 16 officers

What We Don't Do

- Allow hedging or pledging of Company securities
- Single trigger change in control severance benefits
- Excise tax “gross-ups” upon change in control
- Special benefit or retirement plans that are exclusive to the executive team

Roles of the Compensation and Leadership Committee, Management and the Compensation Consultant

Role of the Compensation and Leadership Committee
The compensation and leadership committee is responsible for overseeing our compensation programs and policies, including our equity incentive plans. Our compensation and leadership committee operates under a written charter adopted and approved by our Board, under which our Board retains concurrent authority with our compensation and leadership committee to approve compensation-related matters.

Each year, the compensation and leadership committee reviews and approves compensation decisions as they relate to our NEOs and other senior executive officers, including our CEO. The compensation and leadership committee initially establishes a framework by engaging in a baseline review of our current compensation programs, together with its independent compensation consultant and management, to ensure that they remain consistent with our business requirements and growth objectives. In this review, the independent compensation consultant is also asked to provide a perspective on changing market practices as to compensation programs, with a particular focus on our identified peer group and other companies with whom we compete directly for talent, as discussed below under “Role of Compensation Consultants” and “Use of Competitive Market Data”. Following this review, the compensation and leadership committee considers the recommendations of our CEO, as discussed below under “Role of Management.” The compensation and leadership committee also manages the annual review process of our CEO, in cooperation with our lead director, in which all members of our Board are asked to participate and provide perspective, resulting in a compensation and leadership committee recommendation to the full board regarding individual compensation adjustments for our CEO. As part of this review of the compensation of our NEOs and other senior executive officers, the compensation and leadership committee considers several factors, including:

Our compensation and leadership committee rely on their judgment and extensive experience serving on the boards of publicly traded companies to establish an annual target total direct compensation opportunity for each NEO that they believe will best achieve the goals of our executive compensation program and our short-term and long-term business objectives. The compensation and leadership committee retains flexibility to review our compensation structure periodically as needed to focus on different business objectives.

Role of Management
Our CEO works closely with the compensation and leadership committee in determining the compensation of our NEOs (other than his own) and other executive officers. Each year, our CEO reviews the annual performance of our NEOs and other executive officers and makes recommendations to the compensation and leadership committee (except as it relates to his own performance and compensation) regarding individual compensation adjustments, promotions, bonus pool funding, level of achievement of corporate goals and annual incentive plan payouts. Our CEO also identifies and recommends corporate and individual performance objectives for our annual incentive plan for approval by the compensation and leadership committee based on our business plan and strategic objectives for the relevant fiscal year, and makes recommendations on the size, frequency and terms of equity incentive awards and new hire compensation packages. These recommendations from our CEO are often developed in consultation with members of his senior management team, including our CFO and Chief People Officer.

In certain situations, our compensation and leadership committee may elect to delegate a portion of its authority to our CEO or a subcommittee, other than any authority relating to our executive officers. Our compensation and leadership committee has delegated to our CEO the authority to make employment offers to candidates at and below the senior vice president level without seeking the approval of the compensation and leadership committee, subject to certain parameters. In addition, our compensation and leadership committee has delegated to a subcommittee, currently made up of our CEO and CFO, the authority to approve certain equity grants to employees at and below the senior vice president level, subject to certain parameters approved by the compensation and leadership committee.

At the request of the compensation and leadership committee, our CEO typically attends a portion of each compensation and leadership committee meeting, including meetings at which the compensation and leadership committee’s compensation consultant is present. From time to time, various members of management and other employees, as well as outside legal counsel and consultants retained by management, attend compensation and leadership committee meetings to make presentations and provide financial and other background information and advice relevant to compensation and leadership committee deliberations. Our CEO and other NEOs do not typically participate in, or are present during, any deliberations or determinations of our compensation and leadership committee regarding their compensation or individual performance objectives.

Role of Compensation Consultants
The compensation and leadership committee has the authority under its charter to retain the services of one or more external advisors, including compensation consultants, legal counsel, accounting, and other advisors, to assist it in performance of its duties and responsibilities. The compensation and leadership committee makes all determinations regarding the engagement, fees, and services of these external advisors, and any such external advisor reports directly to the compensation and leadership committee.

During 2023, the compensation and leadership committee retained Willis Towers Watson as its independent compensation consultant to provide support and advisory services as it relates to our compensation program. Willis Towers Watson performs no other services for us other than its work for the compensation and leadership committee. Willis Towers Watson complied with the definition of independence under the Dodd-Frank Act and other applicable SEC and stock exchange regulations.

Use of Competitive Market Data

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Accordingly, our compensation and leadership committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies. Consequently, our compensation and leadership committee annually reviews market data for each executive officer’s position, as described below.

In addition to using survey data for similar sized companies, the compensation and leadership committee approved a peer group of comparable publicly-traded companies, developed with the assistance of Willis Towers Watson, to aid it in assessing the overall competitiveness of our executive compensation program and the key components of compensation under the program. The peer group was selected from publicly-traded companies with (i) similar industry focus (i.e., consumer finance, software and services) (ii) comparable company scope and size, or (iii) that have similar product offerings. Our compensation and leadership committee considered compensation data from the below-listed companies.

Atlanticus	Green Dot	MoneyLion	Regional Management	World Acceptance
CURO Group	LendingClub	OppFi	SoFi Technologies
Enova International	LendingTree	PROG Holdings	Upstart Holdings

Elements of Executive Compensation and 2023 Compensation Decisions

The key components of the target total direct compensation for each executive officer set by the compensation and leadership committee annually are annual base salary, short-term cash incentive compensation and long-term equity incentive compensation (PSUs and RSUs). The compensation and leadership committee generally positions total cash compensation and equity compensation in a way that the committee believes substantially links executive compensation to corporate performance and strikes a balance between our short-term and long-term strategic goals. A significant portion of our NEOs’ target total direct compensation opportunity is comprised of “at-risk” compensation in the form of performance-based annual incentive opportunities and equity awards in order to align the NEOs’ incentives with the interests of our stockholders and our corporate goals. The compensation and leadership committee believes that the target total direct compensation of our NEOs should be competitive within the markets in which we compete, while considering factors such as individual performance, company performance and any unique circumstances of the NEO’s position based on that individual’s responsibilities and market factors. We believe that this target will enable us to attract, motivate and retain the executive talent necessary to develop and execute our business strategy. The compensation and leadership committee reviews the compensation of our NEOs against our peer group, survey data sources, and other companies which we compete with for talent to provide a general assessment of the overall competitiveness of our executive compensation program. We also provide our NEOs with certain severance and change in control benefits, as well as other benefits generally available to all our employees, including retirement benefits under our 401(k) plan and participation in our employee benefit plans.

Base Salaries

Base salary is a fixed component of pay intended to recognize and reward the day-to-day contributions of our executive officers. Base salaries are initially set at the time of hiring, taking into account level of responsibility, qualifications, experience, salary expectations and market data. Base salaries are then reviewed on an annual basis by the compensation and leadership committee. The table below reflects changes in our NEOs’ salaries from the prior year.

Executives	2022 Annual Base Salary ($)	2023 Annual Base Salary ($)(1)		Change (%)
Raul Vazquez	700,000	595,000	(2)	(15.00)
Kathleen Layton	341,318	375,000	(3)	9.87
Patrick Kirscht	473,509	473,509		—

(1)	The base salary amount for each of our NEOs is approved by the compensation and leadership committee.
(2)
In connection with certain operating expense reduction efforts by the Company, Mr. Vazquez voluntarily requested a reduction of his annual base salary of 15%, effective November 11, 2023, which was reduced from $700,000 to $595,000 on an annualized basis.

(3)	Ms. Layton’s salary was increased on July 15, 2023 in connection with her promotion to Chief Legal Officer.

Annual Incentive Plan

Each of our NEOs was eligible to participate in our annual incentive plan for 2023. This performance-based cash compensation was designed to reward the achievement of annual corporate performance relative to pre-established goals, as well as individual performance, contributions and strategic impact.

The compensation and leadership committee established target annual incentive awards for each executive officer, denominated as a percentage of base salary, which were set at the same percentages of base salary for 2023 as in 2022.

	2023 Target Annual Incentive Award Opportunity
	Target Award ($)		Percentage of Base Salary (%)
Raul Vazquez	700,000	(1)	100
Kathleen Layton	113,625	(2)	65	(3)
Patrick Kirscht	307,780		65

(1)
In connection with Mr. Vazquez’ voluntary reduction in salary, the compensation and leadership committee agreed that with respect to the annual bonus calculation for 2023, Mr. Vazquez’ target award would be determined using the annual base salary in effect immediately before the reduction.

(2)
Ms. Layton was only eligible for this bonus opportunity for approximately five months of the year, which is the prorated portion of time in which she served in an executive capacity. This Target Award represents the time in which Ms. Layton served as Chief Legal Officer.

(3)
Ms. Layton was only eligible for this bonus opportunity for approximately five months of the year, which is the prorated portion of time in which she served in an executive capacity. This represents the bonus opportunity for Ms. Layton assuming no proration.

For 2023, the compensation and leadership committee approved the corporate performance goals and their respective weightings set forth below. Our compensation and leadership committee believes these are the appropriate drivers for our business as they provide a balance between growth and strengthening our financial position while operating in a challenging environment. Periodically throughout the year, the compensation and leadership committee may revise corporate performance goals and weightings for annual incentive awards based on our business priorities and annual operating plan. Our Adjusted EBITDA and total revenue performance metrics allow the compensation and leadership committee to accurately assess the Company’s productivity and efficiency, while evaluating comparative results period-over-period. Please refer to the Reconciliation on Non-GAAP Financial Measures section of this amendment for the Company’s definition of Adjusted EBITDA.

In 2023, the annual incentive awards were weighted 75% on corporate performance and 25% on attainment of individual goals for all of our NEOs, except for our CEO. The annual incentive award for the CEO was weighted 80% on corporate performance and 20% on attainment of individual goals. Individual goal achievement for each NEO’s performance was determined by the compensation and leadership committee.

(1)	For the CEO, the weightings were 80% on corporate performance and 20% on attainment of individual goals.

Our 2023 performance included several achievements but ultimately fell short of our expectations. The following provides additional information regarding the corporate goals under our Annual Incentive Plan.

Metric (Weighting)		Target ($)	Actual ($)	Percent attainment (%)
Total Revenue and Adjusted EBITDA	Total Revenue (consolidated) (25%)	1,109M	1,057M	91.2%

	Adjusted EBITDA (75%)	77.9M	1.7M	0.0%

Total Corporate Attainment				23%

For a reconciliation of non-GAAP Adjusted EBITDA to GAAP EBITDA, refer to the Reconciliation on Non-GAAP Financial Measures section of this amendment. For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original Form 10-K.

Individual annual incentive award goals and achievement for our NEOs vary depending on our strategic corporate initiatives and each executive officer’s responsibilities. While not exhaustive, below are certain key factors that the compensation and leadership committee, in consultation with our CEO, considered when determining the individual component of each 2023 annual incentive award. While the compensation and leadership committee recognized that the challenging macroeconomic environment resulting from inflationary pressures and higher interest rates negatively impacted the business and stock performance, it determined that in 2023 our NEOs were able to continue to shift priorities to focus on tightening our underwriting, reducing expenses, optimizing operational efficiency and guiding Oportun on a trajectory for sustainable, profitable growth and long-term value creation for stockholders. The compensation and leadership committee recognized the individual accomplishments of the NEOs, including:

•	Regularly enhancing our underwriting models and servicing efforts to continue to improve credit outcomes amidst an uncertain and dynamic macroeconomic environment;
•	Adaptability and responsiveness of the legal and compliance organization amidst a complex regulatory landscape;
•	Providing strategic guidance that contributed to the achievement of key business initiatives;
•	Increasing operating efficiency due to several cost structure optimization initiatives; and
•	Executing and delivering a number of funding arrangements in a challenging capital markets environment.

As a result of the compensation and leadership committee’s performance review, including the decline in our Net Income and Total Stockholder Return, the following annual incentive awards were paid to each of our NEOs for 2023, representing a decrease in the incentive award paid in comparison to 2022:

	Target Bonus ($)		Bonus Payout (% of Target)	Bonus Amount ($)		YoY Change (%)
Raul Vazquez	700,000	(1)	32.2	225,680		(43.0)
Kathleen Layton	113,625	(2)	42.1	47,795	(2)	N/A (3)
Patrick Kirscht	307,780		39.6	121,881		(51.9)

(1)
In connection with Mr. Vazquez’ voluntary reduction in salary, the compensation and leadership committee agreed that with respect to annual bonus calculation for 2023, Mr. Vazquez’ target award would be determined using the annual base salary in effect immediately before the reduction.

(2)
Ms. Layton’s target annual incentive award was prorated for the portion of time in which she served in an executive capacity. Assuming no proration, the Target Bonus for Ms. Layton would have been $243,750 and the Bonus Amount would have been $102,619. Prior to her promotion to Chief Legal Officer, Ms. Layton received $95,175 in bonus payments for 2023.

(3)	Ms. Layton was not serving in an executive capacity in 2022 and did not receive an annual incentive award.

Long-Term Incentive Compensation

Our compensation and leadership committee believes long-term incentive compensation is an effective means for focusing our NEOs on driving increased stockholder value over a multi-year period and motivating them to remain employed with us. In 2023, our compensation and leadership committee, in consultation with Willis Towers Watson, conducted a review of the design of our long-term incentive program. Based on this review, the compensation and leadership committee determined to adopt a new, enhanced long-term incentive program for our executive officers. The design of the 2023 program is intended to directly align the interests of our executive officers with those of our stockholders, to give our executive officers a strong incentive to maximize stockholder returns on a long-term basis, and to aid in our recruitment and retention of key executive talent necessary to ensure our continued success.

In 2023, our long-term incentive program provided for the delivery of long-term incentive awards through a combination of the following two award vehicles:

LTI Vehicle	Performance Period	Weighting
Performance-based Restricted Stock Units (PSUs)	A three-year performance period covering calendar years 2023 through 2025; three-year cliff vesting	Approximately 50% of total target award
Restricted Stock Units (RSUs)	N/A – Shares vest in three equal annual installments from the vesting commencement date of March 10, 2023, subject to continued employment	Approximately 50% of total target award

The PSU award is the new element of our long-term incentive program, and it is the performance-contingent award which replaces the stock options in our prior long-term incentive program. The PSU award rewards executives for absolute total shareholder return as measured by the Company’s stock price appreciation and any declared dividends. We use absolute total shareholder return as the sole performance metric for the award because the compensation and leadership committee believes it is the ultimate measure of the Company’s achievement for its stockholders over the long term. The PSUs have both upside potential and downside risk based on positive or negative absolute total shareholder return performance. Vesting of the 2023-2025 PSU award cycle occurs at the end of the three-year performance period, which is December 31, 2025, and vested PSUs are subject to the continued employment of each executive through March 10, 2026. Vesting is dependent upon meeting a three-year threshold level of absolute total shareholder return, and participants are eligible to earn up to 125% of their target award. Any PSUs that vest in excess of the 100% target number of units (the “Upside Units”), may be paid out via a cash payment with respect to some or all of the Upside Units, in an amount equal to the fair market value of the underlying shares as of the vesting date.

The following table reflects potential performance and payout percentages. Performance between these points will be linearly interpolated.

TSR Global	Percent That Become Eligible Units	Corresponding Average Closing Stock Prices
If Company TSR is achieved at . . .	. . . Then the percentage of the Target Number of Performance-Based Restricted Stock Units that become Eligible Units is:	The applicable average closing prices of our common stock for each of the twenty (20) trailing consecutive trading days ending with, and inclusive of, the measurement date would need to reach:
125% or greater	125%	$13.61
100%	100%	$12.10
75%	75%	$10.59
50%	50%	$9.08
25%	25%	$7.56
Less than 25%	0%	< $7.56

Stock-based compensation cost for the PSUs is measured based on the estimated fair value of the PSUs granted using a Monte Carlo simulation. The fair value is then amortized ratably over the requisite service period of the awards. The fair value for PSUs achieved over 100% of target are recognized as a liability and will be revalued as needed throughout the service period.

A summary of our PSU activity under the 2019 Plan for the year ended December 31, 2023 is as follows:

	PSU Outstanding	Weighted Average Grant- Date Fair Value ($)
Balance – January 1, 2023	—	—
Granted	327,668	1.33
Vested	—	—
Forfeited	—	—
Balance – December 31, 2023	327,668	1.33

For fiscal year 2023, we recognized approximately $13.2 thousand in compensation cost related to nonvested PSU awards granted to employees in our condensed consolidated statements of operations. As of December 31, 2023, we had approximately $422.6 thousand in unrecognized compensation cost related to nonvested PSU awards granted to employees, which will be recognized over a weighted average vesting period of approximately 2.19 years.

Employment and Change in Control Arrangements

We have entered into at-will employment offer letters with each of our NEOs that were approved by the compensation and leadership committee and our Board. In addition, we provide each NEO with the opportunity to receive certain severance payments and benefits in the event of a termination of employment under certain circumstances, including in connection with a change of control. The compensation and leadership committee generally believes that the severance protection payments and benefits we offer are necessary to provide stability among our executive officers, serve to focus our executive officers on our business operations, and avoid distractions in connection with a potential change in control transaction or period of uncertainty.

For additional information on the employment arrangements and potential post-employment payments to our NEOs, see “Employment, Severance, and Change in Control Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” below.

401(k) Plan and Employee Benefits

During 2023, all full-time employees in the United States employed by Oportun, including the NEOs, were eligible to participate in the Company’s 401(k) plan, a tax qualified retirement plan (with an employer match up to 4% of eligible contributions). Other than the 401(k) plan, we do not provide defined benefit pension plans or defined contribution retirement plans to the NEOs or other employees.

We also offer a number of benefit programs to our full-time employees, including our NEOs, in the United States. These benefits include medical, vision and dental insurance, health and dependent care flexible spending accounts, wellness programs, charitable donation matching, short-term and long-term disability insurance, accidental death and dismemberment insurance, basic life insurance coverage, and business travel insurance. Full-time and part-time employees in the United States are eligible to receive paid parental leave.

Stock Ownership Guidelines

In April 2022, the compensation and leadership committee adopted stock ownership guidelines for our executive officers and non-employee directors to further align their interests with our stockholders. Under these guidelines, each participant is required to own shares of our common stock with value of at least the following:

Position	Ownership Requirement
CEO	6x annual base salary
Other Section 16 officers	3x annual base salary
Non-employee directors	5x annual cash retainer

Covered executives are expected to meet the required ownership level within five years of the later of the initial adoption of the policy or hire or promotion into a covered executive role. Non-employee directors are expected to meet the required ownership level within five years of the appointment date. Further, executives and non-employee directors must hold at least 50% of any net after-tax shares realized from equity award vesting or exercise until the guideline has been met. Shares held outright and unvested RSUs that are subject to only a time-vesting condition count towards the ownership threshold but shares underlying options and unearned performance-vesting shares do not.

Compensation Clawback

In April 2022, the compensation and leadership committee approved a discretionary executive clawback policy which applies to our Section 16 officers. Our discretionary clawback policy provides that if (i) the Company is required to restate its financial statements filed pursuant to the Exchange Act as a result of a material error in the financial statement, (ii) such restatement is due to the gross negligence or intentional misconduct of a clawback officer (as determined by the compensation and leadership committee), (iii) the amount of any cash-based incentive paid to or payable to such clawback officer that was determined based on the achievement of financial or operating results would have been less if such financial statements had been correct at the time of determination, and (iv) no more than three years have elapsed from the filing date of such financial statements upon which such incentive compensation was determined, then the Company shall recoup from such clawback officer an amount equal to such excess cash incentive compensation through such means as the compensation and leadership committee determines in accordance with the policy.

In addition to the above-described discretionary clawback policy, in November 2023, the compensation and leadership committee adopted a separate mandatory incentive-based executive clawback policy which applies to our current and former executive officers, on or after October 2, 2023. Our mandatory clawback policy provides for the recoupment of certain executive compensation, including but not limited to short- and long-term incentive-based compensation, in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws, consistent with SEC regulations effective in 2023.

Hedging and Pledging Policies

We have established an insider trading policy, which, among other things, prohibits all employees and non-employee directors from engaging in short sales or transactions in publicly-traded options (such as puts and calls) and other derivative securities relating to our common stock, hedging or similar transaction designed to decrease the risks associated with holding our securities, pledging any of our securities as collateral for a loan, and holding any of our securities in a margin account.

Compensation Risk Assessment

The compensation and leadership committee has reviewed our compensation programs to assess whether they encourage our employees to take excessive or inappropriate risks. After reviewing and assessing our compensation philosophy, policies and practices, including the mix of fixed and variable, short-term and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, the compensation and leadership committee has determined that any risks arising from our compensation programs are not reasonably likely to have a material adverse effect on the Company.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally places a $1 million limit on the amount of compensation a publicly-held company can deduct for U.S. federal tax purposes in any tax year on compensation paid to “covered employees.” The compensation and leadership committee retains discretion to award compensation amounts which are not tax-deductible if it determines that such compensation is consistent with our business needs.

Taxation of Parachute Payments and Deferred Compensation

We do not provide, and have no obligation to provide, any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Section 280G, 4999, or 409A of the Code. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change of control that exceed certain limits prescribed by the Code, and that the employer may be unable to take a deduction on the amounts subject to this additional tax.

Summary Compensation Table

The following table provides information regarding the compensation awarded to, earned by or paid to our NEOs for the years ended December 31, 2023, 2022, and 2021:

	Year	Salary(1) ($)	Bonus ($)		Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)	Total ($)
Raul Vazquez(6)(7)	2023	687,885	—		746,007	—	225,680	34,963	1,694,535
Chief Executive Officer	2022	683,836	—		2,650,738	875,005	525,000	31,345	4,765,924
	2021	591,917	—		875,019	875,010	745,440	31,999	3,119,385

Kathleen Layton(8)	2023	356,216	95,175	(2)	371,545	—	47,795	15,362	886,093
Chief Legal Officer and Corporate Secretary

Patrick Kirscht	2023	473,509	—		208,704	—	121,881	39,819	843,913
Chief Credit Officer	2022	469,176	—		1,136,034	375,008	234,682	38,949	2,253,849
	2021	433,816	—		375,005	375,011	358,158	36,150	1,578,140

(1)
The salary amounts in this column reflect the blended salary paid, which takes into account any salary increases or decreases effective during the year, if any. These amounts have been adjusted to reflect the blended salary paid and may deviate an immaterial amount from the previously reported salaries.

(2)
The amount reported represents an annual bonus paid to Ms. Layton during the course of 2023, prior to her promotion to Chief Legal Officer. The bonus for non-executive employees is not based on pre-established performance criteria and therefore is not included in Non-Equity Incentive Plan Compensation.

(3)
These columns reflect the aggregate grant date fair value of stock options, RSUs, and PSUs measured pursuant to FASB ASC 718 without regard to forfeitures and assuming the probable level of achievement for all PSUs. We value time-based RSUs based on the closing market price of our common stock reported on Nasdaq on the grant dates. We value PSUs using the Monte Carlo simulation pricing model. In 2023, Messrs. Vazquez and Kirscht were granted PSUs having the following grant date fair values: $234,560 for Mr. Vazquez and $65,621 for Mr. Kirscht. The value of the PSUs at the grant date assuming that the highest level of performance conditions will be achieved is $293,200 for Mr. Vazquez and $82,026 for Mr. Kirscht. The actual number of PSUs, if any, that may be earned range from 0% to 125% of the target number of units. Any PSUs that vest in excess of the 100% target number of units (the “Upside Units”), may be paid out via a cash payment with respect to some or all of the Upside Units, in an amount equal to the fair market value of the underlying shares as of the vesting date, subject to the terms of the 2019 Equity Incentive Plan and the PSU Award Agreement.  For additional information on the assumptions used in calculating the grant date fair value of these awards see Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included in our Original Form 10-K, as well as “Elements of Executive Compensation and 2023 Compensation Decisions—Long-Term Incentive Compensation” above. These amounts in this column may not reflect the actual economic value that may be realized by the NEO. For additional information regarding our long-term incentive program, see “Elements of Executive Compensation and 2023 Compensation Decisions—Long-Term Incentive Compensation” above.

(4)	The amounts represent the bonuses paid under our annual incentive plan.
(5)
The amounts reported include the cash value of Oportun’s match of our NEO’s contributions to the 401(k) plan, matching charitable contributions made by Oportun in 2021 and 2022 pursuant to the Company’s charitable match program, certain life insurance premium payments, and certain medical insurance and disability insurance payments.  For 2023, “All Other Compensation” includes certain medical insurance and disability insurance payments, as well as (i) $13,200 for 401(k) employer match and $318 for life insurance premium for Mr. Vazquez; (ii) $13,200 for 401(k) employer match for Ms. Layton and (iii) $13,200 for 401(k) employer match and $318 for life insurance premium for Mr. Kirscht.

(6)	Mr. Vazquez serves on our Board but is not paid additional compensation for such service.
(7)	Mr. Vazquez’ base salary was voluntarily decreased from $700,000 to $595,000, effective November 11, 2023.
(8)	Ms. Layton’s base salary was increased from $341,318 to $375,000, effective July 15, 2023.

Grants of Plan-Based Awards in Fiscal Year 2023

The following table provides information regarding each grant of a plan-based award made to an NEO under any plan in the year ended December 31, 2023:

				Estimated Future Payouts Under Equity Incentive Plan Awards
Type of Award		Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards: (1) Target ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares or Units (#)	Grant Date Fair Value of Stock Awards (2) ($)
Raul Vazquez	Annual incentive award	2/12/2024	700,000	—	—	—	—	—
	PSU	12/6/2023	—	44,090	176,361	220,451	—	234,560
	RSU	12/6/2023	—	—	—	—	176,361	511,447

Kathleen Layton	Annual incentive award	2/12/2024	113,625	—	—	—	—	—
	RSU	10/25/2023	—	—	—	—	18,700	100,419
	RSU	9/10/2023	—	—	—	—	36,102	271,126

Patrick Kirscht	Annual incentive award	2/12/2024	307,780	—	—	—	—	—
	PSU	12/6/2023	—	12,334	49,339	61,673	—	65,621
	RSU	12/6/2023	—	—	—	—	49,339	143,083

(1)	Represents the target amount of annual cash incentive compensation for which the executive was eligible to receive under our annual incentive plan. There are no minimum thresholds or maximums.
(2)
This column reflects the aggregate grant date fair value of the RSU awards and PSU awards, assuming the probable level of achievement, measured pursuant to FASB ASC 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of these awards are set forth in Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included in our Original Form 10-K. These amounts do not reflect the actual economic value that may be realized by the NEO.

Annual Incentive Plan

Each of our NEOs was eligible to participate in our annual incentive plan for 2023. For additional discussion regarding the criteria applied in determining the amounts payable under the Annual Incentive Plan, please see “Executive Compensation—Annual Incentive Plan.”

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information with respect to all outstanding stock options and RSUs held by our NEOs as of December 31, 2023. See “Employment, Severance, and Change in Control Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” below for information regarding the impact of certain employment termination scenarios on outstanding equity awards.

		Option Awards				Stock Awards
Name	Award Grant Date (1)	Number of Securities Underlying Unexercised Options - Unexercisable (2) (#)	Number of Securities Underlying Unexercised Options - Exercisable (3) (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested (5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (5) ($)
Raul Vazquez	9/10/2014	—	136,363	10.23	9/9/2024	—		—	—		—
	9/29/2015	—	3,741	26.73	9/28/2025	—		—	—		—
	11/30/2016	—	145,453	19.69	11/29/2026	—		—	—		—
	6/28/2019	—	140,551	18.04	6/27/2029	—		—	—		—
	3/10/2020(6)	12,088	181,276	19.00	3/9/2030	—		—	—		—
	3/10/2020	—	—		—	23,027	(4)	90,036	—		—
	9/10/2020(7)	—	—	—	—	31,475	(4)	123,067	—		—
	3/10/2021(6)	22,544	49,592	21.26	3/9/2031	—		—	—		—
	3/10/2021	—	—	—	—	20,579	(4)	80,464	—		—
	3/25/2022	62,747	48,801	13.39	3/24/2032				—		—
	3/25/2022	—	—	—	—	148,473	(4)	580,529	—		—
	12/6/2023	—	—	—	—	176,361	(8)	689,572	—		—
	12/6/2023	—	—	—	—	—		—	44,090	(9)	172,392

Kathleen Layton	12/21/2016	—	8,522	19.69	12/20/2026	—		—	—		—
	11/29/2017	—	4,022	24.86	11/28/2027	—		—	—		—
	3/29/2018	—	3,935	25.41	3/28/2028	—		—	—		—
	3/10/2020(6)	573	8,591	19.00	3/9/2030	—		—	—		—
	3/10/2020	—	—	—	—	1,092	(4)	4,270	—		—
	9/10/2020	—	—	—	—	1,492	(4)	5,834	—		—
	3/10/2021	—	—	—	—	1,671	(4)	6,534	—		—
	3/10/2021(6)	1,831	4,026	21.26	3/9/2031	—		—	—		—
	3/10/2022	—	—	—	—	7,669	(4)	29,986	—		—
	3/10/2022(6)	9,722	7,561	13.26	3/9/2032	—		—	—		—
	9/10/2023	—	—	—	—	3,6102	(4)	141,159	—		—
	10/25/2023	—	—	—	—	18,700	(4)	73,117	—		—

Patrick Kirscht	9/29/2014	—	36,363	10.23	9/28/2024	—		—	—		—
	9/29/2015	—	54,545	26.73	9/28/2025	—		—	—		—
	11/30/2016	—	45,453	19.69	11/29/2026	—		—	—		—
	6/28/2019	—	70,275	18.04	6/27/2029	—		—	—		—
	3/10/2020(6)	5,181	77,690	19.00	3/9/2030	—		—	—		—
	3/10/2020	—	—	—	—	9,869	(4)	38,588	—		—
	9/10/2020(7)	—	—	—	—	13,490	(4)	52,746	—		—
	3/10/2021(6)	9,662	21,254	21.26	3/9/2031	—		—	—		—
	3/10/2021	—	—	—	—	8,820	(4)	34,486	—		—
	3/25/2022	26,892	20,915	13.39	3/24/2032	—		—	—		—
	3/25/2022	—	—	—	—	63,632	(4)	248,801	—		—
	12/6/2023	—	—	—	—	49,339	(8)	192,915	—		—
	12/6/2023	—	—	—	—	—		—	12,334	(9)	48,226

(1)
Awards with a grant date on or prior to July 31, 2015 were granted under our 2005 Plan, awards with a grant date after July 31, 2015, but on or prior to September 26, 2019, were granted under our 2015 Stock Option/Stock Issuance Plan. Awards with a grant date after September 26, 2019 were granted under our 2019 Equity Incentive Plan.

(2)
Each option grant provides for a four-year vesting schedule, with one-fourth of the underlying shares vesting on the one-year anniversary of the vesting commencement date, and the balance vesting in equal monthly installments over the remaining 36 months, in each case subject to the executive’s continued service through the applicable vesting date. Except with respect to stock options granted under our 2019 Equity Incentive Plan, options are exercisable immediately following grant, also known as “early exercisable,” and unvested shares purchased on an early exercise are subject to a repurchase right in our favor on termination of employment that lapses along the same vesting schedule as contained in the option grant. This column reflects the number of unexercised options that were unvested as of December 31, 2023.

(3)	This column reflects the number of shares subject to unexercised options that were vested as of December 31, 2023.
(4)
The RSUs will vest over a four-year period with one-fourth of the RSUs vesting on each one year anniversary of the vesting commencement date, subject to the executive’s continued service on each such vesting date. There is no performance-based vesting condition associated with such RSUs.

(5)
Represents the number of unvested shares underlying RSUs multiplied by the per share fair market value of our common stock as of December 31, 2023, based on the closing price of our common stock of $3.91 per share.

(6)	Stock options granted under our 2019 Equity Incentive Plan are not early exercisable.
(7)
Includes “pull-forward” grants awarded in September 2020 where the grant pulled forward 50% of the annual grant value that otherwise would have been awarded as part of the annual review process in March 2021, with the remainder issued as awards of stock options and RSUs in March 2021.

(8)
The RSUs will vest in 3 equal annual installments from the vesting commencement date of March 10, 2023, subject to the executive’s continued service on each vesting date. There is no performance-based vesting condition associated with such RSUs.

(9)
These amounts represent PSU grants, assuming an achievement level at threshold. The actual number of PSUs, if any, that may be earned range from 0% to 125% of the target number of units. Any PSUs that vest in excess of the Upside Units, may be paid out in cash. Vesting is also contingent upon the continued employment of the executive through March 10, 2026, or as otherwise provided in the applicable award agreement. For additional information, see “Elements of Executive Compensation and 2023 Compensation Decisions—Long-Term Incentive Compensation” above.

Option Exercises and Stock Vested in Fiscal Year 2023

The following table presents information concerning the aggregate value and number of shares of our common stock for which options were exercised or RSUs vested during 2023 for each of the NEOs:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(4)
Raul Vazquez	101,675	(2)	148,445	132,131	701,197
Kathleen Layton	—		—	7,859	41,843
Patrick Kirscht	68,181	(3)	99,544	57,902	308,161
(1)	The value realized on exercise was determined based on a fair market value of the Company stock on the date of the exercise.
(2)
Reflects two option exercises made on June 14, 2023, each with a per share exercise price of $5.86. For the first option exercise, Mr. Vazquez exercised the option as to 90,909 vested shares and chose to pay the exercise price and amounts required to satisfy tax withholding obligations through net share withholding, with the Company retaining 79,230 otherwise deliverable shares. For the second option exercise, Mr. Vazquez chose to exchange 8,084 previously owned shares, which had been held for at least 6 months, to cover the exercise price for the 10,766 vested options. Such exchange resulted in no applicable tax withholding.

(3)
Reflects two option exercises made on June 14, 2023, each with a per share exercise price of $5.86. For the first option exercise, Mr. Kirscht exercised the option as to 45,454 vested shares and chose to pay the exercise price and amounts required to satisfy tax withholding obligations through net share withholding, with the Company retaining 40,521 otherwise deliverable shares. For the second option exercise, Mr. Kirscht chose to exchange 17,065 previously owned shares, which had been held for at least 6 months, to cover the exercise price for the 22,727 vested options. Such exchange resulted in no applicable tax withholding.

(4)	The number of shares and value realized on vesting include shares that were withheld or sold at the time of vesting to satisfy tax withholding requirements.

Employment, Severance and Change in Control Agreements

We previously entered into offer letters with each of our NEOs that generally provide for at-will employment and set forth the executive’s base salary, eligibility for an annual incentive award opportunity and employee benefits, and coverage under our executive severance policy. Each of our NEOs has also executed our standard form of proprietary information and invention assignment agreement. Each NEO must abide by any applicable compensation recovery policy, stock ownership guidelines, or other similar policies that we maintain. Further, the award agreements governing the PSU awards granted to Messrs. Vazquez and Kirscht in 2023 provide for certain benefits upon a change in control or in the event of an involuntary termination of the applicable NEO in connection with a change in control of Oportun. General provisions of the executive severance and change in control policy is discussed below, and any potential payments and benefits due upon a termination of employment or a change in control are further quantified below in “Potential Payments and Benefits Upon Termination or Change in Control.”

Executive Severance and Change in Control Policy

We maintain an executive severance and change in control policy, which covers each of our NEOs.

Upon a termination of employment by us without cause or by the executive for good reason (an “involuntary termination”), our NEOs other than our CEO will receive 12 months of salary continuation and continuation of health plan benefits at no cost under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) if they have been employed with us for at least five years (or nine months of such benefits if they have been employed for less than five years). If the termination occurs during the period beginning 90 days before, through 12 months after, our change in control (the “change in control period”), they will receive the higher level of salary continuation and health insurance benefits regardless of their tenure with us, their full target bonus, and full vesting of their unvested equity awards other than performance-vested awards. For performance-vested awards (other than the PSU awards described in the following section), any acceleration of vesting, exercisability or lapse of restrictions is based on actual performance through the date of such change in control.  As of December 31, 2023, the last day of the most recently completed fiscal year, each of Ms. Layton and Mr. Kirscht had completed at least five years of employment with us.

On an involuntary termination, our CEO will receive 18 months of salary continuation and continuation of health plan benefits at no cost under COBRA if he has been employed with us for at least five years (or 12 months of such benefits if he has been employed for less than five years), and 12 months’ worth of accelerated vesting of equity awards other than performance-vested awards. If the involuntary termination occurs within the change in control period, he will receive the higher level of salary continuation and health insurance benefits regardless of his tenure with us, 150% of his target bonus, and full vesting of his unvested equity awards other than performance-vested awards. For performance-vested awards (other than the PSU awards described in the following section), any acceleration of vesting, exercisability or lapse of restrictions is based on actual performance through the date of such change in control. As of December 31, 2023, the last day of the most recently completed fiscal year, our CEO had completed at least five years of employment with us.

Severance benefits are subject to the execution of a release of claims by the executive, resignation from all officer and director positions, and continued compliance with the executive’s obligations under any confidentiality, intellectual property assignment, non-solicitation and restrictive covenant agreement with us. The terms “cause,” “good reason” and “change in control” can be found in the executive severance and change in control policy. If the payments and benefits under our executive severance and change in control policy would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the related excise tax, such payments either will be paid in full or as to such lesser amount that would result in no portion of the payments and benefits being subject to such excise tax, whichever results in the greater amount of after-tax benefits to the NEO after taking into account any applicable excise tax.  Our executive severance and change in control policy does not provide for any Internal Revenue Code Section 280G-related tax gross-up payments from the Company.

PSU Award Agreement

Under each of the award agreements governing the PSU awards granted to Messrs. Vazquez and Kirscht in 2023, if a “change in control” (as defined in the PSU award agreement) occurs during the three-year performance period covering calendar years 2023 through 2025, the performance period will be shortened to conclude as of a date, determined by the compensation and leadership committee, that is within the 10-day period ending with the estimated date of the change in control, and the compensation and leadership committee will certify our TSR performance during the abbreviated performance period by comparing the beginning average closing price to the consideration payable in the change in control (instead of the average closing price for the last 20 trailing consecutive trading days).

If the applicable NEO continues to provide service to us through the date of the change in control, then as of immediately before the change in control, a number of PSUs will become eligible PSUs equal to the greater of (x) the number of PSUs, if any, that the compensation and leadership committee determined may become eligible PSUs according to the certification described above, or (y) 100% of the target number of PSUs.

If the change in control occurs while the NEO continues to provide service to us and the PSU award is not assumed, continued, or substituted by a similar award, 100% of the NEO’s eligible PSUs (as determined according to the certification described above) will vest as of immediately before the change in control.

In addition, if, during the period beginning 90 days before a change in control and ending 12 months after that change in control, the NEO’s employment with us is terminated either (a) by us without “cause” and other than due to their death or “disability,” or (b) by the NEO for “good reason” (as such terms are defined in the PSU agreement), 100% of the NEO’s eligible PSUs will vest, subject to the NEO’s execution of a release of claims by the executive, resignation from all officer and director positions, and continued compliance with the executive’s obligations under any confidentiality, intellectual property assignment, non-solicitation and restrictive covenant agreement with us. The vesting acceleration benefits under our executive severance and change in control policy will not apply to these PSU awards.

Potential Payments and Benefits Upon Termination or Change in Control

The following table sets forth the estimated payments and benefits that would be received by each of the NEOs upon a change in control of Oportun, upon a termination of employment without cause or following a resignation for good reason (which we refer to below as an involuntary termination) unrelated to a change in control, or upon an involuntary termination in connection with a change in control of Oportun. This table reflects amounts payable to each NEO assuming his or her employment was terminated on December 31, 2023, and/or the change in control also occurred on that date. For additional discussion of the potential benefits and payments due in connection with a termination of employment or a change in control, please see “Employment, Severance, and Change in Control Agreements—Executive Severance and Change in Control Policy” above.

Name	Change in Control (1)(2) ($)	Involuntary Termination Other than During Change in Control Period (2)(3) ($)	Involuntary Termination During Change in Control Period (2)(3) ($)
Raul Vazquez
Salary Severance(4)		1,050,000	1,050,000
Bonus Severance(4)		—	1,050,000
Continuation of Health Insurance Benefits		27,081	27,081
Accelerated Vesting of Equity Awards	689,572	676,696	2,253,239
Total	689,572	1,753,777	4,380,320
Kathleen Layton
Salary Severance	—	375,000	375,000
Bonus Severance	—	—	113,625
Continuation of Health Insurance Benefits	—	—	—
Accelerated Vesting of Equity Awards	—	—	260,899
Total	—	375,000	749,524
Patrick Kirscht
Salary Severance	—	473,508	473,508
Bonus Severance	—	—	307,780
Continuation of Health Insurance Benefits	—	23,248	23,248
Accelerated Vesting of Equity Awards	192,215	—	760,452
Total	192,215	496,756	1,564,988
(1)
The values listed in this column for “Equity Awards” reflect the estimated value of the PSUs granted to the applicable NEO that would become eligible PSUs (that is, eligible to vest on March 10, 2026, subject to the NEO continuing to provide service following the change in control through that date) if a change in control occurred on December 29, 2023 (which was during the PSU award’s three-year performance period covering calendar years 2023 through 2025). This estimated value was calculated by multiplying the number of eligible PSUs by the closing price for a share of our common stock on December 29, 2023 (the last business day of our 2023 fiscal year), which was $3.91. The number of eligible PSUs is assumed to be the target number of PSUs since the number of PSUs that would become eligible PSUs based on our TSR performance during the abbreviated performance period was less than the target number of PSUs.

(2)	Based on salary and target bonus amounts as of December 29, 2023.
(3)
The values listed in this column for “Equity Awards” reflect the estimated value of accelerated vesting of the applicable NEO’s equity awards, which was calculated by multiplying the number of shares underlying the NEO’s unvested option, RSU awards or PSU awards that would be accelerated by the closing price for a share of our common stock on December 29, 2023 (the last business day of our 2023 fiscal year), which was $3.91, minus the aggregate exercise price attributable to the accelerated shares in the case of a stock option. No value has been included for stock options that have a per share exercise price at or above $3.91. For the PSU awards granted to Messrs. Vazquez and Kirscht in 2023, the number of PSUs accelerated is assumed to be the target number of PSUs since the number of PSUs that would become eligible PSUs based on our TSR performance during the abbreviated performance period was less than the target number of PSUs.

(4)
In connection with Mr. Vazquez’ voluntary reduction in salary, the compensation and leadership committee agreed that with respect to the executive severance and change in control policy, any severance benefits received will be determined using the annual base salary in effect immediately before the reduction.

Report of the Compensation and Leadership Committee

The compensation and leadership committee has reviewed and discussed the “Executive Compensation” section with management. Based on this review and discussion, the compensation and leadership committee has recommended to the Board that the “Executive Compensation” section be included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 and our proxy statement for our 2024 annual meeting of stockholders.

Respectfully submitted by the members of the compensation and leadership committee of the Board:

Roy Banks (Chair)
Mohit Daswani
Ginny Lee
Louis P. Miramontes
Scott Parker

Reconciliation on Non-GAAP Financial Measures

The amendment contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

•
We believe it is useful to exclude the impact of interest expense associated with the Company’s Corporate Financing, as we view this expense as related to our capital structure rather than our funding.

•	We believe it is useful to exclude the impact of depreciation and amortization and stock-based compensation expense because they are non-cash charges.

•
We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, acquisition and integration related expenses, and other non-recurring charges because these items do not reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our Corporate Financing.

•
We also reverse origination fees for Loans Receivable at Fair Value, net. We recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.

•	We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2023	2022
Net income (loss)	$(179,951)	$(77,744)
Adjustments:
Income tax expense (benefit)	(73,702)	2,458
Interest on corporate financing	37,684	5,987
Depreciation and amortization	42,978	35,182
Stock-based compensation expense	17,997	27,620
Workforce optimization expenses	22,485	1,882
Acquisition and integration related expenses	27,640	29,682
Origination fees for loans receivable at fair value, net	(18,536)	(26,845)
Other non-recurring charges (1)	15,524	111,222
Fair value mark-to-market adjustment	109,548	(119,711)
Adjusted EBITDA	$1,667	$(10,267)
(1)	Certain prior-period financial information has been reclassified to conform to current period presentation.

Adjusted Operating Efficiency

Adjusted Operating Efficiency is a non-GAAP financial measure defined as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with a litigation reserve, our retail network optimization plan, impairment charges and acquisition and integration related expenses divided by total revenue. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficiently we manage costs relative to revenue.

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

Non-Employee Director Compensation

We compensate non-employee directors for their service on our Board with a combination of cash and equity awards, the amounts of which are commensurate with their role and involvement and taking into consideration a competitive market analysis performed by Willis Towers Watson. Directors may be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions as described in our amended and restated certificate of incorporation and amended and restated bylaws.

The compensation and leadership committee, which is comprised solely of independent directors, has the primary responsibility for reviewing and recommending to the Board the type and amount of compensation as well as changes to the compensation to be paid or awarded to non-employee directors, including any consulting, retainer, Board meeting, committee and committee chair fees and equity awards.

Cash Compensation
Each non-employee director receives an annual cash retainer for his or her service on the Board, as well as additional cash retainers if he or she serves as the Lead Independent Director, on a committee or as the chair of a committee. For new directors, these amounts are prorated for partial-year service based on the date of election to the Board. All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears on a prorated basis. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a prorated payment of the quarterly payment of the applicable cash retainer. The following table lists the cash retainer amounts in effect during fiscal year 2023.

Position	Annual Cash Retainer ($)
Board member	40,000
Lead Independent Director	25,000
Audit and risk committee chair	20,000
Audit and risk committee member	10,000
Other committee chair	15,000
Other committee member	7,500

Non-employee directors were able to elect to receive a fixed percent up to 100% of their cash compensation earned for Board or committee service in the form of fully vested restricted stock units (“RSUs”) or cash. In 2023, for those directors who made an election to receive their compensation in the form of RSUs, the number of shares underlying such RSUs was calculated by dividing the amount of cash compensation earned by the non-employee director by the closing stock price on each grant date and rounded up to the nearest full share.

Equity Compensation

Each then-serving non-employee director received an annual award of RSUs with a value of $125,000 and the then-serving Lead Independent Director received an additional equity award of RSUs with a value of $31,250 immediately after the 2023 annual meeting. The number of shares subject to the RSUs was determined based on the annual equity award value divided by the nine-month trailing average of the closing price of the Company’s stock on March 10, 2023 and rounded up to the nearest full share, resulting in an award of RSUs covering 19,441 shares of our common stock for each non-employee director, with the then-serving Lead Independent Director receiving an additional award of RSUs covering 4,860 shares of our common stock. The RSU awards vest upon the satisfaction of a one-year service-based vesting schedule, commencing June 2023, subject to the non-employee director continuing to provide services to us through the applicable vesting date. A non-employee director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will receive a grant of RSUs upon appointment (an “Initial Director Award”). The number of shares subject to each Initial Director Award is determined based on the annual equity award value divided by the nine-month trailing average of the closing price of the Company’s stock on the grant date and rounded up to the nearest full share, but the Initial Director Award is prorated based on the portion of the time period remaining in the one-year period since the last annual meeting.

Non-Employee Director Compensation Table for Fiscal Year 2023

The following table provides information regarding all compensation awarded to, earned by or paid to our non-employee directors for the year ended December 31, 2023:

Director	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)	Total ($)
Carl Pascarella(2)	70,712	(3)	144,591	215,303
Roy Banks	57,744		115,674	173,418
Jo Ann Barefoot	57,500		115,674	173,174
Mohit Daswani(4)	—		—	—
Ginny Lee	62,500	(5)	115,674	178,174
Louis P. Miramontes	57,500		115,674	173,174
Carlos Minetti(4)	—		—	—
Scott Parker(6)	—		—	—
Sandra A. Smith	65,387		115,674	181,061
David Strohm(7)	21,972	(8)	—	21,972
Frederic Welts(7)	27,129	(9)	—	27,129
R. Neil Williams	70,985	(10)	115,674	186,659

(1)
This column reflects the aggregate grant date fair value of the RSUs granted as annual equity awards for Board service as described above (or in the case of Mr. Pascarella, such annual equity award plus an additional annual equity award for his service as then-serving Lead Independent Director) measured pursuant to FASB ASC 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of these awards are set forth in Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included in our Original Form 10-K. These amounts do not reflect the actual economic value that may be realized by the non-employee director.

(2)	Mr. Pascarella resigned on November 4, 2023.
(3)	Mr. Pascarella received 12,647 RSUs pursuant to an election to receive his retainer compensation for 2023 in the form of RSUs.
(4)	Mr. Daswani and Mr. Minetti were both appointed to the Board on February 7, 2024 and therefore did not receive compensation for 2023.
(5)	Ms. Lee received 11,288 RSUs pursuant to an election to receive her retainer compensation for 2023 in the form of RSUs.
(6)	Mr. Parker was appointed to the Board on April 19, 2024 and therefore did not receive compensation for 2023.
(7)	Mr. Strohm and Mr. Welts did not stand for re-election at the 2023 annual meeting of stockholders.
(8)	Mr. Strohm received 3,857 RSUs pursuant to an election to receive his retainer compensation for 2023 in the form of RSUs.
(9)	Mr. Welts received 4,779 RSUs pursuant to an election to receive his retainer compensation for 2023 in the form of RSUs.
(10)	Mr. Williams received 12,856 RSUs pursuant to an election to receive his retainer compensation for 2023 in the form of RSUs.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2023:

Director	Stock Awards (#)		Stock Options (#)
Carl Pascarella(1)	34,908	(2)	—
Roy Banks	9,721		—
Jo Ann Barefoot	9,721		18,181
Mohit Daswani(3)	—		—
Ginny Lee	29,499	(4)	—
Louis P. Miramontes	9,721		18,181
Carlos Minetti(3)	—		—
Scott Parker(5)	—		—
Sandra A. Smith	9,721		—
David Strohm(6)	19,917	(7)	—
Frederic Welts(6)	14,079	(8)	—
R. Neil Williams	40,834	(9)	18,181

(1)	Mr. Pascarella resigned on November 4, 2023.
(2)
Comprises 34,908 fully vested shares subject to future release, earned pursuant to an election to receive his annual retainer compensation in the form of RSUs for the years of 2020, 2021, 2022 and 2023.

(3)	Mr. Daswani and Mr. Minetti were both appointed to the Board on February 7, 2024 and therefore did not receive compensation for 2023.
(4)	Includes 19,778 fully vested shares subject to future release, earned pursuant to an election to receive her annual retainer compensation in the form of RSUs for the years of 2022 and 2023.
(5)	Mr. Parker was appointed to the Board on April 19, 2024 and therefore did not receive compensation for 2023.
(6)	Mr. Strohm and Mr. Welts did not stand for re-election at the 2023 annual meeting of stockholders.
(7)
Comprises 19,917 fully vested shares subject to future release, earned pursuant to an election to receive his annual retainer compensation in the form of RSUs for the years of 2020, 2021, 2022 and 2023.

(8)	Comprises 14,079 fully vested shares subject to future release, earned pursuant to an election to receive his annual retainer compensation in the form of RSUs for the years of 2022 and 2023.
(9)
Includes 31,113 fully vested shares subject to future release, earned pursuant to an election to receive his annual retainer compensation in the form of RSUs for the years of 2020, 2021, 2022 and 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options(1) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan(2)	5,007,959	17.08	3,192,145
2015 Stock Option / Stock Issuance Plan	1,174,403	20.41	—
2005 Stock Option / Stock Issuance Plan	324,379	14.82	—
2019 Employee Stock Purchase Plan(3)	—	—	1,926,598
Equity compensation plans not approved by security holders
2021 Inducement Equity Incentive Plan	421,954		518,558
Total	6,928,695		5,637,301
(1)	PSUs and RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)
Our 2019 Equity Incentive Plan (“2019 Plan”) provides that the number of shares of common stock available for issuance under the 2019 Plan automatically increases on the first day of each fiscal year beginning with the 2020 fiscal year, in an amount equal to 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year. The Board may act prior to the first day of any fiscal year to provide that the increase in the share reserve for such fiscal year will be a lesser number of shares.

(3)
Our 2019 Employee Stock Purchase Plan (“ESPP”) provides that the number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with the 2020 fiscal year, in an amount equal to the lesser of (i) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (ii) 726,186 shares. The Board may act prior to the first day of any fiscal year to provide that there will be no increase in the share reserve for such fiscal year or that the increase in the share reserve for such fiscal year will be a lesser number of shares.

Stock Ownership Table

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2024 for:

•	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors and nominees for director; and
•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 35,586,052 shares of our common stock outstanding as of April 24, 2024. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable and RSUs that will vest within 60 days after April 24, 2024, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Oportun Financial Corporation, 2 Circle Star Way, San Carlos, CA 94070.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Neuberger Berman (2)	4,193,453	10.5%
Entities affiliated with Findell Capital Management LLC (3)	2,944,600	8.3%
Institutional Venture Partners XIV, L.P. (4)	2,921,267	8.2%
Entities affiliated with Ellington (5)	2,484,149	7.0%
Directors and Named Executive Officers:
Raul Vazquez (6)	1,823,250	5.0%
Kathleen Layton (7)	64,487	*
Patrick Kirscht (8)	522,926	1.5%
Roy Banks (9)	35,962	*
Jo Ann Barefoot (10)	69,046	*
Mohit Daswani (11)	7,818	*
Ginny Lee (12)	55,740	*
Carlos Minetti (13)	7,818	*
Lou Miramontes (14)	63,689	*
Scott Parker (15)	20,000	*
Sandra A. Smith (16)	50,865	*
Neil Williams (17)	95,299	*
All executive officers and directors as a group (13 persons) (18)	3,456,010	9.3%
*	Represents beneficial ownership of less than one percent of the outstanding common stock.
(1)
Represents shares of common stock beneficially owned by such individual or entity, and includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.

(2)
Consists of 2,904,355 shares of common stock issuable upon exercise of warrants issued or issuable to NB Specialty Finance Fund II, 1,056,129 shares of common stock issuable upon exercise of warrants issued or issuable to NBSF Canada 2021 Trust, and 232,969 shares of common stock issuable upon exercise of warrants issued or issuable to NB Direct Access Fund LP. Ultimate voting and dispositive power with respect to the shares of common stock issuable is exercised by NB Alternatives Advisers LLC. We have based percentage ownership assuming full exercise of the warrants. Pursuant to a beneficial ownership limitation included in the warrants, the entities affiliated with Neuberger Berman are prohibited from exercising the warrants to the extent that such exercise would result in having beneficial ownership in excess of 9.9% of the outstanding shares of our common stock. The address for NB Alternatives Advisers LLC is 325 N. Saint Paul Street, Suite 4900, Dallas, TX 75201.

(3)
Based on a Schedule 13D/A filed with the SEC on April 23, 2024, by Findell Capital Partners, LP (“FCP”), Finn Management GP LLC (“FMGP”), Findell Capital Management LLC (“FCM”) and Brian A. Finn (collectively, “Findell”). According to the Schedule 13D/A, as of April 23, 2024, Findell beneficially owned 2,944,600 shares in the aggregate, including (i) 2,021,000 shares held directly by FCP and (ii) 923,600 shares held in certain separately managed accounts. Each of FCP, FCM, FMGP and Mr. Finn has shared voting power and shared investment power with respect to the shares beneficially owned by them. The address for each of FCP, FMGP, FCM and Mr. Finn is 88 Pine Street, Suite 2240, New York, New York 10005.

(4)
Based on a Schedule 13G filed with the SEC on February 13, 2024, by Institutional Venture Partners XIV, L.P. (“IVP XIV”), Institutional Venture Management XIV, LLC (“IVM XIV”), Todd C. Chaffee (“Chaffee”), Norman A. Fogelsong (“Fogelsong”), Stephen J. Harrick (“Harrick”), J. Sanford Miller (“Miller”), Dennis B. Phelps (“Phelps”), Jules A. Maltz (“Maltz”) (Chaffee, Fogelsong, Harrick, Miller, Phelps and Maltz, collectively, the “Managing Partners”) (IVP XIV, IVM XIV and the Managing Directors, collectively, “IVP”). According to the Schedule 13G, IVM XIV serves as the sole general partner of IVP XIV and has sole voting and investment control over the shares owned by IVP XIV and may be deemed to own beneficially the shares held by IVP XIV. IVM XIV owns no securities of the Company directly. Chaffee, Fogelsong, Harrick, Miller, Maltz and Phelps are Managing Directors of IVM XIV and share voting and dispositive power over the shares held by IVP XIV and may be deemed to own beneficially the shares held by IVP XIV. The Managing Directors own no securities of the Issuer directly. According to the Schedule 13G, as of February 13, 2024, IVP has shared voting and dispositive power with respect to 2,921,267 shares. The address for IVP is c/o Institutional Venture Partners, 3000 Sand Hill Road, Building 2, Suite 250, Menlo Park, California 94025.

(5)
Based on a Schedule 13G/A filed with the SEC on January 17, 2024, by Ellington Management Group, LLC, EMG Holdings, L.P., VC Investments LLC and Michael W. Vranos (collectively, “Ellington”).  According to the Schedule 13G/A, as of January 17, 2024, Ellington has shared voting and dispositive power with respect to 2,484,149 shares. The address for Ellington is 53 Forest Avenue, Old Greenwich, Connecticut 06870.

(6)
Consists of (a) 848,715 shares held by Mr. Vazquez directly, (b) 233,709 shares held in a trust for which Mr. Vazquez is trustee, and (c) 803,156 stock options stock options that are vested and exercisable within 60 days from April 24, 2024.

(7)	Consists of (a) 24,365 shares and (b) 40,122 stock options that are vested and exercisable within 60 days from April 24, 2024.
(8)
Consists of (a) 175,610 shares held by Mr. Kirscht directly, (b) 5,800 shares held in two accounts by Mr. Kirscht’s daughters containing 2,900 shares each, and (c) 341,516 stock options that are vested and exercisable within 60 days from April 24, 2024.

(9)	Consists of (a) 31,102 shares and (b) 4,860 RSUs that are scheduled to vest within 60 days from April 24, 2024.
(10)
Consists of (a) 46,005 shares, (b) 4,860 RSUs that are scheduled to vest within 60 days from April 24, 2024, and (c) 18,181 stock options that are vested and exercisable within 60 days from April 24, 2024.

(11)	Consists of (a) 3,909 shares and (b) 3,909 RSUs that are scheduled to vest within 60 days from April 24, 2024.
(12)	Consists of (a) 31,102 shares, (b) 19,778 fully vested deferred RSUs, and (c) 4,860 RSUs that are scheduled to vest within 60 days from April 24, 2024.
(13)	Consists of (a) 3,909 shares and (b) 3,909 RSUs that are scheduled to vest within 60 days from April 24, 2024.
(14)
Consists of (a) 40,648 shares and (b) 4,860 RSUs that are scheduled to vest within 60 days from April 24, 2024, and (c) 18,181 stock options that are vested and exercisable within 60 days from April 24, 2024.

(15)	Consists of 20,000 shares.
(16)	Consists of (a) 46,005 shares and (b) 4,860 RSUs that are scheduled to vest within 60 days from April 24, 2024.
(17)
Consists of (a) 41,145 shares, (b) 31,113 fully vested deferred RSUs, (c) 4,860 RSUs that are scheduled to vest within 60 days from April 24, 2024, and (d) 18,181 stock options that are vested and exercisable within 60 days from April 24, 2024.

(18)
Includes shares beneficially owned by all current executive officers and directors of the company. Consists of (a) 1,977,495 shares, (b) 50,891 fully vested deferred RSUs, (c) 36,978 RSUs that are scheduled to vest within 60 days from April 24, 2024, and (d) 1,390,646 stock options exercisable within 60 days from April 24, 2024.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions and arrangements, since the beginning of our last two fiscal years, to which we have been a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average Company’s total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons has a substantial ownership interest or control.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of our directors, and our amended and restated bylaws provide that we indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our Board with discretion to indemnify our officers and employees when determined appropriate by our Board. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors and executive officers.

Investors’ Rights Agreements and Registration Rights Agreements

We are party to an amended and restated investors’ rights agreement (the “IRA”) with certain purchasers of the Company’s preferred stock (which converted to common stock in our IPO), which provides, among other things, that certain holders of our capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be included on a registration statement that we are otherwise filing. As of September 30, 2023 the obligations under the IRA were terminated.

In connection with the acquisition of Hello Digit, Inc. (“Digit”) we entered into a registration rights agreement with the holders of Digit stock, pursuant to which the holders have certain “piggyback” registration rights with respect to registrations of equity securities initiated by the Company.

Transactions with Credit Karma and Hummingbird

Raul Vazquez is currently a member of the board of directors of Intuit Inc. (“Intuit”). On December 3, 2020, Intuit acquired Credit Karma. We have conducted business with Credit Karma for lead generation services since November 2019 and made payments to Credit Karma of approximately $8.9 million for services provided in 2022 and payments of approximately $1.6 million for services provided in 2023. Mr. Vazquez is not involved in directly managing Credit Karma and these transactions with Credit Karma were entered into in the ordinary course of business. This transaction was approved in accordance with Oportun’s Related Person Transactions Policy.

We entered into an agreement with Hummingbird RegTech, Inc. (“Hummingbird”), a provider of compliance software, in 2022, and made payments to them of approximately $178,000 in 2022 and payments of approximately $245,000 in 2023. A member of our Board of Directors, Jo Ann Barefoot, is a co-founder and shareholder of Hummingbird. Ms. Barefoot is not involved in directly managing Hummingbird and these transactions were entered into in the ordinary course of business. This transaction was approved in accordance with Oportun’s Related Person Transactions Policy.

Transactions with Affiliates of Ellington Financial

In November 2014 we entered into an agreement with ECL Funding, LLC, an entity affiliated with Ellington Financial, to sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. We also entered into a Servicing Agreement pursuant to which we agreed to service the portfolio owned by Ellington Financial and in return earn a servicing fee of 5%. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. The originations of loans sold and held for sale during the year ended December 31, 2022, was $52.7 million. Our servicing fee revenue during 2022 was $17.4 million.

In addition, in March 2022, we participated in a co-sponsored securitization transaction with certain other entities affiliated with Ellington Financial and sold loans through the issuance of amortizing asset-backed notes secured by a pool of our unsecured and secured personal installment loans. We also sold our share of the residual interest in the pool. The sold loans had an aggregate unpaid principal balance of approximately $227.6 million.

In November 2023, we entered into an agreement with an affiliated trust of Ellington Financial, to sell certain of our unsecured loan originations, subject to certain eligibility criteria. We also entered into a Servicing Agreement pursuant to which we agreed to service the portfolio purchased by the affiliated trust of Ellington Financial and in return earn a servicing fee of 5%.

The originations of loans sold and held for sale under our agreements with affiliates of Ellington Financial during the year ended December 31, 2023 was $3.4 million and our servicing fee revenue was $7.9 million.

Transactions with Neuberger Berman

On September 14, 2022, we entered into an agreement to borrow $150.0 million of senior secured term loans from certain funds affiliated with Neuberger Berman Specialty Finance, beneficial owner of greater than five percent of our outstanding common stock (the “Corporate Facility”). On March 10, 2023, we upsized and amended the Corporate Facility (the “Amended Credit Agreement”) to be able to borrow up to an additional $75.0 million. We borrowed $20.8 million of term loans under the Amended Corporate Facility on March 10, 2023 (the “Incremental Tranche A-1 Loans”) and borrowed an additional $4.2 million of term loans under the Amended Corporate Facility on March 27, 2023 (the “Incremental Tranche A-2 Loans”). The term loans bear interest at an amount equal to (a) 1-month term SOFR plus 9.00%, payable in cash, plus (b) 3.00%, payable in cash or in kind at our option. The term loans are scheduled to mature on September 14, 2026, and are not subject to amortization. Certain prepayments of the term loans are subject to a prepayment premium. The obligations under the Amended Corporate Facility are secured by our assets and assets of certain of our subsidiaries guaranteeing the Amended Corporate Facility, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions.

We borrowed an aggregate additional amount of $50.0 million of term loans under the Amended Corporate Facility in two additional $25.0 million tranches on May 5, 2023 and June 30, 2023 (the “Incremental Tranche B Loans” and “Incremental Tranche C Loans,”), respectively.

In connection with the Amended Corporate Facility, we issued warrants to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of our common stock at an exercise price of $0.01 per share. In addition, (a) on March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, we issued warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of our common stock, (b) on May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, we issued warrants to the lenders providing the Incremental Tranche B Loans to purchase 1,048,363 shares of our common stock, and (c) on June 30, 2023, in connection with the funding of the Incremental Tranche C Loans, we issued warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of our common stock, in each case, at an exercise price of $0.01 per share. We also entered into a registration rights agreement with the applicable lenders, which stipulates that we file a registration statement with respect to the shares underlying the warrants.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with certain funds affiliated with Neuberger Berman. Pursuant to this agreement, we have a commitment to sell up to $300.0 million of our personal loan originations over twelve months. We will continue to service these loans upon transfer of the receivables. As part of this agreement, during the twelve months ended December 31, 2023, we transferred loans receivable totaling $220.5 million.

On March 12, 2024, the Company entered into an additional amendment to the Amended Corporate Facility, which among other modifications, required certain principal payments in amounts equal to $5.7 million per month to be made by the Company on the last business day of each of March, April and May 2024.

Policies and Procedures for Related Party Transactions

We have adopted a policy that all transactions, arrangements, or relationships in which the amounts exceed $120,000 or one percent of the average Company’s total assets at year-end for the last two completed fiscal years between us and our directors, executive officers, holders of more than 5% of our capital stock, any member of the immediate family of the foregoing persons, or their affiliates are approved by the audit and risk committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct. In approving or rejecting any such related party proposal, the audit and risk committee will consider the relevant facts and circumstances available and deemed to be relevant to the matter, including, but not limited to, risks, costs, impact on independence, availability of alternatives, and transaction terms that could have been obtained from unaffiliated third parties.

We believe that we have executed all the transactions described above on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intent to ensure that all future transactions between us and related parties are also approved by the audit and risk committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Director Independence

The listing rules of Nasdaq generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent.

In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Additionally, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10C-1, a member of the compensation committee of a listed company may not, other than in his or her capacity as a member of the compensation committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our Board conducts an annual review of the independence of our directors. In its most recent review, our Board determined that Mr. Banks, Ms. Barefoot, Mr. Daswani, Ms. Lee, Mr. Minetti, Mr. Miramontes, Mr. Parker, Ms. Smith, and Mr. Williams, representing eight of our nine directors, are “independent directors” as defined under the applicable listing standards of Nasdaq and the applicable rules and regulations promulgated by the SEC. Our Board has also determined that all members of our audit and risk committee, compensation and leadership committee, and nominating, governance and social responsibility committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table reflects the aggregate fees for audit and other services provided by Deloitte & Touche LLP (San Francisco, CA, PCAOB ID 34) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$2,361,346	$2,492,625
Audit-Related Fees (2)	441,260	810,500
Tax Fees (3)	387,972	748,751
Total Fees	$3,190,578	$4,051,876
(1)
Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements, statutory audit fees, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings.

(2)
Audit-Related Fees consist of fees for assurance and related services, including issuance of agreed upon reports, fees related to due diligence procedures, and fees related to service organization controls reporting.

(3)	Tax Fees consist of fees for U.S. and international corporate tax compliance and consulting services.

Audit and Risk Committee Oversight of Independence and Pre-Approval Policy

At least annually, consistent with the applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules, the audit and risk committee receives and reviews written disclosures from our independent registered public accounting firm, Deloitte & Touche LLP, delineating all relationships between them, or their affiliates, and the Company, or persons in financial oversight roles at the Company, that may reasonably be thought to bear on independence. The audit and risk committee considers and discusses with Deloitte & Touche LLP any potential effects of any such relationships on their independence as well as any compensation or services that could affect their objectivity and independence.

As part of the audit and risk committee’s oversight of independence, the committee determines and approves engagements of Deloitte & Touche LLP to perform any proposed permissible non-audit services, including the scope of the service and the compensation to be paid, prior to the commencement of such engagements. All of the services provided by Deloitte & Touche LLP for the years ended December 31, 2023 and 2022 described above were pre-approved by the audit and risk committee. Our audit and risk committee has determined that the rendering of services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(1)	Financial Statement Schedules:

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2)	Exhibits:

Exhibits are listed in the Exhibit Index below.

Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).					x

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

Date:	April 29, 2024	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)