Form 10-Q
period 2024-03-31
Oportun Financial Corp
filed 2024-05-10
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of May 3, 2024 was 35,589,254.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$69,200	$91,187
Restricted cash	127,353	114,829
Loans receivable at fair value	2,841,525	2,962,352
Capitalized software and other intangibles, net	106,370	114,735
Right of use assets - operating	18,915	21,105
Other assets	114,138	107,680
Total assets	$3,277,501	$3,411,888

Liabilities and stockholders' equity
Liabilities
Secured financing	$72,106	$289,951
Asset-backed notes at fair value	1,701,854	1,780,005
Asset-backed borrowings at amortized cost	787,524	581,468
Acquisition and corporate financing	243,413	258,746
Lease liabilities	25,472	28,376
Other liabilities	65,160	68,938
Total liabilities	2,895,529	3,007,484
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023; 35,861,277 shares issued and 35,589,254 shares outstanding at March 31, 2024; 34,741,076 shares issued and 34,469,053 shares outstanding at December 31, 2023	7	7
Common stock, additional paid-in capital	588,562	584,555
Retained deficit	(200,288)	(173,849)
Treasury stock at cost, 272,023 shares at March 31, 2024 and December 31, 2023	(6,309)	(6,309)
Total stockholders’ equity	381,972	404,404
Total liabilities and stockholders' equity	$3,277,501	$3,411,888
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Interest income	$230,590	$237,619
Non-interest income	19,892	21,893
Total revenue	250,482	259,512
Less:
Interest expense	54,465	38,997
Net decrease in fair value	(116,850)	(215,710)
Net revenue	79,167	4,805

Operating expenses:
Technology and facilities	47,105	56,874
Sales and marketing	16,003	19,182
Personnel	24,516	37,318
Outsourcing and professional fees	10,241	13,802
General, administrative and other	11,777	19,162
Total operating expenses	109,642	146,338

Income (loss) before taxes	(30,475)	(141,533)
Income tax benefit	(4,036)	(39,443)
Net loss	$(26,439)	$(102,090)

Net income (loss) attributable to common stockholders	$(26,439)	$(102,090)

Share data:
Earnings (loss) per share:
Basic	$(0.68)	$(3.00)
Diluted	$(0.68)	$(3.00)
Weighted average common shares outstanding:
Basic	38,900,876	33,979,050
Diluted	38,900,876	33,979,050
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2024
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2024	4,193,453	$19,431	34,469,053	$7	$565,124	$(173,849)	$(6,309)	$404,404
Stock-based compensation expense	—	—	—	—	4,239	—	—	4,239
Vesting of restricted stock units, net of shares withheld	—	—	1,120,201	—	(232)	—	—	(232)
Net loss	—	—	—	—	—	(26,439)	—	(26,439)
Balance – March 31, 2024	4,193,453	$19,431	35,589,254	$7	$569,131	$(200,288)	$(6,309)	$381,972

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2023
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	—	$—	33,354,607	$7	$547,799	$6,102	$(6,309)	$547,599
Stock-based compensation expense	—	—	—	—	5,329	—	—	5,329
Vesting of restricted stock units, net of shares withheld	—	—	529,739	—	(1,364)	—	—	(1,364)
Issuance of warrants to purchase common stock in connection with debt financing	2,096,727	6,672	—	—	—	—	—	6,672
Net loss	—	—	—	—	—	(102,090)	—	(102,090)
Balance – March 31, 2023	2,096,727	$6,672	33,884,346	$7	$551,764	$(95,988)	$(6,309)	$456,146

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(26,439)	$(102,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,198	13,389
Fair value adjustment, net	116,850	215,710
Origination fees for loans receivable at fair value, net	(1,597)	(4,743)
Gain on loan sales	(1,501)	(1,352)
Stock-based compensation expense	3,982	4,878
Other, net	(2,693)	(34,564)
Originations of loans sold and held for sale	(22,235)	(10,032)
Proceeds from sale of loans	23,355	11,125
Changes in operating assets and liabilities	(17,038)	(15,507)
Net cash provided by operating activities	85,882	76,814
Cash flows from investing activities
Originations and purchases of loans held for investment	(298,139)	(376,280)
Proceeds from loan sales originated as held for investment	1,393	1,041
Repayments of loan principal	336,428	348,104
Capitalization of system development costs	(3,097)	(11,743)
Other, net	(124)	(770)
Net cash provided by (used in) investing activities	36,461	(39,648)
Cash flows from financing activities
Borrowings under secured financing	—	87,900
Repayments of secured financing	(218,246)	(2,614)
Repayments of asset-backed notes at fair value	(105,273)	(136,369)
Borrowings under asset-backed borrowings at amortized cost	260,265	—
Repayments of asset-backed borrowings at amortized cost	(48,746)	—
Borrowings under acquisition and corporate financing	—	17,723
Repayments of acquisition and corporate financing	(17,147)	(10,195)
Payments of deferred financing costs	(2,427)	(775)
Borrowings allocated to warrants	—	6,632
Net payments related to stock-based activities	(232)	(1,364)
Net cash used in financing activities	(131,806)	(39,062)
Net decrease in cash and cash equivalents and restricted cash	(9,463)	(1,896)
Cash and cash equivalents and restricted cash, beginning of period	206,016	203,817
Cash and cash equivalents and restricted cash, end of period	$196,553	$201,921

Supplemental disclosure of cash flow information
Cash and cash equivalents	$69,200	$74,075
Restricted cash	127,353	127,846
Total cash and cash equivalents and restricted cash	$196,553	$201,921

Cash paid for income taxes, net of refunds	$(680)	$307
Cash paid for interest	$56,657	$37,459
Cash paid for amounts included in the measurement of operating lease liabilities	$3,328	$3,725
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$164	$1,179
Non-cash investments in capitalized assets	$739	$(1,143)
Non-cash financing activities	$(1,649)	$6,672
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun" or the "Company") is a mission driven fintech that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of products powered by A.I., offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the SEC's definition of a “Smaller Reporting Company”, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 15, 2024.

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

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances disclosures about significant segment expenses, provides new segment disclosure requirements for entities with a single reportable segment, enhances interim disclosure requirements, clarifies circumstances in which an entity is permitted to disclose multiple segment measures of profit or loss and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has evaluated the effect of the new guidance and determined that the expanded segment disclosures will not have a material impact on the consolidated financial statements.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Net loss	$(26,439)	$(102,090)
Net income (loss) attributable to common stockholders	$(26,439)	$(102,090)

Basic weighted-average common shares outstanding	38,900,876	33,979,050
Weighted average effect of dilutive securities:
Diluted weighted-average common shares outstanding	38,900,876	33,979,050

Earnings (loss) per share:
Basic	$(0.68)	$(3.00)
Diluted	$(0.68)	$(3.00)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options	2,543,871	3,261,871
Restricted stock units	3,626,101	3,953,396
Total anti-dilutive common share equivalents	6,169,972	7,215,267

4.	Variable Interest Entities

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

Consolidated VIEs

As part of the Company’s overall funding strategy, the Company transfers a pool of designated loans receivable to wholly owned special-purpose subsidiaries to collateralize certain asset-backed financing transactions. For these VIEs where the Company has determined that it is the primary beneficiary because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs, the VIEs assets and related liabilities are consolidated with the results of the Company. Such power arises from the Company’s contractual right to service the loans receivable securing the VIEs’ asset-backed debt obligations. The Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIEs because it retains the residual interest of each asset-backed financing transaction in the form of an asset-backed certificate. Accordingly, the Company includes the VIEs’ assets, including the assets securing the financing transactions, and related liabilities in its condensed consolidated financial statements.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2024	2023
Consolidated VIE assets
Restricted cash	$104,118	$91,466
Loans receivable at fair value	2,393,160	2,539,186
Total VIE assets	2,497,278	2,630,652
Consolidated VIE liabilities
Secured financing (1)	72,702	290,949
Asset-backed notes at fair value	1,701,854	1,780,005
Asset-backed borrowings at amortized cost	383,856	195,057
Acquisition financing (1)	45,790	57,237
Total VIE liabilities	$2,204,202	$2,323,248
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

The originations of loans sold and held for sale during the three months ended March 31, 2024 was $22.2 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.6 million. The originations of loans sold and held for sale during the three months ended March 31, 2023 was $10.0 million. The gain on sale recorded during the three months ended March 31, 2023 was $1.4 million. Servicing revenue during the same time period was $3.0 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Capitalized software, net:
System development costs	$162,357	$158,577
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(130,038)	(119,810)
Total capitalized software, net	$80,819	$87,267

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended March 31, 2024 and 2023 was $10.2 million and $10.1 million, respectively. System development costs capitalized in the three months ended March 31, 2024 and 2023 were $3.8 million and $10.6 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Digit on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(17,575)	(15,658)
Total intangible assets, net	$25,551	$27,468

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $1.9 million and $1.6 million, respectively. On March 8, 2023, the Company revealed its rebranding of Oportun and Digit as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark.

Expected future amortization expense for intangible assets as of March 31, 2024 is as follows:

(in thousands)	Fiscal Years
2024 (remaining nine months)	$5,621
2025	4,929
2026	4,929
2027	4,929
2028	4,780
2029	—
Thereafter	—
Total	$25,188

7.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Fixed assets
Total fixed assets	$48,067	$48,944
Less: Accumulated depreciation	(42,050)	(41,953)
Total fixed assets, net	$6,017	$6,991

Other Assets
Prepaid expenses	$15,600	$15,758
Deferred tax assets	52,899	48,123
Current tax assets	3,382	4,731
Receivable from banking partner	5,666	4,050
Derivative asset	10,482	9,307
Other	20,092	18,720
Total other assets	$114,138	$107,680

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended March 31, 2024 and 2023 was $1.1 million and $1.3 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				March 31, 2024	December 31, 2023
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$80,000	December 1, 2024	Adjusted SOFR + 3.41%	$63,559	$68,409
Oportun PLW Trust	600,000	September 1, 2024	Adjusted SOFR + 2.17%	8,547	221,542
Total secured financing	$680,000			$72,106	$289,951
(1) As of December 31, 2023, the facility amount of the Secured Financing - CCW facility (Oportun CCW Trust) was $100.0 million.

On January 31, 2024, the Company entered into an amendment to the Credit Card Warehouse facility to reduce the commitment amount from $100.0 million to $80.0 million and adjusted the minimum payment rate requirement, advance rate, and the amount of other loan sales permissable.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes:

	March 31, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$119,021	$134,299	9.82%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	104,276	120,674	9.23%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	394,163	415,310	5.43%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	470,738	519,122	2.47%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	472,928	518,830	2.04%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	140,728	155,838	1.78%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,701,854	$1,864,073

	December 31, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$145,732	$165,079	9.34%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	135,825	156,027	8.46%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	390,755	415,448	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	459,212	519,612	2.47%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	466,317	519,115	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	182,164	200,758	1.78%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	—	—	—%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$1,780,005	$1,976,039
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of March 31, 2024. The weighted average interest rate for Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2021-A ended on March 1, 2023. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's Asset-backed borrowings at amortized cost:

	March 31, 2024		December 31, 2023
	Balance		Balance
Asset-backed borrowings at amortized cost	Pledged Asset (1)	Associated Liability	Pledged Asset (1)	Associated Liability
(in thousands)
Oportun Issuance Trust 2024-1	$190,033	$188,608	$—	$—
Oportun CL Trust 2023-A	197,390	195,248	197,390	195,057
Other Asset Backed Borrowings	402,124	403,668	382,712	386,411
Total asset-backed borrowings recorded at amortized cost:	$789,547	$787,524	$580,102	$581,468
(1) The amount of pledged assets are recognized within the Loans Receivable at Fair Value within the Consolidated Balance Sheet.

On February 13, 2024, the Company announced the issuance of $199.5 million of Series 2024-1 fixed-rate asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.600% per annum and weighted average coupon of 8.434% per annum.

Acquisition and Corporate Financing

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				March 31, 2024	December 31, 2023
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00%) + 12.00%	$200,098	$204,100
Oportun RF, LLC (2)	116,000	January 10, 2025	SOFR (minimum of 0.00%) + 11.00%	43,315	54,646
Total acquisition and corporate financings	$266,000			$243,413	$258,746
(1) The Corporate Financing facility (Oportun Financial Corporation) was upsized and amended on March 10, 2023 to provide the ability to be able to borrow up to an additional $75.0 million.
(2) As of December 31, 2023, the maturity date of the Acquisition Financing facility (Oportun RF, LLC) was October 10, 2024.

Amendments to Corporate Financing

On March 12, 2024, the Company entered into Amendment No. 3 to the Corporate Financing (the “Third Amendment”), by and among the Company, as borrower, the subsidiaries of the Company party thereto as guarantors, certain affiliates of Neuberger Berman Specialty Finance as lenders, and the Agent. The Third Amendment includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and requires certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amendment requires principal payments equal to 100% of the net cash proceeds of any indebtedness junior in priority to the obligations under the Corporate Financing.

Amendments to Acquisition Financing

On March 8, 2024, the Acquisition Financing facility (Oportun RF, LLC) was amended to provide for a three-month principal payment holiday for the months of March, April and May 2024, in amounts equal to $5.7 million per month. In addition, the amendment extended the term of the Acquisition Financing facility to January 10, 2025.

See Note 10, Stockholders' Equity for additional information on the Warrants.

As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accounts payable	$6,531	$5,288
Accrued compensation	11,850	15,359
Accrued expenses	24,861	24,791
Accrued interest	7,843	8,415
Amount due to whole loan buyer	4,031	4,169
Current tax liabilities	7,134	7,139
Other	2,910	3,777
Total other liabilities	$65,160	$68,938

10.	Stockholders' Equity

Preferred Stock - The Board has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2024 or December 31, 2023.

Common Stock - As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2024, 35,861,277 and 35,589,254 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2023, 34,741,076 and 34,469,053 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

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

See Liquidity and Capital Resources section for additional information on the Second Amendment of the Corporate Financing facility.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Technology and facilities	$1,159	$1,049
Sales and marketing	24	33
Personnel	2,799	3,796
Total stock-based compensation (1)	$3,982	$4,878
(1) Amounts shown are net of $0.3 million of capitalized stock-based compensation for the three months ended March 31, 2024 and net of $0.5 million of capitalized stock-based compensation for the three months ended March 31, 2023.

As of March 31, 2024, and December 31, 2023, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $1.9 million and $2.6 million, respectively, which will be recognized over a weighted-average vesting period of approximately 1.9 years for both periods. As of March 31, 2024 and December 31, 2023, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $18.6 million and $24.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.0 years and 2.1 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $1.1 million and

$1.4 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $1.6 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest income
Interest on loans	$225,683	$232,200
Fees on loans	4,907	5,419
Total interest income	230,590	237,619

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Non-interest income
Gain on loan sales	$1,501	$1,326
Servicing fees	3,409	3,680
Subscription revenue	6,519	6,878
Interest on member accounts	4,667	5,228
Other income	3,796	4,781
Total non-interest income	$19,892	$21,893

13.	Income Taxes

For the three months ended March 31, 2024 and 2023, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three months ended March 31, 2024 and 2023, the Company recorded income tax benefit of $4.0 million and $39.4 million, respectively, related to continuing operations. The Company’s reported effective tax rates were 13.2% and 27.9% for the three months ended March 31, 2024 and 2023, respectively.

Income tax benefit decreased by $35.4 million or 89.8%, from $39.4 million for the three months ended March 31, 2023 to $4.0 million for the three months ended March 31, 2024, primarily as a result of having a smaller pretax loss for the three months ended March 31, 2024. The Company's effective tax rates for the three months ended March 31, 2024 differ from the statutory tax rates primarily due to the impacts of the research and development tax credit and stock-based compensation.

The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense. The Company expects to release $3.6 million of the uncertain tax positions within the next twelve months due to the expiration of various statute of limitations at the end of 2024.

In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements during fiscal year 2024.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2024		December 31, 2023
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,652,473	$2,744,380	$2,824,342	$2,853,186
Loans receivable - credit cards	99,916	97,145	111,145	109,166
Total Loans Receivable at Fair Value	$2,752,389	$2,841,525	$2,935,487	$2,962,352
Liabilities
Asset-backed notes	1,769,132	1,701,854	1,874,406	1,780,005

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of March 31, 2024, consists of $2,624.1 million of unsecured personal loans receivable and $120.3 million of secured personal loans receivable.

	March 31, 2024			December 31, 2023
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	7.77%	50.28%	11.61%	6.87%	51.00%	11.80%
Remaining cumulative prepayments (1)	0.00%	25.70%	21.08%	0.00%	28.17%	23.83%
Average life (years)	0.15	1.33	1.02	0.18	1.37	1.01
Discount rate	9.10%	9.10%	9.10%	10.10%	10.10%	10.10%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

	March 31, 2024	December 31, 2023
Credit Card Receivables	Range	Range
Remaining cumulative charge-offs (1)	20.24%	20.16%
Principal payment rate (1)	6.65%	7.06%
Average life (years)	1.07	1.00
Discount rate	9.10%	10.20%
(1) Figure disclosed as a percentage of outstanding principal balance.

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of March 31, 2024 and December 31, 2023, were $10.5 million and $9.3 million, respectively. The underlying cash flows as of March 31, 2024 and December 31, 2023, were $13.6 million and $12.2 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	March 31, 2024			December 31, 2023
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	0.76%	31.71%	10.24%	1.09%	30.38%	10.56%
Remaining cumulative prepayments	0.00%	3.03%	0.72%	0.01%	3.89%	0.92%
Average life (years)	0.36	2.07	1.70	0.36	2.00	1.64
Discount rate	17.74%	17.74%	17.74%	17.00%	17.00%	17.00%

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2024 and 2023. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance – beginning of period	$2,962,352	$3,175,449
Principal disbursements	584,162	673,935
Principal and interest payments from members	(596,033)	(621,972)
Other loan sales	(34,857)	(38,209)
Gross charge-offs	(103,037)	(107,406)
Net increase (decrease) in fair value	28,938	(37,319)
Balance – end of period	$2,841,525	$3,044,478

As of March 31, 2024, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $6.1 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $36.3 million. As of December 31, 2023, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $5.2 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $41.5 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$69,200	$69,200	$69,200	$—	$—
Restricted cash	127,353	127,353	127,353	—	—
Loans held for sale (Note 5)	427	395	—	—	395
Liabilities
Accounts payable	6,531	6,531	6,531	—	—
Secured financing (Note 8)	72,702	72,193	—	72,193	—
Asset-backed borrowings at amortized cost (Note 8)(1)	789,547	792,224	—	390,100	402,124
Acquisition and corporate financing (Note 8)	268,516	276,137	—	276,137	—
(1) As of March 31, 2024, the Company estimates the carrying value of the Level 3 other asset-backed borrowings at amortized cost to approximate their fair value as the underlying cash flows and associated assumptions are reviewed and updated each period.

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
There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023.

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

As of March 31, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024 (remaining nine months)	$9,314
2025	10,907
2026	4,808
2027	1,770
2028	543
2029	113
Thereafter	—
Total lease payments	27,455
Imputed interest	(1,983)
Total leases	$25,472

Weighted average remaining lease term	2.6 years
Weighted average discount rate	4.70%

As of December 31, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024	12,786
2025	10,851
2026	4,700
2027	1,661
2028	435
2029	40
Thereafter	—
Total lease payments	30,473
Imputed interest	(2,097)
Total leases	$28,376

Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.72%

Rental expenses under operating leases for the three months ended March 31, 2024 and 2023, was $3.9 million and $4.4 million, respectively.

Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $29.2 million for the remainder of 2024, $28.7 million in 2025, $13.8 million in 2026, $1.1 million in 2027 and $0.0 million in 2028.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of March 31, 2024, the Company has a commitment to purchase an additional $20.5 million of program loans based on originations through March 31, 2024.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at March 31, 2024 and December 31, 2023 were $31.7 million and $32.9 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of March 31, 2024, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $3.8 million, consisting of $1.2 million of value-added tax and $2.6 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company has agreed to sell up to $300.0 million of its personal loan originations over the next twelve months. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three months ended March 31, 2024 the Company transferred loans receivable totaling $0.4 million. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

For the three months ended March 31, 2024, the Company recorded interest expense under these agreements of $11.5 million, primarily related to the Corporate Financing agreement and $6.5 million related to the secured borrowing agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. The Company also recorded $4.8 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2024 related to transferred loans.

The Company had corporate financing of $200.1 million and $204.1 million due to Neuberger as of March 31, 2024 and December 31, 2023, respectively. The Company also had an insignificant amount of interest payable in Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2024 related to this transaction.

The Company had loans receivable at fair value underlying the secured borrowing of $180.9 million and Asset-backed borrowings at amortized cost of $180.2 million, respectively, due to Neuberger as of March 31, 2024. The Company also had an insignificant amount in Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2024 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 15, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
•our expectations and management of future growth, including expanding our markets served, member base and product and service offerings, and realizing the benefits and synergies from acquisitions;
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
•our ability to realize the expected benefits from reductions in workforce and other streamlining measures, including our estimate of the changes and expenditures, and the timing thereof;
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

Overview

We are a mission-driven fintech that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 17-year lending history, we have extended more than $18.2 billion in responsible credit through more than 7.0 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of financial products, offered either directly or through partners, including lending, and savings powered by A.I. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of March 31, 2024 our personal loan products are also available over the phone or through our 129 retail locations, and 426 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of March 31, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 41 months and 33.2%, respectively. The average loan size for loans we originated during the three months ended March 31, 2024 was $2,993. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of March 31, 2024, we originated unsecured personal loans in 4 states through state licenses and in 39 states through our partnership with Pathward, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended March 31, 2024 was $6,234. As of March 31, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 52 months and 29.1%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in California and we are in the process of expanding into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offered credit cards in 44 states as of March 31, 2024. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of March 31, 2024. The average credit line for credit cards activated during the three months ended March 31, 2024 was $998. On November 6, 2023, the Company announced that it was exploring strategic options for our credit card portfolio.

Oportun Savings

Savings – Our Savings product, Set & Save, is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Members integrate their existing bank accounts into the platform or they can make the Set & Save product their primary banking relationship through a bank partner. After one year using the automated savings product, members have been able to increase their liquid savings by approximately 50%. Since 2015, our savings product has helped members save more than $10.5 billion.

The funds in these savings accounts are owned by members of our products and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

Lending as a Service

Beyond our core direct-to-consumer lending business, we leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations (with both DolEx Dollar Express, Inc. and Barri Financial Group now consolidated into a single company “DolFinTech”). We recently re-launched our Lending as a Service program with a new streamlined Lead Generation program through which DolFinTech provides us with information for potential members and we are able to offer loans through our existing channels by phone, online, or in our retail locations. Oportun originates, underwrites, and services the loan. Through this new program, we believe we will be able to offer our Lending as a Service Lead Generation program to additional partners with a much faster lead-to-market time while expanding our membership base with a true Oportun service experience.

In order to strategically realign our resources to focus on other products, on November 6, 2023, we announced the sunsetting of our embedded finance partnership with Sezzle, a provider of Buy Now Pay Later financing options, which launched in the first quarter of 2023.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past ten years, we have executed 21 bond offerings in the asset-backed securities market, the last 18 of which include tranches that have been rated investment grade. We have generally issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In higher interest rate environments we may consider issuing amortizing bonds.

Workforce Optimization and Streamlining Operations

During the first quarter of 2024, we made the decision to close 39 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $0.8 million and was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2024, respectively. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

During the first quarter of 2023, we announced a series of personnel and other cost savings measures to reduce expenses and streamline efficiency. In relation to these and other personnel related activities, the income statement impact of $6.8 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023, respectively.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended March 31,
(in thousands of dollars)	2024	2023
Key Financial and Operating Metrics
Aggregate Originations	$338,216	$407,961
Portfolio Yield	32.5%	31.4%
30+ Day Delinquency Rate	5.2%	5.5%
Annualized Net Charge-Off Rate	12.0%	12.1%

Other Metrics
Managed Principal Balance at End of Period	$3,027,508	$3,281,913
Owned Principal Balance at End of Period	$2,752,389	$3,004,998
Average Daily Principal Balance	$2,851,657	$3,069,911
See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $338.2 million for the three months ended March 31, 2024 from $408.0 million for the three months ended March 31, 2023, representing a 17.1% decrease. The decrease is primarily driven by a $115.8 million decrease driven by a reduction in average loan size from $4,075 to $2,918 for the three months ended March 31, 2023 and March 31, 2024, respectively, which was partially offset by a $46.1 million increase as a result of a 15.8 thousand increase in the number of loans originated. We originated 115,912 and 100,122 loans for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily due to increased approval rates and additional marketing efforts to new members.

Portfolio Yield

Portfolio yield increased to 32.5% for the three months ended March 31, 2024, from 31.4% for the three months ended March 31, 2023, primarily attributable to higher fees on loans originated through our bank partnership.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.2% and 5.5% as of March 31, 2024 and 2023, respectively. The decrease was primarily due to improved credit quality as a result of our 2023 efforts to tighten credit standards throughout the second half of 2023 after significantly tightening underwriting standards in 2022.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2024 and 2023 was 12.0% and 12.1%, respectively. Net Charge-offs for the three months ended March 31, 2024 decreased primarily due to our efforts to tighten our credit underwriting standards and focus lending towards existing and returning members to improve credit outcomes. Beginning in July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses throughout 2024. We anticipate our Annualized Net Charge-Off Rate will decline during 2024 as our back book of loans amortize down.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. Even in 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. Continued elevated charge-offs for the three months ended March 31, 2024 is primarily due to deterioration in our back book and deterioration of the vintages originated in the second half of 2022 prior to further tightening underwriting standards for returning members in December 2022. For the three months ended March 31, 2024, the back book continued to season and made-up 40% of gross charge-offs while only making up approximately 16% of the loans receivable (excluding credit cards). In addition, the increase was partially caused by decreasing originations which caused receivables to decrease throughout 2023 and first quarter of 2024 as we continued to tighten credit standards throughout the second half of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charge-off a credit card account at the earlier of when the account is determined to be uncollectible or when it is 180 days contractually past due.
*Numbers shown reflect year-to-date amounts for the three months ended March 31, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2024 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2014, excluding loans originated from July 2017 to August 2020 and from December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program. 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We have tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members in the third quarter of 2022 and reduced significantly in the second half of 2022. We refer to the post-July 2022 underwriting vintages as our front book and we refer to the originations made prior to our significant credit-tightening in July 2022 as the back book. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. Due to macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel, and rent that are also putting pressure on our members. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Dollar weighted average original term for vintage in months	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2
Net lifetime loan losses as of March 31, 2024 as a percentage of original principal balance	6.1%	7.1%	8.0%	8.2%	9.8%	10.8%	8.9%*	16.4%*	12.4%*	0.0%*
Outstanding principal balance as of March 31, 2024 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	0.4%	1.3%	11.7%	47.6%	91.0%
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands of dollars)	2024	2023
Revenue
Interest income	$230,590	$237,619
Non-interest income	19,892	21,893
Total revenue	250,482	259,512
Less:
Interest expense	54,465	38,997
Total net decrease in fair value	(116,850)	(215,710)
Net revenue	79,167	4,805
Operating expenses:
Technology and facilities	47,105	56,874
Sales and marketing	16,003	19,182
Personnel	24,516	37,318
Outsourcing and professional fees	10,241	13,802
General, administrative and other	11,777	19,162
Total operating expenses	109,642	146,338
Loss before taxes	(30,475)	(141,533)
Income tax benefit	(4,036)	(39,443)
Net loss	$(26,439)	$(102,090)

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Revenue
Interest income	$230,590	$237,619	$(7,029)	(3.0)%
Non-interest income	19,892	21,893	(2,001)	(9.1)%
Total revenue	$250,482	$259,512	$(9,030)	(3.5)%
Percentage of total revenue:
Interest income	92.1%	91.6%
Non-interest income	7.9%	8.4%
Total revenue	100.0%	100.0%

Interest income. Total interest income decreased by $7.0 million, or 3.0%, from $237.6 million for the three months ended March 31, 2023 to $230.6 million for the three months ended March 31, 2024. The decrease is primarily attributable to a $218.3 million decrease in our Average Daily Principal Balance from $3.1 billion for the three months ended March 31, 2023 to $2.9 billion for the three months ended March 31, 2024, a decrease of 7.1%. The decrease was partially offset by an increase in portfolio yield of 113 basis points in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Non-interest income. Total non-interest income decreased by $2.0 million, or 9.1%, from $21.9 million for the three months ended March 31, 2023 to $19.9 million for the three months ended March 31, 2024. The decrease is primarily due to a $2.6 million decrease in subscription revenue, interest income earned on Set & Save member accounts.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$54,465	$38,997	$15,468	39.7%
Percentage of total revenue	21.7%	15.0%
Cost of Debt	7.5%	5.2%

Interest expense. Interest expense increased by $15.5 million, or 39.7%, from $39.0 million for the three months ended March 31, 2023 to $54.5 million for the three months ended March 31, 2024. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances. We expect our interest expense to increase as our asset-backed notes issued at lower interest rates amortize and are replaced with more expensive funding at current interest rates.

See Note 8, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further information on our Interest expense and our Secured Financing and asset-backed notes.

Total net increase (decrease) in fair value

Net increase (decrease) in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes at fair value on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. We also have a derivative instrument related to our bank partnership program with Pathward, N.A. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$28,938	$(37,319)	$66,257	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(27,123)	(48,895)	21,772	*
Fair value mark-to-market adjustment on derivatives	1,176	1,696	(520)	*
Total fair value mark-to-market adjustment	2,991	(84,518)	87,509	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(85,328)	(91,585)	6,257	*
Net settlements on derivative instruments	(1,056)	(2,438)	1,382	*
Fair value mark on loans sold(1)	(33,457)	(37,169)	3,712	*
Total net decrease in fair value	$(116,850)	$(215,710)	$98,860	*
Percentage of total revenue:
Fair value mark-to-market adjustment	1.2%	(32.6)%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(34.1)%	(35.3)%
Total net increase (decrease) in fair value	(32.9)%	(67.9)%
Discount rate	9.10%	11.07%
Remaining cumulative charge-offs	11.92%	11.72%
Average life in years	1.03	0.96
* Not meaningful
(1) The fair value mark on loans sold shown for the three months ended March 31, 2024 includes $(33.5) million related to the cumulative fair value mark on the loans sold in other loan sales in Q1 2024. The fair value mark on loans sold shown for the three months ended March 31, 2023 includes $(37.2) million related to the cumulative fair value mark on loans sold in other loan sales in Q1 2023. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended March 31, 2024 was $116.9 million. This amount represents a total fair value mark-to-market increase of $3.0 million, and $85.3 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $28.9 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in the discount rate from 11.07% as of March 31, 2023 to 9.10% as of March 31, 2024 (b) an increase in average life from 0.96 years as of March 31, 2023 to 1.03 years as of March 31, 2024, (c) offset by an increase in remaining cumulative charge-offs from 11.72% as of March 31, 2023 to 11.92% as of March 31, 2024. The $(27.1) million mark-to-market adjustment on asset-backed notes is due to increasing prices on our asset-backed notes due to lower medium-term interest rates and tighter spreads. The total net increase (decrease) in fair value includes a $(33.5) million and a $(37.2) million adjustment related to the fair value mark on loans sold for the three months ended March 31, 2024 and March 31, 2023, respectively.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Total charge-offs, net of recoveries	$85,328	$91,585	$(6,257)	(6.8)%
Average Daily Principal Balance	$2,851,657	$3,069,911	$(218,254)	(7.1)%
Annualized Net Charge-Off Rate	12.0%	12.1%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate decreased to 12.0% for the three months ended March 31, 2024 from 12.1% for the three months ended March 31, 2023. Net Charge-offs for the three months ended March 31, 2024 decreased primarily due to our efforts to tighten our credit underwriting standards and focus lending towards existing and returning members to improve credit outcomes. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses by the end of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Technology and facilities	$47,105	$56,874	$(9,769)	(17.2)%
Percentage of total revenue	18.8%	21.9%

Technology and facilities. Technology and facilities expense decreased by $9.8 million, or 17.2%, from $56.9 million for the three months ended March 31, 2023 to $47.1 million for the three months ended March 31, 2024. The decrease is primarily due to a $8.6 million decrease in wages and salaries, benefits and bonuses due to the 2023 reductions in force, a $2.3 million decrease in outsourcing and professional fees and a $1.8 million decrease in service costs, software and office rent. The decrease was partially offset by a $3.3 million decrease in capitalization of internally developed software following the 2023 reductions in force.

Sales and marketing

Sales and marketing expenses consist of two components and represents the costs to acquire our members. The first component is comprised of the expense to acquire a member through various paid marketing channels including direct mail, digital marketing, and brand marketing. The second component is comprised of the costs associated with our telesales, lead generation and retail operations, including personnel expenses, but excluding costs associated with retail locations.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages and CAC)	2024	2023	$	%
Sales and marketing	$16,003	$19,182	$(3,179)	(16.6)%
Percentage of total revenue	6.4%	7.4%
Customer Acquisition Cost (“CAC”)	$138	$192	$(54)	(28.1)%

Sales and marketing. Sales and marketing expense to acquire our members decreased by $3.2 million, or 16.6%, from $19.2 million for the three months ended March 31, 2023 to $16.0 million for the three months ended March 31, 2024. The decrease was attributable to a $3.2 million decrease in wages and salaries and benefits due to streamlining operations and reduction in outsourcing and professional fees. As a result of our increase in number of loans originated during the three months ended March 31, 2024, our CAC decreased by 28.1%, from $192 thousand the three months ended March 31, 2023 to $138 for the three months ended March 31, 2024. We expect sales and marketing to decrease in 2024 compared to 2023, as we continue to optimize marketing investment allocation across channels, focus on higher credit quality segments, and drive efficiency in telesales and retail operations.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Personnel	$24,516	$37,318	$(12,802)	(34.3)%
Percentage of total revenue	9.8%	14.4%

Personnel. Personnel expense decreased by $12.8 million, or 34.3%, from $37.3 million for the three months ended March 31, 2023 to $24.5 million for the three months ended March 31, 2024. The decrease is attributable to a $12.9 million reduction in wages and salary, bonuses, stock-based compensation expense and benefits primarily driven by the 2023 reductions in force. We expect our personnel expense to decrease in 2024 compared to 2023 due to further cost reductions.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. The costs related to our third-party contact centers located in Colombia and the Philippines are included in outsourcing and professional fees. These third-party contact centers provide business support, including application processing, verification, customer service and collections. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes at fair value.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Outsourcing and professional fees	$10,241	$13,802	$(3,561)	(25.8)%
Percentage of total revenue	4.1%	5.3%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $3.6 million, or 25.8%, from $13.8 million for the three months ended March 31, 2023 to $10.2 million for the three months ended March 31, 2024. The decrease is primarily attributable to a $2.1 million decrease in outsourced call center professionals due to a shift to in-house call centers and a $1.4 million decrease in consulting services related to our credit card program and professional recruiting services. We expect our outsourcing and professional fees to decrease in 2024 compared to 2023 as a result of our continued focus on strong expense discipline and streamlining operations.
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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
General, administrative and other	$11,777	$19,162	$(7,385)	(38.5)%
Percentage of total revenue	4.7%	7.4%

General, administrative and other. General, administrative and other expense decreased by $7.4 million, or 38.5%, from $19.2 million for the three months ended March 31, 2023 to $11.8 million for the three months ended March 31, 2024, primarily due to the $6.8 million reserve related to the February 2023 reductions in force not present in the current period. We expect our general, administrative and other expense to decrease in 2024 compared to 2023 as a result of our continued focus on strong expense discipline.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended March 31, 2024 and 2023, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%
Income tax benefit	$(4,036)	$(39,443)	$35,407	(89.8)%
Percentage of total revenue	(1.6)%	(15.2)%
Effective tax rate	13.2%	27.9%

Income tax expense. Income tax benefit decreased by $35.4 million or 89.8%, from $39.4 million for the three months ended March 31, 2023 to $4.0 million for the three months ended March 31, 2024, primarily due to lower pretax loss for the three months ended March 31, 2024.

Valuation Allowance. As of March 31, 2024, we have $50.5 million of U.S. net deferred tax assets, of which $75.6 million is related to tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

See Note 2, Summary of Significant Accounting Policies, and Note 13, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our income taxes.

Fair Value Estimate Methodology for Loans Receivable at Fair Value

Summary

Fair value is an electable option under GAAP to account for any financial instruments, including loans receivable and debt. It differs from amortized cost accounting in that loans receivable and debt are recorded on the balance sheet at fair value rather than on a cost basis. Under the fair value option credit losses are recognized through income as they are incurred rather than through the establishment of an allowance and provision for losses. The fair value of instruments under this election is updated at the end of each reporting period, with changes since the prior reporting period reflected in the Condensed Consolidated Statements of Operations (Unaudited) as net increase (decrease) in fair value which impacts Net Revenue. Changes in interest rates, credit spreads, realized and projected credit losses and cash flow timing will lead to changes in fair value and therefore impact earnings. These changes in the fair value of the Loans Receivable at Fair Value may be partially offset by changes in the fair value of the asset-backed notes where the fair value option has been elected, depending upon the relative duration of the instruments.

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
•Subtracting the remaining cumulative charge-offs from the net portfolio yield to calculate the net cash flow; and
•Subtracting the product of the discount rate and the average life from the net cash flow to calculate the gross fair value premium as a percentage of loan principal balance.

The table below reflects the application of this methodology for the five quarters since January 1, 2023, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Weighted average portfolio yield over the remaining life of the loans	28.87%	29.10%	29.58%	29.85%	29.61%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	23.87%	24.10%	24.58%	24.85%	24.61%
Multiplied by: Weighted average life in years	1.027	1.007	0.995	0.955	0.963
Pre-loss cash flow	24.50%	24.26%	24.45%	23.74%	23.69%
Less: Remaining cumulative charge-offs	(11.92)%	(12.10)%	(11.93)%	(11.35)%	(11.72)%
Net cash flow	12.58%	12.16%	12.52%	12.39%	11.97%
Less: Discount rate multiplied by average life	(9.34)%	(10.17)%	(11.09)%	(10.61)%	(10.66)%
Gross fair value premium as a percentage of loan principal balance	3.24%	1.99%	1.43%	1.78%	1.31%
Discount Rate	9.10%	10.10%	11.15%	11.10%	11.07%

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
Beginning in 2024, we updated the definitions of Adjusted EBITDA, Adjusted Net Income and Adjusted Operating Efficiency to better represent how we view the results of operations and make management decisions. Comparable prior period Non-GAAP financial measures are included in addition to the previously reported metrics.

Adjusted EBITDA	Rationale for Change
Interest on Corporate Financing	We have updated the interest on corporate financing adjustment to include interest on our acquisition related financing previously included within the adjustment for acquisition and integration related expenses.
Depreciation and amortization	We have updated the adjustment related to depreciation and amortization to include the amortization of acquired intangibles. This amortization was previously included within the adjustment for acquisition and integration related expenses.
Acquisition and integration related expenses	We have removed the adjustment related to acquisition and integration related expenses. Interest expense related to our acquisition related financing has been reclassified to the adjustment for corporate financing. Amortization of acquired intangibles has been reclassified to depreciation and amortization.
Origination fees for loans receivable at fair value, net	We have removed the adjustment related to origination fees for loans receivable at fair value, net as we believe this better aligns with common practices within our industry.

Adjusted Net Income (Loss)	Rationale for Change
Acquisition and integration related expenses
We have removed the adjustment related to acquisition and integration related expenses. Interest expense related to our acquisition related financing has been reclassified to the adjustment for corporate financing, including the senior secured term loan and residual financing facility, as it views this expense as related to its capital structure rather than funding.

Fair value mark-to-market adjustment on Asset-Backed Notes at Fair Value
We have added an adjustment to exclude the Fair value mark-to-market adjustments related to Asset-Backed Notes at Fair Value. This adjustment aligns with our decision in 2023 to stop electing the fair value option for new debt financings. By the end of 2025 nearly all our existing Asset-Backed Notes at Fair Value will have paid down to zero, so after that there will be no mark-to-market adjustment for our debt.

Adjusted Operating Efficiency	Rationale for Change
Acquisition and integration related expenses	We have removed the adjustment related to acquisition and integration related expenses, to maintain consistency with the revised Adjusted EBITDA and Adjusted Net Income (Loss) calculations.

Reconciliations of non-GAAP to GAAP measures can be found below.

Adjusted EBITDA

We define Adjusted EBITDA as net income, adjusted to eliminate the effect of certain items as described below. We believe that Adjusted EBITDA is an important measure because it allows management, investors and our board of directors to evaluate and compare operating results, including return on capital and operating efficiencies, from period to period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of Oportun's business, as it removes the effect of income taxes, certain non-cash items, variable charges and timing differences.

•We believe it is useful to exclude the impact of income tax expense, as reported, because historically it has included irregular income tax items that do not reflect ongoing business operations.
•We believe it is useful to exclude depreciation and amortization and stock-based compensation expense because they are non-cash charges.
•We believe it is useful to exclude the impact of interest expense associated with our corporate financing facilities, including the senior secured term loan and the residual financing facility, as we view this expense as related to our capital structure rather than our funding.
•We exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, and other non-recurring charges because we do not believe that these items reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our corporate financing facilities.
•We also exclude fair value mark-to-market adjustments on the loans receivable portfolio and asset-backed notes carried at fair value because these adjustments do not impact cash.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended March 31,
	2024	2023
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$28,938	$(37,319)
Fair value mark-to-market adjustment on asset-backed notes	(27,123)	(48,895)
Fair value mark-to-market adjustment on derivatives	1,176	1,696
Total fair value mark-to-market adjustment	$2,991	$(84,518)
(1) The fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2024	2023 (1)
Net income (loss)	$(26,439)	$(102,090)
Adjustments:
Income tax benefit	(4,036)	(39,443)
Interest on corporate financing	13,894	9,787
Depreciation and amortization	13,198	13,389
Stock-based compensation expense	3,982	4,500
Workforce optimization expenses	800	6,818
Other non-recurring charges	3,531	2,284
Fair value mark-to-market adjustment	(2,991)	84,518
Adjusted EBITDA	$1,939	$(20,237)
(1) Our calculation of Adjusted EBITDA was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The Q1 2023 value for Adjusted EBITDA shown in the table above has been revised and presented on a comparable basis. Prior to these revisions the Q1 2023 value would have been $(24.5) million.

Adjusted Net Income (Loss)

We define Adjusted Net Income as net income adjusted to eliminate the effect of certain items as described below. We believe that Adjusted Net Income is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including return on capital and operating efficiencies, from period to period, excluding the after-tax impact of non-cash, stock-based compensation expense and certain non-recurring charges.

•We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular income tax items that do not reflect ongoing business operations. We also include the impact of normalized income tax expense by applying a normalized statutory tax rate.
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, and other non-recurring charges because we do not believe that these items reflect our ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our corporate financing facilities.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value to align with the 2023 accounting policy decision to account for new debt financings at amortized cost.

The following table presents a reconciliation of net income to Adjusted Net Income (Loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Adjusted Net Income (Loss) (in thousands)	2024	2023 (2)
Net income (loss)	$(26,439)	$(102,090)
Adjustments:
Income tax benefit	(4,036)	(39,443)
Stock-based compensation expense	3,982	4,500
Workforce optimization expenses	800	6,818
Other non-recurring charges	3,531	2,284
Mark-to-market adjustment on asset-backed notes	27,123	48,895
Adjusted income (loss) before taxes	4,961	(79,036)
Normalized income tax expense	1,339	(21,340)
Adjusted Net Income (Loss)	$3,622	$(57,696)
Income tax rate (1)	27.0%	27.0%
(1) Income tax rate for the three months ended March 31, 2024 and 2023 is based on a normalized statutory rate.
(2) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The Q1 2023 value for Adjusted Net Income (Loss) shown in the table above has been revised and presented on a comparable basis. Prior to these revisions the Q1 2023 value would have been $(88.3) million.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of diluted EPS to Adjusted EPS for the three months ended March 31, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023 (1)
Diluted earnings (loss) per share	$(0.68)	$(3.00)
Adjusted EPS
Adjusted Net Income (Loss)	$3,622	$(57,696)

Basic weighted-average common shares outstanding	38,900,876	33,979,050
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	435,763	—
Diluted adjusted weighted-average common shares outstanding	39,336,639	33,979,050
Adjusted Earnings (Loss) Per Share	$0.09	$(1.70)
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The Q1 2023 value for Adjusted EPS shown in the table above has been revised and presented on a comparable basis. Prior to these revisions the Q1 2023 value would have been $(2.60).

Return on Equity and Adjusted Return on Equity

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three months ended March 31, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended March 31,
(in thousands)	2024	2023 (1)
Return on Equity	(27.0)%	(82.5)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$3,622	$(57,696)
Average stockholders' equity	$393,188	$501,873
Adjusted Return on Equity	3.7%	(46.6)%
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The Q1 2023 value for Adjusted Return on Equity shown in the table above has been revised and presented on a comparable basis. Prior to these revisions the Q1 2023 value would have been (71.3)%.

Adjusted Operating Efficiency

We define Adjusted Operating Efficiency as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our workforce optimization, and other non-recurring charges divided by total revenue. Other non-recurring charges include litigation reserve, impairment charges, and debt amendment costs related to our Corporate Financing facility. We believe Adjusted Operating Efficiency is an important measure because it allows management, investors and our Board to evaluate how efficiently we manage costs relative to revenue.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency for the three months ended March 31, 2024 and 2023:

	As of or for the Three Months Ended March 31,
(in thousands)	2024	2023 (1)
Operating Efficiency	43.8%	56.4%
Adjusted Operating Efficiency
Total revenue	250,482	259,512
Total operating expense	109,642	146,338
Stock-based compensation expense	(3,982)	(4,500)
Workforce optimization expenses	(800)	(6,818)
Other non-recurring charges (1)	(3,138)	(2,284)
Total adjusted operating expenses	$101,722	$132,736
Adjusted Operating Efficiency	40.6%	51.1%
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The Q1 2023 value for Adjusted Operating Efficiency shown in the table above has been revised and presented on a comparable basis. Prior to these revisions the Q1 2023 value would have been 48.5%.

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

The following table summarizes our total liquidity reserves:

	March 31, 2024
(in thousands)	Amount available	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$69,200	N/A	$69,200
Restricted cash	127,353	N/A	127,353
Secured financing	680,000	72,108	607,892
Whole loan forward flow agreements (1)	750,000	491,848	258,152
Total liquidity	$1,626,553	$563,956	$1,062,597
(1) The remaining available capacity for whole loan forward flow agreements represents future committed and uncommitted whole loan sales under existing agreements of $33.2 million and 225.0 million, respectively.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash, cash equivalents and restricted cash	$196,553	$201,921
Cash provided by (used in)
Operating activities	85,882	76,814
Investing activities	36,461	(39,648)
Financing activities	(131,806)	(39,062)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $85.9 million and $76.8 million for the three months ended March 31, 2024 and 2023, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $9.1 million increase in our net cash provided by operating activities is primarily driven by a $75.7 million increase as a result of the decline in our Net Loss, a $35.8 million increase as a result of the decrease in our deferred tax provision, partially offset by a $98.9 million decline in our fair value mark to market adjustment.

Investing Activities

Our net cash provided by (used in) investing activities was $36.5 million and $(39.6) million for the three months ended March 31, 2024 and 2023, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by (used in) investing activities is due to lower disbursements on originations of loans, which decreased by $78.1 million. Lower disbursements were partially offset by a $11.7 million decrease in repayments of loan principal for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and $8.6 million driven by the impact of lower capitalization of system development costs.

Financing Activities

Our net cash provided by (used in) financing activities was $(131.8) million and $(39.1) million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net cash used in financing activities was primarily driven by amortization payments on our Series 2021-A, Series 2022-2, Series 2022-3 asset-backed notes and Series 2024-1 asset-backed borrowing, and our other asset-backed borrowings and repayments of borrowings on our PLW facility, CCW facility and Acquisition and Corporate Financing facilities, partially offset by borrowings under our asset-backed borrowings at amortized cost. For the three months ended March 31, 2023, net cash used in financing activities was primarily driven by borrowings under our PLW and Corporate Financing facility, partially offset by repayments of borrowings on our CCW and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A, Series 2022-2 and Series 2022-3 asset-backed notes.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of March 31, 2024, we had $2.1 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also variable interest entities (“VIEs”) that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of March 31, 2024, we were in compliance with all covenants and requirements of all our asset-backed notes.
Secured Financings

As of March 31, 2024, we had Secured Financing facilities with warehouse lines of $680.0 million in the aggregate with undrawn capacity of $607.3 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. On January 31, 2024, we further amended the Credit Card Warehouse facility to adjust our payment rate, advance rate, and other loan sales. Additionally, our commitment amount reduced from $100.0 million to $80.0 million, and will reduce again from $80.0 million to $75.0 million effective October 1, 2024. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

Asset-Backed Borrowings at Amortized Cost

On February 13, 2024, we announced the issuance of $199.5 million of asset-backed notes by Oportun Issuance Trust 2024-1 and secured by a pool of its unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.600% per annum and weighted average coupon of 8.434% per annum.

On October 20, 2023, we entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”), pursuant to which the Company borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $400.0 million of our personal loan originations over the next twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the three months ended March 31, 2024, we transferred loans receivable totaling $58.3 million.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $300.0 million of our personal loan originations over the next twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the three months ended March 31, 2024, we transferred loans receivable totaling $0.4 million, bringing the total loans receivable sold under the original agreement to $220.9 million. On April 26, 2024, we amended the existing forward flow whole loan sale agreement we entered into on June 16, 2023 to extend the term through October 2024 and committed to sell an additional $150.0 million of our personal loan originations.

Acquisition Financing

On December 20, 2021, Oportun RF, LLC, our wholly-owned subsidiary, issued a $116.0 million asset-backed floating rate variable funding note, and an asset-backed residual certificate, both of which are secured by certain residual cash flows from our securitizations and guaranteed by Oportun, Inc. The note was used to fund the cash consideration paid for the acquisition of Digit. On May 24, 2022, and subsequently on July 28, 2022, pursuant to amended indentures, Oportun RF, LLC issued an additional $20.9 million and $9.1 million asset-backed floating rate variable funding notes, and asset-backed residual certificates, both of which are also secured by certain cash flows from our securitizations and guaranteed by Oportun, Inc., increasing the size of the facility to $119.5 million. The amendments also replaced the interest rate based on LIBOR with an interest rate based on SOFR plus 8.00%. The Acquisition Financing facility was scheduled to pay down based on an amortization schedule with a final payment in May 2024. Subsequently, on February 10, 2023, the Acquisition Financing facility was further amended, including among other things, revising the interest rate to SOFR plus 11.00% and adjusting the amortization schedule to defer $42.0 million in principal payments through July 2023, with final payment in October 2024. On December 20, 2023, Oportun RF, LLC was amended to provide for the exclusion of certain events with respect to Oportun Funding XIV, LLC, a subsidiary of the Company, including a Rapid Amortization Event (as defined in the Sixth RF Indenture Amendment), the release of the RF Issuer’s (as defined in the Sixth RF Indenture Amendment) lien on certain residual certificates and notes, and makes certain other immaterial changes. On March 8, 2024, the Acquisition Financing facility (Oportun RF, LLC) was further amended to provide for a three-month principal payment holiday for the months of March, April and May 2024, in amounts equal to $5.7 million per month. In addition, the amendment extended the term of the Acquisition Financing facility to January 10, 2025.

Corporate Financing

On September 14, 2022, we entered into an agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of our subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. At closing and as part of the Incremental Tranche A-1, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") on May 5, 2023 and an additional $25.0 million of incremental term loans (the “Incremental Tranche C Loans”) on June 30, 2023. The term loan now bears interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%. On March 12, 2024, the Company entered into an amendment, which includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and requires certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amendment requires principal payments equal to 100% of the net cash proceeds of any indebtedness junior in priority to the obligations under the Corporate Financing.

As of March 31, 2024, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

During 2023, we entered into agreements to sell certain populations of our personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment. As of March 31, 2024, we sold approximately $34.9 million of such loans. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The originations of loans sold and held for sale during the three months ended March 31, 2024 was $22.2 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. On the Second Amendment Closing Date, we borrowed $20.8 million of Incremental Tranche A-1 Loans and borrowed an additional $4.2 million of Incremental Tranche A-2 Loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of Incremental Tranche B Loans on May 5, 2023 and an additional amount of $25.0 million of Incremental Tranche C Loans on June 30, 2023. During June 2023 and August 2023, we entered into forward flow whole loan sale agreements with two institutional investors. Pursuant to these agreements, we have a commitment to sell up to $300 million and $400 million of its personal loan originations over the following twelve-month periods. During October 2023, we closed Oportun CL Trust 2023-A Asset-backed notes in the amount of $197 million. Lastly, during February 2024, we announced the issuance of $199.5 million of Series 2024-1 fixed rate asset-backed notes. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2023, filed with the Securities and Exchange Commission on March 15, 2024 ("2023 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2023 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "Smaller Reporting Company" as defined by Item 10 of Regulations S-K, the Company is not required to provide this information.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects. These risks could cause the trading price of our common stock to decline, which could cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our consolidated financial statements, the notes thereto and the sections entitled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Summary of Risk Factors

Investing in our common stock involves risks. Our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected by these risks, as well as other risks and uncertainties not currently known to us or that we currently deem immaterial. The market price of our common stock could decline, and you may lose some or all of your investment. See the following principal risks and other risks that may make an investment in our common stock speculative or risky:

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
•Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.
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
•Our business has in the past been subject to the regulatory framework applicable to registered investment advisers, including regulation by the Securities and Exchange Commission (the “SEC”).
•Our bank partnership products may lead to regulatory risk and may increase our regulatory burden.
•Anti-money laundering, anti-terrorism financing and economic sanctions laws could have adverse consequences for us.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our 2023 Form 10-K.

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

Many of our current or potential competitors have significantly more financial, technical, marketing, access to low-cost capital, and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. In addition, our potential competitors also include smaller, earlier-stage companies with more versatile technology platforms, increased operational efficiencies, and greater brand recognition than us. To the extent new entrants gain market share, the use of our products and services would decline. Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and financial technology products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business will be materially and adversely affected.

We may not be able to effectively manage the growth of our business.

Since 2022, we have engaged in a series of cost-saving measures in response to challenging macroeconomic conditions, including by conducting workforce reductions and other operational streamlining measures. While we believe these measures will improve operational efficiency, implementation of these measures may be disruptive to our business and we may not realize the anticipated benefits within the expected time frame or at all. If such measures do not achieve our cost reduction targets, we may engage in further cost-saving measures in the future. Further, we may experience unintended consequences and costs due to these efforts that may be disruptive to our business, such as the loss of institutional knowledge and expertise, loss of continuity, failure to accurately assess market opportunities and the technology required to address such opportunities, potential adverse effects on our internal control environment and inability to preserve adequate internal controls relating to our general and administrative functions, attrition beyond our intended workforce reduction, loss of key employees, and a reduction in morale among our remaining employees. Such actions may adversely affect our ability to retain and recruit skilled and motivated personnel, which may be disruptive to our operations and hinder our ability to achieve our key priorities. Moreover, projections of any cost-saving measures or other benefits associated with such measures are based on current business operations and market dynamics, and could be materially impacted by various factors, including significant economic, competitive and other uncertainties. If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, cash flows, and financial condition may be adversely affected.

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

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of March 31, 2024, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 4 states in the United States. In the three months ended March 31, 2024 and 2023, Pathward originated approximately 71% and 15% of aggregate personal loan originations, respectively. We expect the percentage of aggregate personal loans originated by Pathward to continue to increase in 2024.

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of March 31, 2024 and 2023, members with repeat loans comprised 83% and 80%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 87% of our total assets and our asset-backed notes represented 86% of our total liabilities as of March 31, 2024. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Market interest rate changes have had, and may continue to have, an adverse effect on our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, have required, and may continue to require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, rising interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue, but also decreases the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue and increasing the volatility of our results of operations. Reductions in our interest rate spread have had and could continue to have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.

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

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of member information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution (“CDFI”).

Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Further, the reductions in force that were announced in February, May, and November of 2023 could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

Any failure or perceived failure by us, or the third parties with whom we do business, to comply with our privacy, confidentiality, or cybersecurity-related legal or other obligations to third parties, or any security breaches impacting us, our third-party providers or partners, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. In addition, a security breach or incident could cause third parties, to lose trust in us or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations. Any belief by members or others that a security breach or other incident has affected us, even if a security breach or other incident has not affected us or any of our third-party providers or partners, could have any or all of the foregoing impacts on us, including harm to our reputation. Even the perception of inadequate security may harm our reputation and negatively impact our ability to attract and retain members.

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

As of March 31, 2024, 45.5%, 26.4%, 8.9%, 5.2% and 3.5% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

As of March 31, 2024, we had 1,490 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the U.S. that provide offshore member-facing contact center activities in Colombia and the Philippines, and may in the future include additional locations in other countries. In addition, we have a technology development center in India, where we had 121 employees as of March 31, 2024. We have engaged vendors that utilize employees or contractors based outside of the U.S. As of March 31, 2024, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 71 full-time equivalents in Colombia and Philippines to support contact center work. These international activities are subject to inherent risks that are beyond our control, including:

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

Our proprietary technology, including our credit risk models and A.I. algorithms, and their outputs, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. The expansion of our suite of financial products and services may create additional trademark risk. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial legal settlement costs, including royalty payments, and to modify applications or refund fees. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming, and may divert the attention of our management and key personnel from our business operations.

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

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Further, in December 2022 and January 2023, respectively, the CFPB announced proposed rules requiring (a) a nonbank entity to register with the CFPB if it receives a final public written order or judgment (including a consent order or stipulated order) from a federal, state or local government agency for violation of consumer protection laws and (b) a supervised nonbank to register if it uses certain contract terms and conditions that claim to waive or limit consumer rights and protections (including arbitration clauses). If finalized, each of these registries has the potential to increase the operational costs and regulatory scrutiny of our business practices. In addition, the Biden Administration previously announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees initially focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, but has since expanded. Furthermore, what constitutes a “junk fee” remains unclear and both the CFPB and Federal Trade Commission have taken steps to increase scrutiny of fees. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. On March 5, 2023, the CFPB published a final rule amending Regulation Z to reduce credit card late fees significantly and eliminate annual inflation adjustments for late fee safe harbor amounts, with an effective date of May 14, 2024. The rule is currently the subject of litigation in the Fifth Circuit District Court in Texas with plaintiffs challenging the validity of the rule and seeking temporary relief pending that challenge. If the final rule becomes effective, it could have operational and financial impacts on our credit card business. In October 2023, the CFPB issued a pre-rule proposal to modify the Fair Credit Reporting Act and Regulation V, which would have broad implications across all participants in the credit reporting ecosystem. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the credit products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB also may issue requests for public input in certain areas of concern that may lead to increased regulatory scrutiny on us, our products and consumer finance industry and impose restrictions on fees and charges, thereby impacting results of our business. For example, in March 2022, it requested public input on fees for financial products and has indicated that it plans to ramp up enforcement actions against lenders that illegally charge credit card late-payment fees and may rewrite its rules that set thresholds for such fees. Further, in February 2024, the CFPB published a final rule that amends regulations to limit credit card late-payment fees to $8 or 25% of the minimum payment due, whichever is greater.

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

Other federal or state regulators could launch similar investigations or join the CFPB in its investigation. In addition, actions by the CFPB could result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of our or their services or restrict our business activities could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. The current presidential administration has appointed and is expected to continue to appoint consumer-oriented regulators at federal agencies such as the CFPB, FTC, OCC and FDIC, and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these regulators could promulgate rules and bring enforcement actions that materially impact our business and the business of our lending partners.

The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.*

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the “CCPA”), including the California Privacy Rights Act of 2020 amendments imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act. In some cases, these laws also contain broader exemptions for entities such as Oportun that are subject to the Gramm-Leach-Bliley Act. These exemptions may not exempt Oportun completely from these laws, however, and such exemptions’ scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. Further, in October 2023, the CFPB announced a Section 1033 Proposed Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The rule is not yet finalized or effective. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which companies such as Oportun must adhere.

The rapidly evolving regulatory environment relating to privacy, data protection, and cybersecurity, along with increased scrutiny from consumers and their advocates and increased complexity in Oportun’s organizational structure, demands careful attention to our own processing of personal information and processing by third parties acting on our behalf. For example, we’ve seen an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships. Our failure, or any failure by third parties with whom we do business, to comply with applicable laws or regulations or contractual obligations required by our business partners relating to privacy, data protection, or cybersecurity, and even a perceived failure, could damage our reputation, harm our ability to obtain market adoption, discourage existing and prospective members from using our products and services, require us to change our business practices, business partners or operational structure, or result in investigations, claims, or fines by governmental agencies and private plaintiffs, and other liabilities.

Even in the absence of a challenge to our practices, we may incur substantial costs to implement new systems to comply with regulatory requirements, such as consumer requests concerning the processing of their personal information and to honor any choices that may be available to them by law.

Our business has in the past been subject to the regulatory framework applicable to registered investment advisers, including regulation by the SEC.*

On March 29, 2024, we withdrew our registration as an investment adviser. Prior to the withdrawal, we were registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). We previously offered investment management services through Digit Advisors, LLC which provided automated investment advice regarding the selection of a portfolio of exchange traded funds through our mobile application.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions. These provisions and duties imposed restrictions and obligations on us with respect to our dealings with our members, including for example restrictions on transactions with our affiliates. Our investment adviser has in the past been subject to SEC examinations. Our investment adviser was also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event such investment adviser fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our employees were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and ability to gain or retain members.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 13,471,733 shares for issuance under our 2019 Equity Incentive Plan with 10,313,782 shares, net of vested and exercised shares, remaining available for issuance, 2,271,288 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 928,867 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2024, the Warrants to purchase 4,193,453 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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
•actual or perceived security breaches or incidents impacting us or our third-party service providers;

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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the United States recently enacted the Inflation Reduction Act of 2022, which implemented, among other changes, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. Additionally, U.S. and international tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations.

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

Our key metrics are calculated using internal company data and have not been validated by an independent third-party. We have in the past implemented, and may in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. As our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. Our key metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be sufficient or accurate representations of our business, or if we discover material inaccuracies in our metrics, our stock price, reputation and prospects would be adversely affected.

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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure calculated as net income (loss), adjusted to eliminate the effect of the following items: income tax expense (benefit), stock-based compensation expense, depreciation and amortization, interest expense from corporate financing facilities, including the senior secured term loan and the residual financing facility, certain non-recurring charges, and fair value mark-to-market adjustments

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
Adjusted Net Income
Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss) adjusted to exclude income tax expense (benefit), stock-based compensation expense, mark-to-market on asset-backed notes at fair value and certain non-recurring charges

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

Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance, excluding Corporate Financing, divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1-1	Seventh Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of February 29, 2024.	10-K	001-39050	10.17-8	3/15/2024
10.1-2*	Eighth Amendment to Indenture by and between Oportun RF, LLC and Wilmington Trust, National Association, dated as of March 8, 2024.	8-K	001-39050	10.1	3/14/2024
10.2^*	Amendment No. 3 to Credit Agreement, dated as of March 12, 2024, by and among Oportun Financial Corporation, the Subsidiary Guarantors party thereto, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	10.2	3/14/2024
10.3-1*
Master Amendment to Transaction Documents by and between Oportun CCW Trust, Oportun CCW Depositor, LLC, Oportun, Inc., Wilmington Trust, National Association, and WebBank, dated as of January 31, 2024.
x
10.3-2*	Ninth Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of February 29, 2024.					x
10.3-3*	Tenth Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of March 28, 2024.					x
10.4*
Sixth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of February 29, 2024.
x
10.5^
First Amendment to the Receivables Loan and Security Agreement, dated as of March 22, 2024, by and among Oportun CL Trust 2023-A, Oportun, Inc., and Oportun CL Depositor, LLC, Wilmington Trust, National Association and the Lenders party thereto.
x
10.6**	Indenture between Oportun Issuance Trust 2024-1 and Wilmington Trust, National Association, dated as of February 13, 2024.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2024	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)