Form 10-Q
period 2024-06-30
Oportun Financial Corp
filed 2024-08-09
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of August 2, 2024 was 35,722,721.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$72,871	$91,187
Restricted cash	163,765	114,829
Loans receivable at fair value	2,714,410	2,962,352
Credit cards receivable held for sale	55,720	—
Capitalized software and other intangibles, net	99,688	114,735
Right of use assets - operating	9,947	21,105
Other assets	133,960	107,680
Total assets	$3,250,361	$3,411,888

Liabilities and stockholders' equity
Liabilities
Secured financing	$156,436	$289,951
Asset-backed notes at fair value	1,583,088	1,780,005
Asset-backed borrowings at amortized cost	836,893	581,468
Acquisition and corporate financing	230,382	258,746
Lease liabilities	21,734	28,376
Other liabilities	67,712	68,938
Total liabilities	2,896,245	3,007,484
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023; 35,994,744 shares issued and 35,722,721 shares outstanding at June 30, 2024; 34,741,076 shares issued and 34,469,053 shares outstanding at December 31, 2023	7	7
Common stock, additional paid-in capital	591,731	584,555
Accumulated deficit	(231,313)	(173,849)
Treasury stock at cost, 272,023 shares at June 30, 2024 and December 31, 2023	(6,309)	(6,309)
Total stockholders’ equity	354,116	404,404
Total liabilities and stockholders' equity	$3,250,361	$3,411,888
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Interest income	$231,373	$240,463	$461,963	$478,082
Non-interest income	19,023	26,100	38,915	47,993
Total revenue	250,396	266,563	500,878	526,075
Less:
Interest expense	54,244	41,448	108,709	80,445
Net decrease in fair value	(136,119)	(106,490)	(252,969)	(322,200)
Net revenue	60,033	118,625	139,200	123,430

Operating expenses:
Technology and facilities	40,625	55,116	87,730	111,990
Sales and marketing	16,258	19,195	32,261	38,377
Personnel	21,908	30,762	46,424	68,080
Outsourcing and professional fees	8,375	9,900	18,616	23,702
General, administrative and other	22,016	21,123	33,793	40,285
Total operating expenses	109,182	136,096	218,824	282,434

Income (loss) before taxes	(49,149)	(17,471)	(79,624)	(159,004)
Income tax benefit	(18,124)	(2,572)	(22,160)	(42,015)
Net loss	$(31,025)	$(14,899)	$(57,464)	$(116,989)

Net income (loss) attributable to common stockholders	$(31,025)	$(14,899)	$(57,464)	$(116,989)

Share data:
Earnings (loss) per share:
Basic	$(0.78)	$(0.41)	$(1.46)	$(3.31)
Diluted	$(0.78)	$(0.41)	$(1.46)	$(3.31)
Weighted average common shares outstanding:
Basic	39,816,996	36,691,291	39,358,936	35,342,663
Diluted	39,816,996	36,691,291	39,358,936	35,342,663
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2024
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2024	4,193,453	$19,431	34,469,053	$7	$565,124	$(173,849)	$(6,309)	$404,404
Stock-based compensation expense	—	—	—	—	4,239	—	—	4,239
Vesting of restricted stock units, net of shares withheld	—	—	1,120,201	—	(232)	—	—	(232)
Net loss	—	—	—	—	—	(26,439)	—	(26,439)
Balance – March 31, 2024	4,193,453	$19,431	35,589,254	$7	$569,131	$(200,288)	$(6,309)	$381,972

Stock-based compensation expense	—	—	—	—	3,169	—	—	3,169
Vesting of restricted stock units, net of shares withheld	—	—	133,467	—	—	—	—	—
Net loss	—	—	—	—	—	(31,025)	—	(31,025)
Balance – June 30, 2024	4,193,453	$19,431	35,722,721	$7	$572,300	$(231,313)	$(6,309)	$354,116

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2023
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	—	$—	33,354,607	$7	$547,799	$6,102	$(6,309)	$547,599
Stock-based compensation expense	—	—	—	—	5,329	—	—	5,329
Vesting of restricted stock units, net of shares withheld	—	—	529,739	—	(1,364)	—	—	(1,364)
Issuance of warrants to purchase common stock in connection with debt financing	2,096,727	6,672	—	—	—	—	—	6,672
Net loss	—	—	—	—	—	(102,090)	—	(102,090)
Balance – March 31, 2023	2,096,727	$6,672	33,884,346	$7	$551,764	$(95,988)	$(6,309)	$456,146

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	26,458	—	(95)	—	—	(95)
Stock-based compensation expense	—	—	—	—	4,754	—	—	4,754
Vesting of restricted stock units, net of shares withheld	—	—	116,539	—	(267)	—	—	(267)
Issuance of warrants to purchase common stock in connection with debt financing	2,096,726	12,759	—	—	—	—	—	12,759
Net loss	—	—	—	—	—	(14,899)	—	(14,899)
Balance – June 30, 2023	4,193,453	$19,431	34,027,343	$7	$556,156	$(110,887)	$(6,309)	$458,398

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(57,464)	$(116,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,204	27,158
Fair value adjustment, net	252,969	322,200
Origination fees for loans receivable at fair value, net	(10,140)	(16,981)
Gain on loan sales	(3,608)	(3,693)
Stock-based compensation expense	6,924	9,347
Other, net	(14,191)	(29,910)
Originations of loans sold and held for sale	(50,664)	(25,678)
Proceeds from sale of loans	53,816	29,096
Changes in operating assets and liabilities	(10,237)	(15,193)
Net cash provided by operating activities	193,609	179,357
Cash flows from investing activities
Originations and purchases of loans held for investment	(679,738)	(780,912)
Proceeds from loan sales originated as held for investment	2,240	1,653
Repayments of loan principal	659,232	694,963
Capitalization of system development costs	(8,351)	(18,731)
Other, net	(361)	(994)
Net cash used in investing activities	(26,978)	(104,021)
Cash flows from financing activities
Borrowings under secured financing	89,940	171,300
Repayments of secured financing	(224,193)	(3,140)
Repayments of asset-backed notes at fair value	(225,950)	(330,406)
Borrowings under asset-backed borrowings at amortized cost	397,907	25,544
Repayments of asset-backed borrowings at amortized cost	(136,785)	—
Borrowings under acquisition and corporate financing	—	73,355
Repayments of acquisition and corporate financing	(34,271)	(10,195)
Payments of deferred financing costs	(2,427)	(1,550)
Net payments related to stock-based activities	(232)	(1,726)
Net cash used in financing activities	(136,011)	(76,818)
Net increase (decrease) in cash and cash equivalents and restricted cash	30,620	(1,482)
Cash and cash equivalents and restricted cash, beginning of period	206,016	203,817
Cash and cash equivalents and restricted cash, end of period	$236,636	$202,335

Supplemental disclosure of cash flow information
Cash and cash equivalents	$72,871	$73,371
Restricted cash	163,765	128,964
Total cash and cash equivalents and restricted cash	$236,636	$202,335

Cash paid for income taxes, net of refunds	$826	$1,171
Cash paid for interest	$106,940	$77,453
Cash paid for amounts included in the measurement of operating lease liabilities	$6,463	$7,430
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$(6,511)	$1,979
Non-cash investments in capitalized assets	$801	$(507)
Non-cash financing activities	$16,603	$19,431
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net loss	$(31,025)	$(14,899)	$(57,464)	$(116,989)
Net income (loss) attributable to common stockholders	$(31,025)	$(14,899)	$(57,464)	$(116,989)

Basic weighted-average common shares outstanding	39,816,996	36,691,291	39,358,936	35,342,663
Weighted average effect of dilutive securities:
Diluted weighted-average common shares outstanding	39,816,996	36,691,291	39,358,936	35,342,663

Earnings (loss) per share:
Basic	$(0.78)	$(0.41)	$(1.46)	$(3.31)
Diluted	$(0.78)	$(0.41)	$(1.46)	$(3.31)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	2,347,491	3,062,442	2,445,681	3,162,156
Restricted stock units	4,058,597	3,730,803	3,842,349	3,842,100
Total anti-dilutive common share equivalents	6,406,088	6,793,245	6,288,030	7,004,256

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	June 30,	December 31,
(in thousands)	2024	2023
Consolidated VIE assets
Restricted cash	$133,945	$91,466
Loans receivable at fair value	2,185,915	2,539,186
Total VIE assets	2,319,860	2,630,652
Consolidated VIE liabilities
Secured financing (1)	156,696	290,949
Asset-backed notes at fair value	1,583,088	1,780,005
Asset-backed borrowings at amortized cost	345,172	195,057
Acquisition financing (1)	40,066	57,237
Total VIE liabilities	$2,125,022	$2,323,248
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

The originations of loans sold and held for sale during the three months ended June 30, 2024 was $28.4 million and the Company recorded a gain on sale of $2.1 million and servicing revenue of $1.6 million. The originations of loans sold and held for sale during the three months ended June 30, 2023 was $15.6 million. The gain on sale recorded during the three months ended June 30, 2023 was $2.3 million. Servicing revenue during the same time period was $2.5 million.

The originations of loans sold and held for sale during the six months ended June 30, 2024 was $50.7 million and the Company recorded a gain on sale of $3.6 million and servicing revenue of $3.2 million. The originations of loans sold and held for sale during the six months ended June 30, 2023 was $25.7 million. The gain on sale recorded during the six months ended June 30, 2023 was $3.7 million. Servicing revenue during the same time period was $5.6 million.

Oportun® Visa® Credit Card - On June 21, 2024, the Company entered into a nonbinding letter of intent with a third-party to sell the credit card receivable portfolio originated under the Company's credit card program. Following the execution of the nonbinding letter of intent, the portfolio is considered to be held for sale and is presented within Credit cards receivable held for sale on the Condensed Consolidated Balance Sheet (Unaudited). The Company has elected the fair value option for the credit card portfolio and, as a result, we recorded a net decrease in fair value of $36.2 million associated with the terms contained within the nonbinding letter of intent. The Company has chosen to sell the credit card receivables portfolio because it believes it can achieve higher returns on its capital from allocating it to the Company's other products.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Capitalized software, net:
System development costs	$167,726	$158,577
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(140,172)	(119,810)
Total capitalized software, net	$76,054	$87,267

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended June 30, 2024 and 2023 was $10.1 million and $10.6 million, respectively. System development costs capitalized in the three months ended June 30, 2024 and 2023 were $5.4 million and $7.7 million, respectively.

Amortization of system development costs and acquired developed technology for the six months ended June 30, 2024 and 2023 was $20.4 million and $20.7 million, respectively. System development costs capitalized in the six months ended June 30, 2024 and 2023 were $9.2 million and $18.3 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. (“Digit”) on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(19,492)	(15,658)
Total intangible assets, net	$23,634	$27,468

Amortization of intangible assets for the three months ended June 30, 2024 and 2023 was $1.9 million and $1.9 million, respectively. Amortization of intangible assets for the six months ended June 30, 2024 and 2023 was $3.8 million and $3.5 million, respectively. On March 8, 2023, the Company revealed its rebranding of Oportun and Digit as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark.

Expected future amortization expense for intangible assets as of June 30, 2024 is as follows:

(in thousands)	Fiscal Years
2024 (remaining six months)	$3,704
2025	4,929
2026	4,929
2027	4,929
2028	4,780
2029	—
Thereafter	—
Total	$23,271

7.	Other Assets

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Fixed assets
Total fixed assets	$42,683	$48,944
Less: Accumulated depreciation	(37,763)	(41,953)
Total fixed assets, net	$4,920	$6,991

Other Assets
Prepaid expenses	$13,716	$15,758
Deferred tax assets, net	71,615	48,123
Current tax assets	4,315	4,731
Receivable from banking partner	3,837	4,050
Derivative asset	11,432	9,307
Other	24,125	18,720
Total other assets	$133,960	$107,680

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended June 30, 2024 and 2023 was $1.0 million and $0.9 million, respectively, and for the six months ended June 30, 2024 and 2023 was $2.0 million, and $2.2 million, respectively.

The Company recognized an impairment of the right-of-use asset related to the leased office space in San Carlos, California due to a significant decrease in observed market rents for commercial office space, and the inability to find a sub-lessee given the remaining lease term and market conditions. As a result, the Company disposed of all related fixed assets of $3.7 million and related accumulated depreciation of $3.5 million resulting in a loss on disposal of $0.2 million.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				June 30, 2024	December 31, 2023
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$80,000	December 1, 2024	Adjusted SOFR + 3.41%	$57,978	$68,409
Oportun PLW Trust	600,000	September 1, 2024	Adjusted SOFR + 2.17%	98,458	221,542
Total secured financing	$680,000			$156,436	$289,951
(1) As of December 31, 2023, the facility amount of the Secured Financing - CCW facility (Oportun CCW Trust) was $100.0 million.

On January 31, 2024, the Company entered into an amendment to the Credit Card Warehouse facility to reduce the commitment amount from $100.0 million to $80.0 million and adjusted the minimum payment rate requirement, advance rate.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes at fair value:

	June 30, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$93,233	$106,868	10.35%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	78,006	90,145	9.87%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	394,945	415,204	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	466,863	519,349	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	443,817	486,952	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	106,224	119,066	1.79%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,583,088	$1,737,584

	December 31, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$145,732	$165,079	9.34%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	135,825	156,027	8.46%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	390,755	415,448	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	459,212	519,612	2.47%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	466,317	519,115	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	182,164	200,758	1.78%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	—	—	—%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$1,780,005	$1,976,039
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of June 30, 2024. The weighted average interest rate for Series 2022-A, Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2021-A ended on March 1, 2023, Series 2021-B ended on May 1, 2024, and Series 2022-A ended on June 1, 2024. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's Asset-backed borrowings at amortized cost:

	June 30, 2024		December 31, 2023
	Balance		Balance
Asset-backed borrowings at amortized cost	Pledged Asset (1)	Associated Liability	Pledged Asset (1)	Associated Liability
(in thousands)
Oportun Issuance Trust 2024-1	$150,656	$149,728	$—	$—
Oportun CL Trust 2023-A	197,390	195,444	197,390	195,057
Other Asset Backed Borrowings	488,613	491,721	382,712	386,411
Total asset-backed borrowings recorded at amortized cost:	$836,659	$836,893	$580,102	$581,468
(1) The amount of pledged assets are recognized within the Loans Receivable at Fair Value on the Consolidated Balance Sheet.

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

Acquisition and Corporate Financing

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				June 30, 2024	December 31, 2023
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00%) + 12.00%	$192,049	$204,100
Oportun RF, LLC (2)	116,000	January 10, 2025	SOFR (minimum of 0.00%) + 11.00%	38,333	54,646
Total acquisition and corporate financings	$266,000			$230,382	$258,746
(1) The Corporate Financing facility (Oportun Financial Corporation) was amended and upsized to $75.0 million on March 10, 2023.
(2) As of December 31, 2023, the maturity date of the Acquisition Financing facility (Oportun RF, LLC) was October 10, 2024.

Amendments to Corporate Financing

On March 12, 2024, the Company entered into Amendment No. 3 to the Corporate Financing (the “Third Amendment”). The Third Amendment included modifications to the minimum asset coverage ratio covenant levels, provided for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and required certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amendment required principal payments equal to 100% of the net cash proceeds of any future issuance of indebtedness junior in priority to the obligations under the Corporate Financing.

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

See Note 10, Stockholders' Equity for additional information on the Warrants.

As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accounts payable	$9,872	$5,288
Accrued compensation	10,670	15,359
Accrued expenses	20,521	24,791
Accrued interest	10,117	8,415
Amount due to whole loan buyer	5,795	4,169
Current tax liabilities	7,472	7,139
Other	3,265	3,777
Total other liabilities	$67,712	$68,938

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of June 30, 2024 or December 31, 2023.

Common Stock - As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2024, 35,994,744 and 35,722,721 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2023, 34,741,076 and 34,469,053 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

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

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Technology and facilities	$769	$1,159	$1,928	$2,208
Sales and marketing	29	10	53	43
Personnel	2,144	3,300	4,943	7,096
Total stock-based compensation (1)	$2,942	$4,469	$6,924	$9,347
(1) Amounts shown are net of $0.2 million and $0.5 million of capitalized stock-based compensation for the three and six months ended June 30, 2024, respectively, and net of $0.3 million and $0.7 million of capitalized stock-based compensation for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, and December 31, 2023, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $1.5 million and $2.6 million, respectively, which will be recognized over a weighted-average vesting period of approximately 1.7 years and 1.9 years, respectively. As of June 30, 2024 and December 31, 2023, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $21.0 million and $24.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.2 years and 2.1 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $2.0 million and $2.6 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense during the six months ended June 30, 2024 and 2023, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $0.2 million and $1.7 million for the three and six months ended June 30, 2024, respectively. The total income tax expense recognized in the income statement for share-based compensation exercises was $0.3 million and $2.7 million for the three and six months ended June 30, 2023, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income
Interest on loans	$228,242	$236,028	$453,925	$468,228
Fees on loans	3,131	4,435	8,038	9,854
Total interest income	231,373	240,463	461,963	478,082

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Non-interest income
Servicing fees	$3,463	$3,544	$6,872	$7,224
Subscription revenue	5,437	6,301	11,956	13,179
Interest on member accounts	9,029	6,201	13,696	11,429
Gain on loan sales and other	1,094	10,054	6,391	16,161
Total non-interest income	$19,023	$26,100	$38,915	$47,993

13.	Income Taxes

For the three and six months ended June 30, 2024 and 2023, the Company calculated its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and six months ended June 30, 2024, the Company recorded income tax benefit of $18.1 million and $22.2 million, respectively, related to continuing operations, representing an effective tax rate of 36.9% and 27.8%, respectively. Income tax benefit for the three and six months ended June 30, 2023 was $2.6 million and $42.0 million, representing an effective income tax rate of 14.7% and 26.4%, respectively.

Income tax benefit increased by $15.6 million or 605%, from $2.6 million for the three months ended June 30, 2023 to $18.1 million benefit for the three months ended June 30, 2024, primarily as a result of having a larger pretax loss for the three months ended June 30, 2024. Income tax benefit decreased by $19.9 million or 47%, from $42.0 million for the six months ended June 30, 2023 to $22.2 million for the six months ended June 30, 2024, primarily as a result of having a lower pretax loss for the six months ended June 30, 2024. The Company's effective tax rates for the three and six months ended June 30, 2024 and 2023 differ from the statutory tax rates primarily due to the impacts of the research and development tax credit, and stock-based compensation.

The Company’s policy is to recognize interest and penalties associated with unrecognized tax positions in income tax expense. At the end of 2024, the Company expects it will no longer be subject to any significant U.S. federal tax examinations by tax authorities for all years prior to 2021. Thus, the Company expects to release $3.4 million of uncertain tax positions within the next twelve months due to the expiration of various statute of limitations.

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

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	June 30, 2024		December 31, 2023
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,656,551	$2,714,410	$2,824,342	$2,853,186
Loans receivable - credit cards	—	—	111,145	109,166
Total Loans Receivable at Fair Value	$2,656,551	$2,714,410	$2,935,487	$2,962,352
Credit cards receivable held for sale	89,713	55,720	—	—
Liabilities
Asset-backed notes	1,648,456	1,583,088	1,874,406	1,780,005

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of June 30, 2024, consists of $2,578.9 million of unsecured personal loans receivable and $135.5 million of secured personal loans receivable.

	June 30, 2024			December 31, 2023
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	7.51%	49.47%	11.57%	6.87%	51.00%	11.80%
Remaining cumulative prepayments (1)	0.00%	25.62%	20.87%	0.00%	28.17%	23.83%
Average life (years)	0.07	1.33	1.02	0.18	1.37	1.01
Discount rate	8.66%	8.66%	8.66%	10.10%	10.10%	10.10%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

	June 30, 2024	December 31, 2023
Credit Card Receivables	Range (2)	Range
Remaining cumulative charge-offs (1)	N/A	20.16%
Principal payment rate (1)	N/A	7.06%
Average life (years)	N/A	1.00
Discount rate	N/A	10.20%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) As of June 30, 2024, the Company determined the fair value of the credit card receivables held for sale based on the terms outlined in the non-binding letter of intent.

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of June 30, 2024 and December 31, 2023, were $11.4 million and $9.3 million, respectively. The underlying cash flows as of June 30, 2024 and December 31, 2023, were $14.2 million and $12.2 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	June 30, 2024			December 31, 2023
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	0.98%	33.81%	9.90%	1.09%	30.38%	10.56%
Remaining cumulative prepayments	0.00%	2.71%	0.61%	0.01%	3.89%	0.92%
Average life (years)	0.37	1.97	1.64	0.36	2.00	1.64
Discount rate	17.78%	17.78%	17.78%	17.00%	17.00%	17.00%

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the six months ended June 30, 2024 and 2023. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

On June 21, 2024, the Company entered into a nonbinding letter of intent with a third-party to sell the credit card receivable portfolio originated under the Company's credit card program. Following the decision to sell the credit card receivable portfolio the Company used the agreed upon sale price to determine the fair value. Prior to this decision, the Company used historical data to derive assumptions about certain loan portfolio characteristics such as principal payment rates, interest yields and fee yields. Similar to the model used for personal loans receivable, the Company engaged a third party to create an independent fair value estimate, which provides a range of fair values that are compared for reasonableness.

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance – beginning of period	$2,841,525	$3,044,478	$2,962,352	$3,175,449
Principal disbursements	678,040	723,751	1,262,202	1,397,686
Principal and interest payments from members	(591,964)	(594,856)	(1,187,997)	(1,216,827)
Other loan sales	(19,234)	(56,378)	(54,091)	(94,588)
Gross charge-offs	(101,545)	(115,200)	(204,582)	(222,606)
Credit card receivables reclassified as held for sale	(55,720)	—	(55,720)	—
Net increase (decrease) in fair value	(36,692)	14,186	(7,754)	(23,133)
Balance – end of period	$2,714,410	$3,015,981	$2,714,410	$3,015,981

As of June 30, 2024, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $4.7 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $34.2 million. As of December 31, 2023, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was $5.2 million, and the aggregate unpaid principal balance for loans that are 90 days or more past due was $41.5 million.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	June 30, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72,871	$72,871	$72,871	$—	$—
Restricted cash	163,765	163,765	163,765	—	—
Loans held for sale (Note 5)	502	520	—	—	520
Liabilities
Accounts payable	9,872	9,872	9,872	—	—
Secured financing (Note 8)	156,696	156,617	—	156,617	—
Asset-backed borrowings at amortized cost (Note 8)(1)	836,659	840,659	—	352,046	488,613
Acquisition and corporate financing (Note 8)	251,392	247,890	—	247,890	—
(1) As of June 30, 2024, the Company estimates the carrying value of the Level 3 other asset-backed borrowings at amortized cost to approximate their fair value as the underlying cash flows and associated assumptions are reviewed and updated each period.

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
•Asset-backed borrowings at amortized cost ‑ The fair values of the asset-backed borrowings at amortized cost include both securitizations carried at amortized cost and secured borrowings. We obtain indicative pricing on comparable debt securities for securitizations carried at amortized cost, which is a Level 2 input measure. Fair values of secured borrowings included in asset-backed borrowings at amortized cost have been calculated by discounting the contractual cash flows at the interest rate the Company estimates such arrangement would bear if executed in the current market, which is a Level 3 input measure.
There were no transfers in or out of Level 3 assets and liabilities for the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of less than 6 years.

The Company recognized an impairment of the right-of-use asset related to the leased office space in San Carlos, California of $6.2 million due to a significant decrease in observed market rents for commercial office space, and the inability to find sub-lessee given the remaining lease term and market conditions. The impairment charges were recognized in General, administrative and other in the Consolidated Statements of Operations.

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

As of June 30, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024 (remaining six months)	$6,212
2025	11,159
2026	5,080
2027	1,865
2028	567
2029	133
Thereafter	—
Total lease payments	25,016
Imputed interest	(1,881)
Total leases	$23,135

Sublease income
2024 (remaining six months)	$(241)
2025	(587)
2026	(605)
2027	(153)
2028 and thereafter	—
Total lease payments	(1,586)
Imputed interest	185
Total sublease income	$(1,401)

Net lease liabilities	$21,734
Weighted average remaining lease term	2.4 years
Weighted average discount rate	4.81%

As of December 31, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024	12,786
2025	10,851
2026	4,700
2027	1,661
2028	435
2029	40
Thereafter	—
Total lease payments	30,473
Imputed interest	(2,097)
Total leases	$28,376

Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.72%

Rental expenses under operating leases for the three and six months ended June 30, 2024, were $3.3 million, and $7.1 million, respectively, and for the three and six months ended June 30, 2023, were $4.7 million, and $9.1 million, respectively.
Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $20.6 million for the remainder of 2024, $29.4 million in 2025, $14.5 million in 2026, $1.2 million in 2027 and $0.0 million in 2028.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021. After Pathward has met its retention requirement, the Company has a commitment to purchase all additional program loans.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at June 30, 2024 and December 31, 2023 were $28.5 million and $32.9 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of June 30, 2024, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $3.8 million, consisting of $1.2 million of value-added tax and $2.6 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company agreed to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, we amended the agreement to extend the term and revised the commitment amount to sell $370.9 million of personal loan originations in aggregate through October 2024. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three and six months ended June 30, 2024 the Company transferred loans receivable totaling $70.2 million and $70.6 million, respectively. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

For the three months ended June 30, 2024 and 2023 the Company recorded interest expense under these agreements of $11.0 million and $9.0 million, respectively, primarily related to the Corporate Financing agreement and $7.2 million and $0.1 million, respectively, related to the secured borrowing agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to transferred loans, the Company also recorded $14.7 million and $0.1 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024 and 2023, the Company recorded interest expense under these agreements of $22.5 million and $15.3 million, respectively, primarily related to the Corporate Financing agreement and, $13.6 million and $0.1 million, respectively, related to the secured borrowing agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to the transferred loans, the Company also recorded $19.5 million and $0.1 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, loans receivable at fair value underlying the secured borrowing with Neuberger was $227.8 million and $200.8 million, respectively, The Company had Asset-backed borrowings at amortized costs of $229.8 million and corporate financing of $192.0 million due to Neuberger as of June 30, 2024 and, $201.8 million and $204.1 million, respectively, as of December 31, 2023. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2024 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Subsequent Events

Secured Financing - On August 5, 2024, the Company entered into a new personal loan warehouse facility (the “PLW II Warehouse Facility”). In connection with the PLW II Warehouse Facility, Oportun PLW II Trust, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement with certain lenders from time to time party thereto, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Warehouse Facility has a three year term and a borrowing capacity of $245.2 million. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Warehouse Facility is 95.0%, subject to certain delinquency and liquidity triggers that could lower the advance rate to 92.0%.

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
•our expectations regarding the effect of and trends in fair value mark-to-market adjustments on our loan portfolio and asset-backed notes;
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
•our ability to successfully manage and complete the sale of our credit card portfolio;

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
•our ability to provide an attractive and comprehensive user experience through our Oportun Mobile App, and further our position as a leading fintech company;
•our ability to maintain the terms on which we lend to our borrowers;
•our ability to manage fraud risk, including regulatory intervention and impacts on our brand reputation;
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
•the effect of macroeconomic conditions on our business, including the impact of elevated interest rates and inflation;
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

Overview

We are a mission-driven fintech that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 18-year lending history, we have extended more than $18.7 billion in responsible credit through more than 7.1 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of financial products, offered either directly or through partners, including lending and savings powered by A.I. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of June 30, 2024 our personal loan products are also available over the phone or through our 130 retail locations, and 519 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of June 30, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 41 months and 33.5%, respectively. The average loan size for loans we originated during the three months ended June 30, 2024 was $3,252. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of June 30, 2024, we originated unsecured personal loans in 3 states through state licenses and in 38 states through our partnership with Pathward, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended June 30, 2024 was $6,789. As of June 30, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 51 months and 29.9%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 6 states and we are in the process of expanding into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019, and offered credit cards in 44 states as of June 30, 2024. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 29.8% as of June 30, 2024. The average credit line for credit cards activated during the three months ended June 30, 2024 was $999. On November 6, 2023, we announced that we were exploring strategic options for our credit card portfolio. On June 21, 2024, we entered into a nonbinding letter of intent with a third-party to sell the credit card receivable portfolio originated under our credit card program.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $10.8 billion and helped our members save an average of more than $1,800 annually.

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

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past ten years, we have executed 21 bond offerings in the asset-backed securities market, the last 18 of which include tranches that have been rated investment grade. We have generally issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In higher interest rate environments we have also issued amortizing bonds.

Workforce Optimization and Streamlining Operations

On March 12, 2024, during our fourth quarter and full year earnings call, we announced a plan to reduce operating expenses by an additional $30 million on an annualized basis to continue to streamline efficiency and improve profitability. In connection with the plan, on May 22, 2024, we took a series of personnel and other cost saving measures inclusive of roles eliminated due to recent attrition, representing a reduction of approximately 12% of the Company’s corporate staff, which excludes retail and contact center agents. We incurred non-recurring, pre-tax charges of $2.0 million, consisting primarily of severance payments, employee benefits contributions and related costs which were recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024.

During the first quarter of 2024, we made the decision to close 39 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $0.2 million and $0.9 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024, respectively. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. While we do not expect any significant additional expenses to be incurred related to these closures, we are continually evaluating the performance of retail and partner locations.

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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands of dollars)	2024	2023	2024	2023
Key Financial and Operating Metrics
Aggregate Originations	$434,766	$485,120	$772,981	$893,081
Portfolio Yield	33.9%	32.2%	33.2%	31.8%
30+ Day Delinquency Rate	5.0%	5.3%	5.0%	5.3%
Annualized Net Charge-Off Rate	12.3%	12.5%	12.2%	12.3%

Other Metrics
Managed Principal Balance at End of Period	$2,997,798	$3,253,283	$2,997,798	$3,253,283
Owned Principal Balance at End of Period	$2,718,988	$2,963,217	$2,718,988	$2,963,217
Average Daily Principal Balance	$2,745,667	$2,993,598	$2,798,654	$3,031,639
See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $434.8 million for the three months ended June 30, 2024 from $485.1 million for the three months ended June 30, 2023, representing a 10.4% decrease. The decrease is primarily driven by a reduction in average loan size from $4,113 to $3,261 for the three months ended June 30, 2023 and June 30, 2024, respectively, which was partially offset by a 15,370 increase in the number of loans originated. We originated 133,310 and 117,940 loans for the three months ended June 30, 2024 and 2023, respectively.

Aggregate Originations decreased to $773.0 million for the six months ended June 30, 2024 from $893.1 million for the six months ended June 30, 2023, representing a 13.4% decrease. The decrease is primarily driven by a reduction in average loan size from $4,096 to $3,339 for the three months ended June 30, 2023 and June 30, 2024, respectively, which was partially offset by a 13,435 increase in the number of loans originated. We originated 231,497 and 218,062 loans for the six months ended June 30, 2024 and 2023, respectively.

Portfolio Yield

Portfolio yield increased to 33.9% for the three months ended June 30, 2024, from 32.2% for the three months ended June 30, 2023, and increased to 33.2% for the six months ended June 30, 2024, from 31.8% for the six months ended June 30, 2023, primarily attributable to higher fees on loans originated through our bank partnership.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.0% and 5.3% as of June 30, 2024 and 2023, respectively. The decrease was primarily due to improved credit quality as a result of our 2023 efforts to tighten credit standards throughout the second half of 2023 after significantly tightening underwriting standards in 2022.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended June 30, 2024 and 2023 was 12.3% and 12.5%, respectively. Annualized Net Charge-Off Rate for the six months ended June 30, 2024 and 2023 was 12.2% and 12.3%, respectively. Net Charge-offs for the three and six months ended June 30, 2024 decreased primarily due to our efforts to tighten our credit underwriting standards and focus lending towards existing and returning members to improve credit outcomes. Beginning in July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses going forward.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. Even in 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. Continued elevated charge-offs for the three months ended June 30, 2024 is primarily due to deterioration in our back book and deterioration of the vintages originated in the second half of 2022 prior to further tightening underwriting standards for returning members in December 2022. For the six months ended June 30, 2024, the back book continued to season and made-up 34% of gross charge-offs while only making up approximately 17% of the loans receivable (excluding credit cards). In addition, the increase was partially caused by decreasing originations which caused receivables to decrease throughout 2023 and first half of 2024 as we continued to tighten credit standards throughout the second half of 2023. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charge-off a credit card account at the earlier of when the account is determined to be uncollectible or when it is 180 days contractually past due.
*Numbers shown reflect year-to-date amounts for the six months ended June 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through June 30, 2024 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2014, excluding loans originated from July 2017 to August 2020 and from December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members in the third quarter of 2022 and reduced significantly in the second half of 2022. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. Due to macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel, and rent that are also putting pressure on our members. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Dollar weighted average original term for vintage in months	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2
Net lifetime loan losses as of June 30, 2024 as a percentage of original principal balance	6.1%	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%	17.0%*	15.0%*	1.4%*
Outstanding principal balance as of June 30, 2024 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	0.4%	0.8%	8.1%	38.6%	81.3%
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2024	2023	2024	2023
Revenue
Interest income	$231,373	$240,463	$461,963	$478,082
Non-interest income	19,023	26,100	38,915	47,993
Total revenue	250,396	266,563	500,878	526,075
Less:
Interest expense	54,244	41,448	108,709	80,445
Total net decrease in fair value	(136,119)	(106,490)	(252,969)	(322,200)
Net revenue	60,033	118,625	139,200	123,430
Operating expenses:
Technology and facilities	40,625	55,116	87,730	111,990
Sales and marketing	16,258	19,195	32,261	38,377
Personnel	21,908	30,762	46,424	68,080
Outsourcing and professional fees	8,375	9,900	18,616	23,702
General, administrative and other	22,016	21,123	33,793	40,285
Total operating expenses	109,182	136,096	218,824	282,434
Income before taxes	(49,149)	(17,471)	(79,624)	(159,004)
Income tax benefit	(18,124)	(2,572)	(22,160)	(42,015)
Net loss	$(31,025)	$(14,899)	$(57,464)	$(116,989)

Total revenue

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue
Interest income	$231,373	$240,463	$(9,090)	(3.8)%	$461,963	$478,082	$(16,119)	(3.4)%
Non-interest income	19,023	26,100	(7,077)	(27.1)%	38,915	47,993	(9,078)	(18.9)%
Total revenue	$250,396	$266,563	$(16,167)	(6.1)%	$500,878	$526,075	$(25,197)	(4.8)%
Percentage of total revenue:
Interest income	92.4%	90.2%			92.2%	90.9%
Non-interest income	7.6%	9.8%			7.8%	9.1%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income decreased by $9.1 million, or 3.8%, from $240.5 million for the three months ended June 30, 2023 to $231.4 million for the three months ended June 30, 2024. This decrease was primarily attributable to a decline in our Average Daily Principal Balance, which decreased from $2.99 billion for the three months ended June 30, 2023 to $2.75 billion for the three months ended June 30, 2024, a decrease of 8.3%. The decrease was partially offset by an increase in portfolio yield of 167 basis points in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Total interest income decreased by $16.1 million, or 3.4%, from $478.1 million for the six months ended June 30, 2023 to $462.0 million for the six months ended June 30, 2024. This decrease was primarily attributable to a decline in our Average Daily Principal Balance, which decreased from $3.03 billion for the six months ended June 30, 2023 to $2.80 billion for the six months ended June 30, 2024, a decrease of 7.7%. The decrease was partially offset by an increase in portfolio yield of 139 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Non-interest income. Total non-interest income decreased by $7.1 million, or 27.1%, from $26.1 million for the three months ended June 30, 2023 to $19.0 million for the three months ended June 30, 2024. This decrease is primarily due to a $8.2 million decrease in fees related to our Pathward program, and a $1.4 million decrease in subscription revenue related to our Set & Save product. These decreases were partially offset by a $2.8 million increase in interest earned on Set & Save member accounts.

Total non-interest income decreased by $9.1 million, or 18.9%, from $48.0 million for the six months ended June 30, 2023 to $38.9 million for the six months ended June 30, 2024. This decrease is primarily due to a $7.8 million decrease in fees related to our Pathward program, and $3.0 million decrease in subscription revenue related to our Set & Save product. These decreases were partially offset by a $2.2 million increase in interest earned on Set & Save member accounts.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Interest expense	$54,244	$41,448	$12,796	30.9%	$108,709	$80,445	$28,264	35.1%
Percentage of total revenue	21.7%	15.5%			21.7%	15.3%
Cost of Debt	7.7%	5.6%			7.6%	5.4%

Interest expense. Interest expense increased by $12.8 million, or 30.9%, from $41.4 million for the three months ended June 30, 2023 to $54.2 million for the three months ended June 30, 2024. The increase was driven by a 215 basis point increase in our Cost of Debt partially offset by a decrease to our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.98 billion for the three months ended June 30, 2023 to $2.82 billion for the three months ended June 30, 2024, a decrease of 5.3%. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances.

Interest expense increased by $28.3 million, or 35.1%, from $80.4 million for the six months ended June 30, 2023 to $108.7 million for the six months ended June 30, 2024. The increase was driven by a 222 basis point increase in our Cost of Debt partially offset by a decline in our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.99 billion for the six months ended June 30, 2023 to $2.86 billion for the six months ended June 30, 2024, a decrease of 4.5%. Our Cost of Debt has increased due to increases in interest rates and wider credit spreads on our new asset-backed securitization issuances.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$(36,692)	$14,186	$(50,878)	*	$(7,754)	$(23,133)	$15,379	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(1,910)	(12,623)	10,713	*	(29,033)	(61,518)	32,485	*
Fair value mark-to-market adjustment on derivatives	950	6,258	(5,308)	*	2,126	7,954	(5,828)	*
Total fair value mark-to-market adjustment	(37,652)	7,821	(45,473)	*	(34,661)	(76,697)	42,036	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(83,884)	(93,480)	9,596	*	(169,212)	(185,065)	15,853	*
Net settlements on derivative instruments	3,803	(1,924)	5,727	*	2,747	(4,362)	7,109	*
Fair value mark on loans sold (2)	(18,386)	(18,907)	521	*	(51,843)	(56,076)	4,233	*
Total net decrease in fair value	$(136,119)	$(106,490)	$(29,629)	*	$(252,969)	$(322,200)	$69,231	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(15.0)%	2.9%			(6.9)%	(14.6)%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(33.5)%	(35.1)%			(33.8)%	(35.2)%
Total net increase (decrease) in fair value	(48.5)%	(32.1)%			(40.7)%	(49.8)%
Discount rate	8.66%	11.10%			8.66%	11.10%
Remaining cumulative charge-offs	11.57%	11.35%			11.57%	11.35%
Average life in years	1.02	0.96			1.02	0.96
* Not meaningful
(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value includes the fair value mark-to-market adjustment of $(36.2) million related to the credit card portfolio reclassified to held for sale. See Note 5, Loans Held for Sale and Loans Sold in the Notes to the Condensed Financial Statements (Unaudited) included elsewhere in this report for further information on Credit cards receivable held for sale.
(2) The fair value mark on loans sold shown for the three and six months ended June 30, 2024 includes $(18.4) million related to the cumulative fair value mark on the loans sold in other loan sales in Q2 2024. The fair value mark on loans sold shown for the three and six months ended June 30, 2023 includes $(18.9) million related to the cumulative fair value mark on loans sold in other loan sales in Q2 2023. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended June 30, 2024 was $136.1 million. This amount represents a total fair value mark-to-market decrease of $37.7 million, and $83.9 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(36.7) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) $(36.2) million mark-to-market adjustment in the fair value of our credit cards receivable related to management's decision to sell the portfolio and (b) $(0.5) million mark-to-market adjustment on loans receivable at fair value. The $(0.5) million mark-to-market on loans receivable at fair value was driven by a 0.9% decrease in weighted average life of the portfolio offset by a 44 basis point decrease in the discount rate and a 4 basis point decrease in the remaining cumulative charge offs. The $(1.9) million mark-to-market adjustment on asset-backed notes is due to tighter credit spreads. The total net decrease in fair value for the three months ended June 30, 2024 also includes a $(18.4) million adjustment related to the fair value mark on the loans sold as part of the other loan sales for the three months ended June 30, 2024.

Net decrease in fair value for the three months ended June 30, 2023 was $106.5 million. This amount represents a total fair value mark-to-market increase of $7.8 million, and $93.5 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $14.2 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in remaining cumulative charge-offs from 11.72% as of March 31, 2023 to 11.35% as of June 30, 2023, partially offset by (b) a decrease in the weighted average life from 0.963 years as of March 31, 2023 to 0.955 years as of June 30, 2023 and (c) an increase in the discount rate from 11.07% as of March 31, 2023 to 11.10% as of June 30, 2023. The $(12.6) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the three months ended June 30, 2023 also includes a $(18.9) million adjustment related to the fair value mark on the loans sold as part of the other loans sales for the three months ended June 30, 2023.

Net decrease in fair value for the six months ended June 30, 2024 was $253.0 million. This amount represents a total fair value mark-to-market decrease of $34.7 million, and $169.2 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(7.8) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) $(36.2) million mark-to-market adjustment in the fair value of our credit cards receivable related to management's decision to sell the portfolio, and (b) $28.4 million mark-to-market adjustment on loans receivable at fair value. The $28.4 million mark-to-market on loans receivable at fair value was driven by (a) a decrease in discount rate from 10.10% as of December 31, 2023 to 8.66% as of June 30, 2024, (b) a decrease in remaining cumulative charge-offs from 11.80% as of December 31, 2023 to 11.57% as of June 30, 2024, and (c) an increase in average life from 1.006 as of December 31, 2023 to 1.015 years as of June 30, 2024. The $(29.0) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net increase (decrease) in fair value for the six months ended June 30, 2024 includes $(51.8) million in adjustments related to the fair value mark on loans sold as part of the other loan sales for the six months ended June 30, 2024.

Net decrease in fair value for the six months ended June 30, 2023 was $322.2 million. This amount represents a total fair value mark-to-market decrease of $76.7 million, and $185.1 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(23.1) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in average life from 0.998 as of December 31, 2022 to 0.955 years as of June 30, 2023 and (b) an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 11.35% as of June 30, 2023, partially offset by (c) a decrease in discount rate from 11.48% as of December 31, 2022 to 11.10% as of June 30, 2023. The $(61.5) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net increase (decrease) in fair value for the six months ended June 30, 2023 includes $(56.1) in adjustments related to the fair value mark on loans sold as part of the other loan sales for the six months ended June 30, 2023.

We expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Total charge-offs, net of recoveries	$83,884	$93,480	$(9,596)	(10.3)%	$169,212	$185,065	$(15,853)	(8.6)%
Average Daily Principal Balance	$2,745,667	$2,993,598	$(247,931)	(8.3)%	$2,798,654	$3,031,639	$(232,985)	(7.7)%
Annualized Net Charge-Off Rate	12.3%	12.5%			12.2%	12.3%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate decreased to 12.3% and 12.2% for the three and six months ended June 30, 2024, respectively, from 12.5% and 12.3% for the three and six months ended June 30, 2023, respectively. Net charge-offs for the three and six months ended June 30, 2024 decreased primarily due to our efforts to tighten our credit underwriting standards and focus lending towards existing and returning members to improve credit outcomes. As the average life of our loans is approximately one year, we expect the back book to become less impactful on our losses by the end of 2024. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Technology and facilities	$40,625	$55,116	$(14,491)	(26.3)%	$87,730	$111,990	$(24,260)	(21.7)%
Percentage of total revenue	16.2%	20.7%			17.5%	21.3%

Technology and facilities. Technology and facilities expense decreased by $14.5 million, or 26.3%, from $55.1 million for the three months ended June 30, 2023 to $40.6 million for the three months ended June 30, 2024. The decrease is primarily due to a $6.5 million decrease in wages, salaries and benefits as a result of our workforce optimization efforts that occurred in 2023 and 2024, $3.1 million decrease in service costs, $2.4 million decrease in software and office rent, $2.1 million decrease in outsourcing and professional fees, and $1.2 million decrease in depreciation and other expenses. These decreases were offset by $1.2 million lower capitalization of internally developed software.

Technology and facilities expense decreased by $24.3 million, or 21.7%, from $112.0 million for the six months ended June 30, 2023 to $87.7 million for the six months ended June 30, 2024. The decrease is primarily due to $15.0 million decrease in wages, salaries and benefits as a result of our workforce optimization efforts that occurred in 2023 and 2024, $4.5 million decrease in outsourcing and professional fees, $3.7 million decrease in service costs and $3.6 million decrease in software and office rent. These decreases were offset by $4.5 million lower capitalization of internally developed software.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$16,258	$19,195	$(2,937)	(15.3)%	$32,261	$38,377	$(6,116)	(15.9)%
Percentage of total revenue	6.5%	7.2%			6.4%	7.3%
Customer Acquisition Cost (“CAC”)	$122	$163	$(41)	(25.2)%	$139	$176	$(37)	(21.0)%

Sales and marketing. Sales and marketing expenses to acquire our members decreased by $2.9 million, or 15.3%, from $19.2 million for the three months ended June 30, 2023 to $16.3 million for the three months ended June 30, 2024. The decrease is attributable to a $2.1 million decrease in wages, salaries, benefits, bonus and stock compensation expense due to our streamlining operations efforts. As a result of our increase in number of loans originated during the three months ended June 30, 2024, our CAC decreased by 25.2% from $163 for the three months ended June 30, 2023 to $122 for the three months ended June 30, 2024.

Sales and marketing expenses to acquire our members decreased by $6.1 million, or 15.9%, from $38.4 million for the six months ended June 30, 2023 to $32.3 million for the six months ended June 30, 2024. The decrease is attributable to a $4.7 million net decrease in wages, salaries and benefits related to our streamlining operation efforts, and a $1.4 million decrease in service costs. As a result of our increase in number of loans originated during the six months ended June 30, 2024, our CAC decreased by 21.0% from $176 for the six months ended June 30, 2023, to $139 for the six months ended June 30, 2024.

We expect sales and marketing expense to be consistent in 2024 compared to 2023, as we continue to optimize marketing investment allocation across channels.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Personnel	$21,908	$30,762	$(8,854)	(28.8)%	$46,424	$68,080	$(21,656)	(31.8)%
Percentage of total revenue	8.7%	11.5%			9.3%	12.9%

Personnel. Personnel expense decreased by $8.9 million, or 28.8%, from $30.8 million for the three months ended June 30, 2023 to $21.9 million for the three months ended June 30, 2024, primarily driven by our workforce optimization efforts which occurred in 2023 and 2024.

Personnel expense decreased by $21.7 million, or 31.8%, from $68.1 million for the six months ended June 30, 2023 to $46.4 million for the six months ended June 30, 2024, primarily driven by our workforce optimization efforts in 2023 and 2024.

Driven by our 2023 and 2024 workforce optimization efforts, we expect our personnel expense to decrease in 2024 compared to 2023.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Outsourcing and professional fees	$8,375	$9,900	$(1,525)	(15.4)%	$18,616	$23,702	$(5,086)	(21.5)%
Percentage of total revenue	3.3%	3.7%			3.7%	4.5%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $1.5 million, or 15.4%, from $9.9 million for the three months ended June 30, 2023 to $8.4 million for the three months ended June 30, 2024. The decrease is primarily attributable to $1.7 million decrease in outsourcing services and a $0.7 million decrease in professional fees and other expenses. These decreases were partially offset by a $0.8 million increase in debt recovery and court filing fees, legal fees, and consulting services.

Outsourcing and professional fees decreased by $5.1 million, or 21.5%, from $23.7 million for the six months ended June 30, 2023 to $18.6 million for the six months ended June 30, 2024. The decrease is primarily attributable to $5.2 million decrease in outsourcing and consulting services.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
General, administrative and other	$22,016	$21,123	$893	4.2%	$33,793	$40,285	$(6,492)	(16.1)%
Percentage of total revenue	8.8%	7.9%			6.7%	7.7%

General, administrative and other. General, administrative and other expense increased by $0.9 million, or 4.2%, from $21.1 million for the three months ended June 30, 2023 to $22.0 million for the three months ended June 30, 2024, due to $6.4 million increase related to the impairment of the San Carlos office right-of-use asset and disposal of related fixed assets and a $1.7 million increase due to partial debt extinguishment expense not present in the prior period. These increases were partially offset by a $5.4 million decrease due to lower reserve related to our workforce optimization efforts in 2024 compared to 2023, a $1.4 million decrease in acquisition and integration related expenses and a $0.8 million decrease related to our streamlining operations efforts.

General, administrative and other expense decreased by $6.5 million, or 16%, from $40.3 million for the six months ended June 30, 2023 to $33.8 million for the six months ended June 30, 2024, primarily due to a $12.1 million decrease due to a lower reserve related to our workforce optimization efforts in 2024 compared to 2023, $2.4 million decrease in acquisition and integration related expenses, and a $1.2 million decrease in postage and printing. These increases were partially offset by $6.4 million impairment of the San Carlos office right-of-use asset and disposal of related fixed assets and $3.7 million increase due to a partial debt extinguishment expense not present in the prior period and other expenses.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended June 30, 2024 and 2023, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Income tax benefit	$(18,124)	$(2,572)	$(15,552)	604.7%	$(22,160)	$(42,015)	$19,855	47.3%
Percentage of total revenue	(7.2)%	(1.0)%			(4.4)%	(8.0)%
Effective tax rate	36.9%	14.7%			27.8%	26.4%

Income tax benefit. Income tax benefit increased by $15.6 million or 605%, from $2.6 million for the three months ended June 30, 2023 to $18.1 million benefit for the three months ended June 30, 2024, primarily as a result of having a larger pretax loss for the three months ended June 30, 2024.

Income tax benefit decreased by $19.9 million or 47%, from $42.0 million benefit for the six months ended June 30, 2023 to $22.2 million benefit for the six months ended June 30, 2024, primarily as a result of having a lower pretax loss for the six months ended June 30, 2024.

Valuation Allowance. As of June 30, 2024, we have $69.4 million of U.S. net deferred tax assets, which includes $91.5 million of tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

The table below reflects the application of this methodology for the six quarters since January 1, 2023, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Jun 30, 2024 (1)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Weighted average portfolio yield over the remaining life of the loans	28.42%	28.87%	29.10%	29.58%	29.85%	29.61%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	23.42%	23.87%	24.10%	24.58%	24.85%	24.61%
Multiplied by: Weighted average life in years	1.016	1.027	1.007	0.995	0.955	0.963
Pre-loss cash flow	23.79%	24.50%	24.26%	24.45%	23.74%	23.69%
Less: Remaining cumulative charge-offs	(11.57)%	(11.92)%	(12.10)%	(11.93)%	(11.35)%	(11.72)%
Net cash flow	12.23%	12.58%	12.16%	12.52%	12.39%	11.97%
Less: Discount rate multiplied by average life	(8.80)%	(9.34)%	(10.17)%	(11.09)%	(10.61)%	(10.66)%
Gross fair value premium as a percentage of loan principal balance	3.43%	3.24%	1.99%	1.43%	1.78%	1.31%
Discount Rate	8.66%	9.10%	10.10%	11.15%	11.10%	11.07%
(1) On June 21, 2024, we entered into a nonbinding letter of intent with a third-party to sell the credit card receivable portfolio and was classified as held-for-sale at June 30, 2024. As such, the credit card portfolio was excluded from June 30, 2024 data. All prior periods presented in the table above include the fair value components of the credit card receivables portfolio.

The illustrative table included above is designed to assist investors in understanding the impact of our election of the fair value option.

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, Adjusted Operating Expense, Adjusted Operating Expense Ratio, Adjusted Operating Efficiency and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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
•We exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization efforts, and other non-recurring charges because we do not believe that these items reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our corporate financing facilities.
•We also exclude fair value mark-to-market adjustments on the loans receivable portfolio and asset-backed notes carried at fair value because these adjustments do not impact cash.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(36,692)	$14,186	$(7,754)	$(23,133)
Fair value mark-to-market adjustment on asset-backed notes	(1,910)	(12,623)	(29,033)	(61,518)
Fair value mark-to-market adjustment on derivatives	950	6,258	$2,126	$7,954
Total fair value mark-to-market adjustment	$(37,652)	$7,821	$(34,661)	$(76,697)
(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value includes the fair value mark-to-market adjustment of $(36.2) million related to the credit card portfolio reclassified to held for sale. See Note 5, Loans Held for Sale and Loans Sold in the Notes to the Condensed Financial Statements (Unaudited) included elsewhere in this report for further information on Credit cards receivable held for sale. In addition, the fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA (in thousands)	2024	2023 (1)	2024	2023 (1)
Net income (loss)	$(31,025)	$(14,899)	$(57,464)	$(116,989)
Adjustments:
Income tax benefit	(18,124)	(2,572)	(22,160)	(42,015)
Interest on corporate financing	13,229	12,611	27,123	22,398
Depreciation and amortization	13,005	13,760	26,203	27,149
Stock-based compensation expense	3,004	4,385	6,986	8,884
Workforce optimization expenses	2,207	8,408	3,007	15,226
Other non-recurring charges	10,273	580	13,804	3,089
Fair value mark-to-market adjustment	37,652	(7,821)	34,661	76,697
Adjusted EBITDA	$30,221	$14,452	$32,160	$(5,561)
(1) Our calculation of Adjusted EBITDA was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and six months ended June 30, 2023 for Adjusted EBITDA shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been $4.3 million and $(20.1) million, respectively.

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
•We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization efforts, and other non-recurring charges because we do not believe that these items reflect our ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our corporate financing facilities.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value to align with the 2023 accounting policy decision to account for new debt financings at amortized cost.

The following table presents a reconciliation of net income to Adjusted Net Income (Loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income (Loss) (in thousands)	2024	2023 (2)	2024	2023 (2)
Net income (loss)	$(31,025)	$(14,899)	$(57,464)	$(116,989)
Adjustments:
Income tax benefit	(18,124)	(2,572)	(22,160)	(42,015)
Stock-based compensation expense	3,004	4,385	6,986	8,884
Workforce optimization expenses	2,207	8,407	3,007	15,226
Other non-recurring charges	10,273	580	13,804	3,089
Net decrease in fair value of credit cards receivable	36,177	—	36,177	—
Mark-to-market adjustment on asset-backed notes	1,910	12,623	29,033	61,518
Adjusted income (loss) before taxes	4,422	8,524	9,383	(70,287)
Normalized income tax expense	1,194	2,301	2,533	(18,977)
Adjusted Net Income (Loss)	$3,228	$6,223	$6,850	$(51,310)
Income tax rate (1)	27.0%	27.0%	27.0%	27.0%
(1) Income tax rate for the three and six months ended June 30, 2024 and 2023 is based on a normalized statutory rate.
(2) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and six months ended June 30, 2023 for Adjusted Net Income (Loss) shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been $2.3 million and $(85.9) million, respectively.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and six months ended June 30, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023 (1)	2024	2023 (1)
Diluted earnings (loss) per share	$(0.78)	$(0.41)	$(1.46)	$(3.31)
Adjusted EPS
Adjusted Net Income (Loss)	$3,228	$6,223	$6,850	$(51,310)

Basic weighted-average common shares outstanding	39,816,996	36,691,291	39,358,936	35,342,663
Weighted average effect of dilutive securities:
Stock options	—	9,543	—	—
Restricted stock units	469,445	291,942	458,515	—
Diluted adjusted weighted-average common shares outstanding	40,286,441	36,992,776	39,817,451	35,342,663
Adjusted Earnings (Loss) Per Share	$0.08	$0.17	$0.17	$(1.45)
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and six months ended June 30, 2023 for Adjusted EPS shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been $0.06 and $(2.43), respectively.

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and six months ended June 30, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2024	2023 (1)	2024	2023 (1)
Return on Equity	(33.9)%	(13.1)%	(30.5)%	(46.9)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$3,228	$6,223	$6,850	$(51,310)
Average stockholders' equity	$368,044	$457,272	$379,260	$502,999
Adjusted Return on Equity	3.5%	5.5%	3.6%	(20.6)%
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and six months ended June 30, 2023 for Adjusted Return on Equity shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been 2.0% and (34.4)%, respectively.

Adjusted Operating Expense, Adjusted Operating Efficiency and Adjusted Operating Expense Ratio

We define Adjusted Operating Expense as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our workforce optimization efforts, and other non-recurring charges. Other non-recurring charges include litigation reserve, impairment charges, and debt amendment costs related to our Corporate Financing facility. We define Adjusted Operating Efficiency as total Adjusted Operating Expense divided by total revenue. We define Adjusted Operating Expense Ratio as Adjusted Operating Expense divided by Average Daily Principal Balance. We believe Adjusted Operating Expense is an important measure because it allows management, investors and our Board to evaluate and compare its operating costs from period to period, excluding the impact of non-cash, stock-based compensation expense and certain non-recurring charges. We believe Adjusted Operating Efficiency and Adjusted Operating Expense Ratio are important measures because they allow management, investors and our Board to evaluate how efficiently we are managing costs relative to revenue and Average Daily Principal Balance.

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, Operanting Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three and six months ended June 30, 2024 and 2023:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2024	2023 (1)	2024	2023 (1)
Operating Efficiency	43.6%	51.1%	43.7%	53.7%
Adjusted Operating Efficiency
Total revenue	250,396	266,563	500,878	526,075
Total operating expense	109,182	136,096	218,824	282,434
Stock-based compensation expense	(3,004)	(4,385)	(6,986)	(8,884)
Workforce optimization expenses	(2,207)	(8,407)	(3,007)	(15,226)
Other non-recurring charges	(9,876)	(344)	(13,014)	(2,628)
Total adjusted operating expenses	$94,095	$122,960	$195,817	$255,696
Adjusted Operating Efficiency	37.6%	46.1%	39.1%	48.6%

Average Daily Principal Balance	$2,745,667	$2,993,598	$2,798,654	$3,031,639

Operating Expense Ratio	16.0%	18.2%	15.7%	18.8%
Adjusted Operating Expense Ratio	13.8%	16.5%	14.1%	17.0%
(1) Our calculation of Adjusted Operating Efficiency was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and six months ended June 30, 2023 shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been 43.4% and 45.9%, respectively.

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

The following table summarizes our total liquidity reserves:

	June 30, 2024
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$72,871	N/A	$72,871
Restricted cash	163,765	N/A	163,765
Secured financing	680,000	156,696	523,304
Whole loan forward flow agreements (1)	820,895	640,118	180,777
Total liquidity	$1,737,531	$796,814	$940,717
(1) The remaining available capacity for whole loan forward flow agreements represents future committed and uncommitted whole loan sales under existing agreements of $20.0 million and $160.8 million, respectively.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash, cash equivalents and restricted cash	$236,636	$202,335
Cash provided by (used in)
Operating activities	193,609	179,357
Investing activities	(26,978)	(104,021)
Financing activities	(136,011)	(76,818)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $193.6 million and $179.4 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $14.3 million increase in our net cash provided by operating activities is primarily driven by a $59.5 million decrease in our Net Loss, a $20.5 million decrease in our deferred tax asset, partially offset by a $69.2 million decline in our fair value mark to market adjustment for the current year compared to prior year, respectively.

Investing Activities

Our net cash used in investing activities was $(27.0) million and $(104.0) million for the six months ended June 30, 2024 and 2023, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is due to $101.2 million lower loan disbursements which were partially offset by a $35.7 million decrease in repayments of loan principal and $10.4 million lower capitalization of system development costs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Financing Activities

Our net cash used in financing activities was $(136.0) million and $(76.8) million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net cash used in financing activities was primarily driven by amortization payments on our Series 2021-A, Series 2021-B, Series 2022-2, Series 2022-3 asset-backed notes and Series 2024-1 asset-backed borrowing, and our other asset-backed borrowings and repayments of borrowings on our PLW, CCW and Acquisition and Corporate Financing facilities, partially offset by borrowings under our asset-backed borrowings at amortized cost. For the six months ended June 30, 2023, net cash used in financing activities was primarily driven by borrowings under the PLW partially offset by repayments of borrowings on our CCW and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A, Series 2021-A, Series 2022-2 and Series 2022-3 asset-backed notes.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of June 30, 2024, we had $1.9 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also variable interest entities (“VIEs”) that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of June 30, 2024, we were in compliance with all covenants and requirements of all our asset-backed notes.
Secured Financings

As of June 30, 2024, we had Secured Financing facilities with warehouse lines of $680.0 million in the aggregate with undrawn capacity of $523.3 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. On January 31, 2024, we further amended the Credit Card Warehouse facility to adjust our payment rate, advance rate, and other loan sales. Additionally, our commitment amount reduced from $100.0 million to $80.0 million, and will reduce again from $80.0 million to $75.0 million effective October 1, 2024. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $400.0 million of our personal loan originations over a twelve month period. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the six months ended June 30, 2024, we transferred loans receivable totaling $123.2 million, bringing the total loans receivable sold under the agreement to $319.1 million.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an additional institutional investor. On April 26, 2024, we amended the agreement to extend the term through October 2024 and committed to sell $150.0 million of personal loan originations. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the six months ended June 30, 2024, we transferred loans receivable totaling $70.6 million, bringing the total loans receivable sold under the agreement to $291.1 million.

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

Corporate Financing

On September 14, 2022, we entered into an agreement to borrow $150.0 million of a senior secured term loan (the “Corporate Financing”). The term loan bears interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The term loan is scheduled to mature on September 14, 2026, and is not subject to amortization. Certain prepayments of the term loan are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of our subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended our Corporate Financing facility to be able to borrow up to an additional $75.0 million. At closing and as part of the Incremental Tranche A-1, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Amended Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") on May 5, 2023 and an additional $25.0 million of incremental term loans (the “Incremental Tranche C Loans”) on June 30, 2023. The term loan now bears interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%. On March 12, 2024, the Company entered into an amendment (the “Third Amendment”), which includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and required certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amendment requires principal payments equal to 100% of the net cash proceeds of any future issuance of indebtedness junior in priority to the obligations under the Corporate Financing.

As of June 30, 2024, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

During 2023, we entered into agreements to sell certain populations of our personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment. For the six months ended June 30, 2024, we sold approximately $54.1 million of such loans. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The originations of loans sold and held for sale during the six months ended June 30, 2024 was $28.4 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Liquidity Risks

We believe that our existing cash balance, anticipated positive cash flows from operations and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We do not have any significant unused sources of liquid assets. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing and we may have to take additional actions to decrease expenses, curtail the origination of loans, and our ability to continue to support our growth and to respond to challenges could be impacted. In a higher interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. If we raise additional funds through the issuance of additional debt, the agreements governing such debt could contain covenants that would restrict our operations and such debt would rank senior to shares of our common stock. The sale of equity may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all.

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

In addition, we are required to continuously develop and adapt our operations, systems, and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we experienced rapid growth in our business and operations in the recent past, many economic and other factors outside of our control, including general economic and market conditions, pandemics, consumer and commercial credit availability, inflation, interest rate, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including on our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 8, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, many of which are outside of our control. Conditions in the credit markets may continue to experience disruption or deterioration, including as a result of elevated interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in an elevated interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of June 30, 2024, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 3 states in the United States. In the three months ended June 30, 2024 and 2023, Pathward originated approximately 98% and 48% of aggregate personal loan originations, respectively. We expect the percentage of aggregate personal loans originated by Pathward to continue to increase in 2024.

Pathward retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities, or retain on our balance sheet. Our Pathward program agreement has an initial term of five years, which is scheduled to expire in calendar year 2025 and will automatically renew for an additional two years following the initial five-year term, unless either party provides notice of its intent to not renew. In addition, even during the term of our arrangement and for specified circumstances, Pathward could reduce the volume of loans that it chooses to originate and/or retain on its balance sheet. We or Pathward may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control. If our bank partnership arrangement with Pathward were to be suspended or limited, or if Pathward ceased their operations or otherwise terminated their relationship with us, our business, financial condition and results of operations would be adversely affected. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all and transitioning loan originations to a new bank may result in delays in the issuance of new loans. In addition, if we are unable to enter into an alternative arrangement with a different bank to fully replace or supplement our relationship with Pathward, we would potentially need to obtain additional state licenses to enable us to originate loans directly in the states where Pathward originates loans, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. For a further discussion of the risks and regulations applicable to our bank partnership with Pathward, see “Risk Factors—Our bank partnership products may lead to regulatory risk and may increase our regulatory burden, —We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business, —Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

Our results of operations and future prospects depend on our ability to retain existing members and attract new members.

We operate in a rapidly changing and highly competitive industry and our results of operations and future prospects depend on, among other things, continued growth of our member base, our ability to increase the activity of our members, including by using additional products or services we offer, and our ability to attract members in a cost-effective manner. Our member retention rates may decline or fluctuate due to various factors, including pricing changes (including as a result of rising interest rates), our expansion into new products and markets or changes to or sunsetting of existing products, our members' ability to obtain alternative funding sources based on their credit history with us, and new members we acquire in the future may be less loyal than our current member base. If our member retention rates decline and we are not able to attract new members in numbers sufficient to grow our business, this may adversely affect our business, results of operations and future prospects.

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of June 30, 2024 and 2023, members with repeat loans comprised 82% and 81%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

We have elected the fair value option and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations.

Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates, and other relevant inputs. If actual results differ from our judgments, estimates or assumptions, then it may have a material adverse impact on our, financial condition, results of operations or cash flows. Management has processes in place to monitor these judgments, estimates and assumptions, including review by our internal valuation committee, but these processes may not ensure that our judgments and assumptions are correct.

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 84% of our total assets and our asset-backed notes represented 84% of our total liabilities as of June 30, 2024. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.

We earn over 90% of our revenue from interest payments on the loans we make to our members. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to members and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our members and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. We have capped the APR for newly originated loans at 36% since August 2020. Interest rates continue to remain elevated, which increases our interest expense and cost of funds and may result in lower operating margins. The interest rates we charge to our members and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our members, product mix, competition and regulatory limitations.

Market interest rate changes have had, and may continue to have, an adverse effect on our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, have required, and may continue to require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, elevated interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue, but also decreases the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue and increasing the volatility of our results of operations. Reductions in our interest rate spread have had and could continue to have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.

Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, gas prices, energy costs, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures and the associated bank crisis, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemics or adverse health developments, political instability, social unrest, and catastrophes. If any of these factors negatively affect our members or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

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

In 2023 and 2024, we announced that we were taking a series of measures to streamline our operations, including reducing the size of our corporate staff by approximately 10%, 19%, 18%, and 12%, respectively. These cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

Our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. Furthermore, many of our members have limited or no credit history and such borrowers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. In addition, inflation, higher interest rates, unemployment, bankruptcy, major medical expenses, divorce, death, or other issues that affect our members have and could continue to affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments. Our servicing costs may also increase without a corresponding increase in our interest on loans.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, monitor, manage and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as regulatory and operational risks related to our business, assets, and liabilities. Our risk management policies, procedures and models may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks that arise in the future.

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

We currently act as servicer with respect to the unsecured and secured consumer loans and credit card receivables held by our subsidiaries, by our bank partners, and for parties to whom we have sold our loans, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations, and pledged in connection with warehouse credit facilities. Our ability to adequately service our loans is dependent on our ability to maintain appropriate staffing levels and sufficiently train new member services and collections staff, our ability to contact our members when they default, and our ability to leverage technologies to service and collect amounts owed with respect to loans. Additionally, our member services and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. The majority of our contact center staff work remotely. If our contact center operations become constrained for any reason, the effectiveness of our collection activities may be reduced.

Our net charge-off rate depends on the collectability of our loans and if we experience an unexpected significant increase in the number of members who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans and credit card debt are generally dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of members who successfully discharge their debt in a bankruptcy action, our results of operations could be adversely affected.

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

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, due to factors such as our election of the fair value option and the evolving and uncertain nature of current macroeconomic conditions and the lingering effects of the COVID-19 pandemic. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

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
•our borrowing costs and access to the capital markets; and
•general economic, industry, and market conditions, including economic slowdowns, recessions, elevated interest and inflation rates, and tightening of credit markets and recent or potential bank failures.

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

We are, and intend in the future to continue, developing our financial products and services. As a result we may invest resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

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

We have previously invested resources to develop, launch and sustain our products and services and subsequently decided to discontinue certain of these products and services in order to strategically realign our resources. We may not be able to effectively discontinue a product or service and we may fail to realize all of the anticipated benefits of discontinuing any of our products or services, including the need to devote significant attention and resources to any discontinuation, which may disrupt our business or may not be achieved within the anticipated time frame, or at all. In addition, product or service introductions may not always be successful. For example, in 2023, we announced the sunsetting of our checking account product, the sunsetting of our partnership with Sezzle, and the discontinuation of our investing and retirement products, in order to strategically realign our resources to focus on other products, as well as to reduce our expenses and simplify our business. Further, on August 8, 2024, we announced that we entered into a nonbinding letter of intent with a third-party to sell our credit card receivable portfolio. Failure to achieve the anticipated benefits from the discontinuation or sale of these products could adversely affect our results of operations.

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

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase, as more companies are offering remote or hybrid working arrangements. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Further, the reductions in force that were announced in 2023 and 2024 could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. We have previously acquired, and in the future, may acquire, complementary assets or businesses. For example, in December 2021 we acquired Hello Digit, Inc. (“Digit”), and as we seek to realize synergies from the acquisition of Digit, we may devote significant attention and resources to successfully align our business practices and operations, which may disrupt our business. Further, the full benefits of acquisitions, including anticipated growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. The risks we face in connection with acquisitions include:

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

Fraudulent activity could negatively impact our business, brand and reputation and require us to continue to take steps to reduce fraud risk.*

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

Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. These mobile technologies may be more susceptible to the fraudulent activities of organized criminal, perpetrators of fraud, hackers, terrorists and others. Additionally, any changes in our product and service offerings may introduce opportunities for fraudulent activity that we have not previously experienced. Numerous and evolving fraud schemes and misuse of our products and services could subject us to significant costs and liabilities, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of member confidence in, or decreased use of, our products and services, damage our reputation and brands, divert the attention of management from the business, result in litigation (including class action litigation), and lead to increased regulatory scrutiny and possibly regulatory investigations and intervention, any of which could have a material adverse impact on our business.

Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.*

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of our members and potential members. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and other infiltration, exfiltration or other similar events. Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, IT security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and the Middle East. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems. We also have incorporated A.I. technologies into our platform, and may continue to incorporate additional A.I. technologies into our platform in the future. Our use of A.I. technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, A.I. technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we maintain, including our own proprietary business information and sensitive information such as personal information regarding our members or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of data, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information.

We also face indirect technology, cybersecurity and operational risks relating to the members and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. The use of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners' information technology infrastructure, and the sharing between us of member information. We cannot guarantee that our systems and networks, or those of any third parties with whom we do business, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to any of our systems and networks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from computer malware, natural disasters, terrorism, war, geopolitical conflicts, or telecommunication or electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new members, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. Any failure or perceived failure by us, or the third parties with whom we do business, to comply with our privacy, confidentiality, or cybersecurity-related legal or other obligations to third parties, or any security breaches impacting us, our third-party providers or partners, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. In addition, a security breach or incident could cause third parties, to lose trust in us or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations. Any belief by members or others that a security breach or other incident has affected us, even if a security breach or other incident has not affected us or any of our third-party providers or partners, could have any or all of the foregoing impacts on us, including harm to our reputation. Even the perception of inadequate security may harm our reputation and negatively impact our ability to attract and retain members. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Due to the nature of security incidents, we cannot fully guarantee that our security measures intended to protect our systems and data will successfully prevent service interruptions or security incidents.

We incur significant costs to detect and prevent security breaches and other security-related incidents, and as we continuously explore cost-saving initiatives and technology reworks to enhance operational efficiency, the integration of new technologies, upgrades, or modifications undertaken for the purpose of cost-savings could create unforeseen challenges that may impact the robustness of our security infrastructure and result in significant legal and financial exposure and/or reputational harm. While these endeavors are aimed at improving various efficiencies of our business, they may inadvertently expose our security systems to vulnerabilities that could be exploited by malicious actors, leading to unauthorized access, data breaches or other security incidents. Any event that leads, or is believed to have led, to unauthorized access to, or use, loss, corruption, disclosure or other processing of our data could disrupt our business; harm our reputation; compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents; subject us to litigation, regulatory investigation and oversight, or mandatory corrective action; require us to verify the correctness of database contents; or otherwise subject us to liability under laws and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs for us to address the incident and in an effort to prevent further breaches or incidents, and result in significant legal and financial exposure and/or reputational harm. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity.

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

Our retail locations also process physical member loan documentation that contain confidential information about our members, including financial and personal information. We retain physical records in various storage locations outside of our retail locations. The loss or theft of, or other unauthorized access to or use of, member information and data from our retail locations or other storage locations could subject us to additional regulatory scrutiny, possible civil litigation and possible financial liability and losses.

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

As of June 30, 2024, 44.0%, 26.4%, 9.3%, 5.3% and 3.6% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our members, our people and our culture and is consistently reinforced to and by our employees. As we continue to evolve our business, including from the integration of employees and businesses acquired in connection with previous or future acquisitions or from our cost-saving measures, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Operating as a remote-first company may make it difficult for us to preserve our corporate culture and could negatively impact on workforce morale and productivity. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

We are dependent on hiring an adequate number of hourly bilingual employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.

Our workforce is comprised largely of bilingual employees who work on an hourly basis. In certain areas where we operate, there is significant competition for hourly bilingual employees and the lack of availability of an adequate number of hourly bilingual employees could adversely affect our operations. In addition, we are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, pay transparency, leave requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. We are from time to time subject to employment-related claims, including wage and hour claims. Further, legislated increases in the federal and state minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, and compliance costs and fines, as well as the cost of any potential litigation in connection with these regulations, would increase our labor costs.

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

As of June 30, 2024, we had 1,488 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the U.S. that provide offshore member-facing contact center activities in Colombia and the Philippines, and may in the future include additional locations in other countries. In addition, we have a technology development center in India, where we had 156 employees as of June 30, 2024. We have engaged vendors that utilize employees or contractors based outside of the U.S. As of June 30, 2024, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 27 full-time equivalents in Colombia and Philippines to support contact center work. These international activities are subject to inherent risks that are beyond our control, including:

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

A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, a failure of banking or other financial institutions, pandemics or other public health crises, power outages, political instability, geopolitical unrest, war, or other large-scale conflicts or unpredictable occurrences, could have an adverse effect on our business, results of operations and financial condition. For example, a significant natural disaster in Northern California or any other location in which we have offices or facilities or employees working remotely, could adversely affect our business operations, financial condition and prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

Our proprietary technology, including our credit risk models and A.I. algorithms, and their outputs, may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. The expansion of our suite of financial products and services may create additional trademark risk. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, and to modify applications or refund fees. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming, and may divert the attention of our management and key personnel from our business operations.

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

Our credit risk models, A.I. capabilities, and internal systems rely on internally developed software that is highly technical and complex. In addition, our models, A.I. capabilities, and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or other defects. Some errors may only be discovered after the code has been released for external or internal use. Errors, bugs or other defects within the software on which we rely may result in a negative experience for our members, or compromise our ability to protect member data or our intellectual property. Specifically, any defect in our credit risk models could result in the approval of unacceptably risky loans. Such defects could also result in reputational harm, increased regulatory scrutiny, fines or penalties, loss of members, loss of revenue, adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, challenges in raising capital, or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

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

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Further, in June 2024, the CFPB finalized a rule requiring a nonbank entity to register with the CFPB if it receives a final public written order or judgment (including a consent order or stipulated order) from a federal, state or local government agency for violation of consumer protection laws, and in January 2023, the CFPB announced a proposed rule requiring a supervised nonbank to register if it uses certain contract terms and conditions that claim to waive or limit consumer rights and protections (including arbitration clauses). Each of these registries has the potential to increase the operational costs and regulatory scrutiny of our business practices. In addition, the Biden Administration previously announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees initially focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, but has since expanded. Furthermore, what constitutes a “junk fee” remains unclear and both the CFPB and Federal Trade Commission have taken steps to increase scrutiny of fees. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. On March 5, 2023, the CFPB published a final rule amending Regulation Z to reduce credit card late fees significantly and eliminate annual inflation adjustments for late fee safe harbor amounts, with an effective date of May 14, 2024. The rule is currently the subject of litigation in the Fifth Circuit District Court in Texas with plaintiffs challenging the validity of the rule and seeking temporary relief pending that challenge. If the final rule becomes effective, it could have operational and financial impacts on our credit card business. In October 2023, the CFPB issued a pre-rule proposal to modify the Fair Credit Reporting Act and Regulation V, which would have broad implications across all participants in the credit reporting ecosystem. All such legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, legal and regulatory actions are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain of those actions include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements has been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 15,195,185 shares for issuance under our 2019 Equity Incentive Plan with 10,205,995 shares, net of vested and exercised shares, remaining available for issuance, 2,271,288 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 903,187 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2024, the Warrants to purchase 4,193,453 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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
•general economic conditions, such as elevated interest and inflation rates, recessions, tightening of credit markets and recent or potential bank failures;
•developments relating to our reduction in force and other streamlining measures announced in 2023 and 2024; and
•other risks and uncertainties described in these risk factors.

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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which implemented, among other changes, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. Additionally, U.S. and international tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state net operating loss carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards, even if we attain profitability.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $189.1 million, of which $17.7 million expires beginning in 2033 and $171.4 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $199.0 million which are set to begin expiring in 2030. As of December 31, 2023, the Company had federal and California research and development tax credit carryforwards of $15.3 million and $9.9 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Our ability to utilize some or all of our net operating loss carryforwards could be limited in the future as a result of tax reform legislation, including as further described under

“Risk Factors—“The enactment of tax reform legislation and differences in interpretation of tax laws and regulations could adversely impact our financial position and results of operations.”

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

Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance, excluding Corporate Financing, divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facility, collateralized by unsecured personal loans and secured personal loans that replaced the VFN facility. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing	Asset-backed revolving debt facilities, including (1) the PLW facility that is collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Letter Agreement, dated April 19, 2024, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	4/22/2024
10.2*	Eleventh Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of April 30, 2024.					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

* Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2024	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)