Form 10-Q
period 2024-09-30
Oportun Financial Corp
filed 2024-11-12
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of November 5, 2024 was 35,971,037.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$71,838	$91,187
Restricted cash	156,699	114,829
Loans receivable at fair value	2,728,515	2,962,352
Credit cards receivable held for sale	52,581	—
Capitalized software and other intangibles, net	92,045	114,735
Right of use assets - operating	9,666	21,105
Other assets	139,954	107,680
Total assets	$3,251,298	$3,411,888

Liabilities and stockholders' equity
Liabilities
Secured financing	$125,393	$289,951
Asset-backed notes at fair value	1,386,695	1,780,005
Asset-backed borrowings at amortized cost	1,109,370	581,468
Acquisition and corporate financing	215,697	258,746
Lease liabilities	19,728	28,376
Other liabilities	66,859	68,938
Total liabilities	2,923,742	3,007,484
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2024 and December 31, 2023; 36,243,060 shares issued and 35,971,037 shares outstanding at September 30, 2024; 34,741,076 shares issued and 34,469,053 shares outstanding at December 31, 2023	7	7
Common stock, additional paid-in capital	595,127	584,555
Accumulated deficit	(261,269)	(173,849)
Treasury stock at cost, 272,023 shares at September 30, 2024 and December 31, 2023	(6,309)	(6,309)
Total stockholders’ equity	327,556	404,404
Total liabilities and stockholders' equity	$3,251,298	$3,411,888
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Interest income	$230,044	$243,258	$692,007	$721,340
Non-interest income	19,907	24,962	58,822	72,955
Total revenue	249,951	268,220	750,829	794,295
Less:
Interest expense	55,749	46,965	164,458	127,410
Net decrease in fair value	(131,585)	(136,119)	(384,554)	(458,319)
Net revenue	62,617	85,136	201,817	208,566

Operating expenses:
Technology and facilities	40,561	52,663	128,291	164,653
Sales and marketing	17,403	18,852	49,664	57,229
Personnel	21,038	28,647	67,462	96,727
Outsourcing and professional fees	10,088	10,482	28,704	34,184
General, administrative and other	12,991	11,862	46,784	52,147
Total operating expenses	102,081	122,506	320,905	404,940

Income (loss) before taxes	(39,464)	(37,370)	(119,088)	(196,374)
Income tax benefit	(9,508)	(16,232)	(31,668)	(58,247)
Net loss	$(29,956)	$(21,138)	$(87,420)	$(138,127)

Net income (loss) attributable to common stockholders	$(29,956)	$(21,138)	$(87,420)	$(138,127)

Share data:
Earnings (loss) per share:
Basic	$(0.75)	$(0.55)	$(2.21)	$(3.80)
Diluted	$(0.75)	$(0.55)	$(2.21)	$(3.80)
Weighted average common shares outstanding:
Basic	39,964,322	38,283,071	39,562,204	36,333,570
Diluted	39,964,322	38,283,071	39,562,204	36,333,570
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2024
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2024	4,193,453	$19,431	34,469,053	$7	$565,124	$(173,849)	$(6,309)	$404,404
Stock-based compensation expense	—	—	—	—	4,239	—	—	4,239
Vesting of restricted stock units, net of shares withheld	—	—	1,120,201	—	(232)	—	—	(232)
Net loss	—	—	—	—	—	(26,439)	—	(26,439)
Balance – March 31, 2024	4,193,453	$19,431	35,589,254	$7	$569,131	$(200,288)	$(6,309)	$381,972

Stock-based compensation expense	—	—	—	—	3,169	—	—	3,169
Vesting of restricted stock units, net of shares withheld	—	—	133,467	—	—	—	—	—
Net loss	—	—	—	—	—	(31,025)	—	(31,025)
Balance – June 30, 2024	4,193,453	$19,431	35,722,721	$7	$572,300	$(231,313)	$(6,309)	$354,116

Stock-based compensation expense	—	—	—	—	3,436	—	—	3,436
Vesting of restricted stock units, net of shares withheld	—	—	248,316	—	(40)	—	—	(40)
Net loss	—	—	—	—	—	(29,956)	—	(29,956)
Balance – September 30, 2024	4,193,453	$19,431	35,971,037	$7	$575,696	$(261,269)	$(6,309)	$327,556

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2023
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2023	—	$—	33,354,607	$7	$547,799	$6,102	$(6,309)	$547,599
Stock-based compensation expense	—	—	—	—	5,329	—	—	5,329
Vesting of restricted stock units, net of shares withheld	—	—	529,739	—	(1,364)	—	—	(1,364)
Issuance of warrants to purchase common stock in connection with debt financing	2,096,727	6,672	—	—	—	—	—	6,672
Net loss	—	—	—	—	—	(102,090)	—	(102,090)
Balance – March 31, 2023	2,096,727	$6,672	33,884,346	$7	$551,764	$(95,988)	$(6,309)	$456,146

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	26,458	—	(95)	—	—	(95)
Stock-based compensation expense	—	—	—	—	4,754	—	—	4,754
Vesting of restricted stock units, net of shares withheld	—	—	116,539	—	(267)	—	—	(267)
Issuance of warrants to purchase common stock in connection with debt financing	2,096,726	12,759	—	—	—	—	—	12,759
Net loss	—	—	—	—	—	(14,899)	—	(14,899)
Balance – June 30, 2023	4,193,453	$19,431	34,027,343	$7	$556,156	$(110,887)	$(6,309)	$458,398

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	10,856	—	49	—	—	49
Stock-based compensation expense	—	—	—	—	4,706	—	—	4,706
Vesting of restricted stock units, net of shares withheld	—	—	191,973	—	(652)	—	—	(652)
Net loss	—	—	—	—	—	(21,138)	—	(21,138)
Balance – September 30, 2023	4,193,453	$19,431	34,230,172	$7	$560,259	$(132,025)	$(6,309)	$441,363

See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(87,420)	$(138,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,677	41,102
Fair value adjustment, net	384,554	458,319
Origination fees for loans receivable at fair value, net	(12,610)	(19,348)
Gain on loan sales	(4,266)	(6,140)
Stock-based compensation expense	10,141	13,709
Other, net	(19,980)	(41,344)
Originations of loans sold and held for sale	(82,984)	(41,562)
Proceeds from sale of loans	87,297	47,128
Changes in operating assets and liabilities	(12,332)	(27,283)
Net cash provided by operating activities	302,077	286,454
Cash flows from investing activities
Originations and purchases of loans held for investment	(1,104,309)	(1,179,886)
Proceeds from loan sales originated as held for investment	2,840	2,758
Repayments of loan principal	977,891	1,014,147
Capitalization of system development costs	(13,129)	(25,180)
Other, net	(555)	(1,207)
Net cash used in investing activities	(137,262)	(189,368)
Cash flows from financing activities
Borrowings under secured financing	278,266	185,100
Repayments of secured financing	(440,494)	(80,581)
Repayments of asset-backed notes at fair value	(456,923)	(505,778)
Borrowings under asset-backed borrowings at amortized cost	767,313	257,639
Repayments of asset-backed borrowings at amortized cost	(231,580)	(9,839)
Borrowings under acquisition and corporate financing	—	73,355
Repayments of acquisition and corporate financing	(51,442)	(17,275)
Payments of deferred financing costs	(7,162)	(1,550)
Net payments related to stock-based activities	(272)	(2,329)
Net cash used in financing activities	(142,294)	(101,258)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,521	(4,172)
Cash and cash equivalents and restricted cash, beginning of period	206,016	203,817
Cash and cash equivalents and restricted cash, end of period	$228,537	$199,645

Supplemental disclosure of cash flow information
Cash and cash equivalents	$71,838	$81,886
Restricted cash	156,699	117,759
Total cash and cash equivalents and restricted cash	$228,537	$199,645

Cash paid for income taxes, net of refunds	$556	$1,420
Cash paid for interest	$160,492	$126,724
Cash paid for amounts included in the measurement of operating lease liabilities	$9,601	$10,772
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$(5,589)	$1,382
Non-cash investments in capitalized assets	$1,108	$100
Non-cash financing activities	$29,144	$19,431
See Notes to the Condensed Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun" or the "Company") is a mission driven financial services company that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of products powered by A.I., offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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

Recently Adopted Accounting Standards

None.

Accounting Standards to be Adopted

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires entities to disclose in their rate reconciliation table additional categories or information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold and requires annual disclosure of income taxes paid to be disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. While early adoption is permitted, the Company will adopt the standard, effective January 1, 2025. The Company has evaluated the effect of the new guidance and determined the ASU expands tax disclosures but it will not have a material impact on the consolidated financial statements.

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net loss	$(29,956)	$(21,138)	$(87,420)	$(138,127)
Net income (loss) attributable to common stockholders	$(29,956)	$(21,138)	$(87,420)	$(138,127)

Basic weighted-average common shares outstanding	39,964,322	38,283,071	39,562,204	36,333,570
Weighted average effect of dilutive securities:
Diluted weighted-average common shares outstanding	39,964,322	38,283,071	39,562,204	36,333,570

Earnings (loss) per share:
Basic	$(0.75)	$(0.55)	$(2.21)	$(3.80)
Diluted	$(0.75)	$(0.55)	$(2.21)	$(3.80)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	2,014,626	2,832,953	2,301,996	3,052,422
Restricted stock units	4,904,183	3,438,484	4,196,294	3,707,561
Total anti-dilutive common share equivalents	6,918,809	6,271,437	6,498,290	6,759,983

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2024	2023
Consolidated VIE assets
Restricted cash	$131,130	$91,466
Loans receivable at fair value	2,129,045	2,539,186
Total VIE assets	2,260,175	2,630,652
Consolidated VIE liabilities
Secured financing (1)	128,722	290,949
Asset-backed notes at fair value	1,386,695	1,780,005
Asset-backed borrowings at amortized cost	534,920	195,057
Acquisition financing (1)	22,896	57,237
Total VIE liabilities	$2,073,233	$2,323,248
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

The originations of loans sold and held for sale during the three months ended September 30, 2024 was $32.3 million and the Company recorded a gain on sale of $0.7 million and servicing revenue of $1.6 million. The originations of loans sold and held for sale during the three months ended September 30, 2023 was $15.9 million. The gain on sale recorded during the three months ended September 30, 2023 was $2.4 million. Servicing revenue during the same time period was $2.2 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2024 was $83.0 million and the Company recorded a gain on sale of $4.3 million and servicing revenue of $4.8 million. The originations of loans sold and held for sale during the nine months ended September 30, 2023 was $41.6 million. The gain on sale recorded during the nine months ended September 30, 2023 was $6.1 million. Servicing revenue during the same time period was $7.7 million.

Oportun® Visa® Credit Card - On June 21, 2024, the Company entered into a nonbinding letter of intent with a third-party to sell the credit cards receivable portfolio originated under the Company's credit card program. Following the execution of the nonbinding letter of intent, the portfolio was considered to be held for sale and is presented within credit cards receivable held for sale on the Condensed Consolidated Balance Sheet (Unaudited). The Company has elected the fair value option for the credit card portfolio and, as a result, the Company recorded a net decrease in fair value of $36.2 million associated with the terms contained within the nonbinding letter of intent. On September 24, 2024, the Company entered into a definitive agreement to sell its credit cards receivable portfolio.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Capitalized software, net:
System development costs	$172,772	$158,577
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(150,930)	(119,810)
Total capitalized software, net	$70,342	$87,267

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended September 30, 2024 and 2023 was $10.8 million and $10.8 million, respectively. System development costs capitalized in the three months ended September 30, 2024 and 2023 were $5.0 million and $7.0 million, respectively.

Amortization of system development costs and acquired developed technology for the nine months ended September 30, 2024 and 2023 was $31.1 million and $31.6 million, respectively. System development costs capitalized in the nine months ended September 30, 2024 and 2023 were $14.2 million and $25.3 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. (“Digit”) on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(21,423)	(15,658)
Total intangible assets, net	$21,703	$27,468

Amortization of intangible assets for the three months ended September 30, 2024 and 2023 was $1.9 million and $1.9 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2024 and 2023 was $5.8 million and $5.5 million, respectively. On March 8, 2023, the Company revealed its rebranding of Oportun and Digit as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark.

Expected future amortization expense for intangible assets as of September 30, 2024 is as follows:

(in thousands)	Fiscal Years
2024 (remaining three months)	$1,773
2025	4,929
2026	4,929
2027	4,929
2028	4,780
2029	—
Thereafter	—
Total	$21,340

7.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Fixed assets
Total fixed assets	$42,436	$48,944
Less: Accumulated depreciation	(38,547)	(41,953)
Total fixed assets, net	$3,889	$6,991

Other Assets
Prepaid expenses	$11,967	$15,758
Deferred tax assets, net	81,830	48,123
Current tax assets	3,619	4,731
Receivable from banking partner	4,922	4,050
Derivative asset	12,732	9,307
Other	20,995	18,720
Total other assets	$139,954	$107,680

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended September 30, 2024 and 2023 was $0.8 million and $0.9 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $2.8 million, and $3.2 million, respectively.

During the second quarter of 2024, the Company recognized an impairment of the right-of-use asset related to the leased office space in San Carlos, California due to a significant decrease in observed market rents for commercial office space, and the inability to find a sub-lessee given the remaining lease term and market conditions. As a result, the Company disposed of all related fixed assets of $3.7 million and related accumulated depreciation of $3.5 million resulting in a loss on disposal of $0.2 million.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				September 30, 2024	December 31, 2023
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$60,000	December 1, 2024	Adjusted SOFR + 3.41%	$53,223	$68,409
Oportun PLW Trust (2)	306,452	September 1, 2026	Term SOFR + 3.40%	4,710	221,542
Oportun PLW II Trust	245,200	August 1, 2027	Term SOFR + 3.08%	67,460	—
Total secured financing	$611,652			$125,393	$289,951
(1) As of December 31, 2023, the facility amount of the Secured Financing - CCW facility (Oportun CCW Trust) was $100.0 million.
(2) As of December 31, 2023, the facility amount of the Secured Financing - PLW facility (Oportun PLW Trust) was $600.0 million and the interest rate was adjusted SOFR plus 2.17%.

CCW Warehouse Facility

On January 31, 2024, the Company entered into an amendment to the Credit Card Warehouse facility to reduce the commitment amount from $100.0 million to $80.0 million and adjusted the minimum payment rate requirement, advance rate.

On September 24, 2024, the Company entered into an amendment to the Credit Card Warehouse facility to reduce the commitment amount from $80.0 million to $60.0 million and adjusted the minimum payment rate requirement for the months of September and October 2024 from 8.60% to 8.00%.

PLW Facility

On August 29, 2024, the Company (Oportun PLW Trust) entered into the Seventh Amendment to the PLW facility (the “PLW Facility”) to modify certain terms of the loan and security agreement to reduce the number of lenders thereunder and to extend the PLW Facility Termination Date until October 8, 2024, during which time no draws were available, and no unused fees accrued.

On September 20, 2024, the Company entered into an amendment to the loan and security agreement and other related documents (the “Master Amendment”) under the PLW Facility. Following the Master Amendment, the PLW Facility has a two-year term and a borrowing capacity of $306.45 million. Borrowings under the PLW Facility loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.40% and the advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

PLW II Facility

On August 5, 2024, in connection with the closing of a new warehouse facility (the “PLW II Facility”), Oportun PLW II Trust, entered into a loan and security agreement with certain lenders from time to time party thereto, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Facility has a three year term and a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes at fair value:

	September 30, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$72,982	$83,284	10.86%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	56,595	65,372	10.40%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	324,055	343,150	5.53%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	483,332	519,381	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	371,047	398,159	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	78,684	89,564	1.79%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,386,695	$1,498,910

	December 31, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$145,732	$165,079	9.34%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	135,825	156,027	8.46%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	390,755	415,448	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	459,212	519,612	2.47%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	466,317	519,115	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	182,164	200,758	1.78%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	—	—	—%	3 years
Total asset-backed notes recorded at fair value	$2,754,412	$2,834,687	$1,780,005	$1,976,039
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of September 30, 2024. The weighted average interest rate for Series 2022-A, Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2021-A ended on March 1, 2023, Series 2021-B ended on May 1, 2024, and Series 2022-A ended on June 1, 2024. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's Asset-backed borrowings at amortized cost:

	September 30, 2024		December 31, 2023
	Balance		Balance
Asset-backed borrowings at amortized cost	Pledged Asset (1)	Associated Liability	Pledged Asset (1)	Associated Liability
(in thousands)
Oportun Issuance Trust 2024-2	$223,250	$221,843	$—	$—
Oportun Issuance Trust 2024-1	118,020	117,430	—	—
Oportun CL Trust 2023-A	197,390	195,647	197,390	195,057
Other Asset Backed Borrowings	570,801	574,450	382,712	386,411
Total asset-backed borrowings recorded at amortized cost:	$1,109,461	$1,109,370	$580,102	$581,468
(1) The amount of pledged assets is recognized within the Loans Receivable at Fair Value on the Consolidated Balance Sheet.

On August 29, 2024, the Company announced the issuance of $223.3 million of series 2024-2 fixed-rate asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the "2024-2 Securitization"). The 2024-2 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.22% per annum and weighted average coupon of 8.07% per annum.

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

Acquisition and Corporate Financing

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				September 30, 2024	December 31, 2023
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation (1)	$150,000	September 14, 2026	SOFR (minimum of 0.00%) + 12.00%	$193,791	$204,100
Oportun RF, LLC (2)	116,000	January 10, 2025	SOFR (minimum of 0.00%) + 11.00%	21,906	54,646
Total acquisition and corporate financings	$266,000			$215,697	$258,746
(1) The Corporate Financing facility (Oportun Financial Corporation) was amended and upsized by $75.0 million on March 10, 2023.
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

See Note 10, Stockholders' Equity for additional information on the Warrants.

As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accounts payable	$4,522	$5,288
Accrued compensation	8,153	15,359
Accrued expenses	24,022	24,791
Accrued interest	10,621	8,415
Amount due to whole loan buyer	8,751	4,169
Current tax liabilities	7,872	7,139
Other	2,918	3,777
Total other liabilities	$66,859	$68,938

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2024 or December 31, 2023.

Common Stock - As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2024, 36,243,060 and 35,971,037 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2023, 34,741,076 and 34,469,053 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

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

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Technology and facilities	$714	$1,158	$2,642	$3,366
Sales and marketing	38	19	91	62
Personnel	2,465	3,185	7,408	10,281
Total stock-based compensation (1)	$3,217	$4,362	$10,141	$13,709
(1) Amounts shown are net of $0.2 million and $0.7 million of capitalized stock-based compensation for the three and nine months ended September 30, 2024, respectively, and net of $0.3 million and $1.1 million of capitalized stock-based compensation for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, and December 31, 2023, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $1.2 million and $2.6 million, respectively, which will be recognized over a weighted-average vesting period of approximately 1.5 years and 1.9 years, respectively. As of September 30, 2024 and December 31, 2023, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $16.3 million and $24.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.0 years and 2.1 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $2.8 million and $3.8 million of income tax benefit in its consolidated statement of operations related to stock-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $0.4 million and $2.2 million for the three and nine months ended September 30, 2024, respectively. The total income tax expense recognized in the income statement for share-based compensation exercises was $0.4 million and $3.0 million for the three and nine months ended September 30, 2023, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income
Interest on loans	$226,199	$238,824	$680,124	$707,052
Fees on loans	3,845	4,434	11,883	14,288
Total interest income	230,044	243,258	692,007	721,340

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Non-interest income
Servicing fees	$3,440	$3,809	$10,312	$11,033
Subscription revenue	6,346	6,233	18,302	19,412
Interest on member accounts	5,707	5,227	19,403	16,656
Gain on loan sales and other	4,414	9,693	10,805	25,854
Total non-interest income	$19,907	$24,962	$58,822	$72,955

13.	Income Taxes

For the three and nine months ended September 30, 2024 and 2023, the Company calculated its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and nine months ended September 30, 2024, the Company recorded income tax benefit of $9.5 million and $31.7 million, respectively, related to continuing operations, representing an effective tax rate of 24.1% and 26.6%, respectively. Income tax benefit for the three and nine months ended September 30, 2023 was $16.2 million and $58.2 million, representing an effective income tax rate of 43.4% and 29.7%, respectively.

Income tax benefit decreased by $6.7 million or 41%, from $16.2 million for the three months ended September 30, 2023 to $9.5 million benefit for the three months ended September 30, 2024, primarily as a result of the discrete tax impacts of unrecognized tax benefits and return to provision adjustments for the three months ended September 30, 2023. Income tax benefit decreased by $26.6 million or 46%, from $58.2 million for the nine months ended September 30, 2023 to $31.7 million for the nine months ended September 30, 2024, primarily as a result of having a lower pretax loss for the nine months ended September 30, 2024. The Company's effective tax rates for the three and nine months ended September 30, 2024 and 2023 differ from the statutory tax rates primarily due to the impacts of the research and development tax credit, and stock-based compensation.

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

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2024		December 31, 2023
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,677,885	$2,728,515	$2,824,342	$2,853,186
Loans receivable - credit cards	—	—	111,145	109,166
Total Loans Receivable at Fair Value	$2,677,885	$2,728,515	$2,935,487	$2,962,352
Credit cards receivable held for sale	84,980	52,581	—	—
Liabilities
Asset-backed notes	1,417,483	1,386,695	1,874,406	1,780,005

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of September 30, 2024, consists of $2,572.7 million of unsecured personal loans receivable and $155.8 million of secured personal loans receivable.

	September 30, 2024			December 31, 2023
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	8.68%	52.90%	11.94%	6.87%	51.00%	11.80%
Remaining cumulative prepayments (1)	0.00%	35.66%	25.53%	0.00%	28.17%	23.83%
Average life (years)	0.10	1.71	1.11	0.18	1.37	1.01
Discount rate	8.33%	8.33%	8.33%	10.10%	10.10%	10.10%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the nine months ended September 30, 2024 and 2023. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

	September 30, 2024	December 31, 2023
Credit Cards Receivables	Range (2)	Range
Remaining cumulative charge-offs (1)	N/A	20.16%
Principal payment rate (1)	N/A	7.06%
Average life (years)	N/A	1.00
Discount rate	N/A	10.20%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) On September 24, 2024, the Company entered into a definitive agreement to sell its credit cards receivable portfolio to a third-party credit card marketer and servicer. As of September 30, 2024, the Company determined the fair value of the credit cards receivable portfolio based on the terms outlined in the definitive agreement signed September 24, 2024.

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of September 30, 2024 and December 31, 2023, were $12.7 million and $9.3 million, respectively. The underlying cash flows as of September 30, 2024 and December 31, 2023, were $16.1 million and $12.2 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	September 30, 2024			December 31, 2023
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	1.62%	34.28%	11.32%	1.09%	30.38%	10.56%
Remaining cumulative prepayments	1.47%	44.61%	22.13%	0.01%	3.89%	0.92%
Average life (years)	0.43	2.29	1.70	0.36	2.00	1.64
Discount rate	17.09%	17.09%	17.09%	17.00%	17.00%	17.00%

On September 24, 2024, the Company signed a definitive agreement to sell the credit cards receivable portfolio originated under the Company's Credit Card program. Following the decision to sell the credit cards receivable portfolio the Company used the agreed upon sale price to determine the fair value. Prior to this decision, the Company used historical data to derive assumptions about certain loan portfolio characteristics such as principal payment rates, interest yields and fee yields. Similar to the model used for personal loans receivable, the Company engaged a third party to create an independent fair value estimate, which provides a range of fair values that are compared for reasonableness.

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance – beginning of period	$2,714,410	$3,015,981	$2,962,352	$3,175,449
Principal disbursements	687,386	722,426	1,949,588	2,120,110
Principal and interest payments from members	(553,428)	(623,738)	(1,741,425)	(1,840,564)
Other loan sales	(14,164)	(32,471)	(68,255)	(127,059)
Gross charge-offs	(98,459)	(103,348)	(303,041)	(325,953)
Credit card receivables reclassified as held for sale	—	—	(55,720)	—
Net increase (decrease) in fair value	(7,230)	(8,971)	(14,984)	(32,104)
Balance – end of period	$2,728,515	$2,969,879	$2,728,515	$2,969,879

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$71,838	$71,838	$71,838	$—	$—
Restricted cash	156,699	156,699	156,699	—	—
Liabilities
Accounts payable	4,522	4,522	4,522	—	—
Secured financing (Note 8)	128,722	126,972	—	126,972	—
Asset-backed borrowings at amortized cost (Note 8)	1,109,461	1,119,562	—	548,761	570,801
Acquisition and corporate financing (Note 8)	234,222	230,772	—	230,772	—

	December 31, 2023
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$91,187	$91,187	$91,187	$—	$—
Restricted cash	114,829	114,829	114,829	—	—
Liabilities
Accounts payable	5,288	5,288	5,288	—	—
Secured financing (Note 8)	290,949	285,231	—	285,231	—
Asset-backed borrowings at amortized cost (Note 8)(1)	580,101	580,101	—	—	580,101
Acquisition and corporate financing (Note 8)	285,682	286,865	—	286,865	—
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
There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of less than 7 years.

During the second quarter of 2024, the Company recognized an impairment of the right-of-use asset related to the leased office space in San Carlos, California of $6.2 million due to a significant decrease in observed market rents for commercial office space, and the inability to find sub-

lessee given the remaining lease term and market conditions. The impairment charges were recognized in General, administrative and other in the Consolidated Statements of Operations.

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

As of September 30, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024 (remaining three months)	$3,117
2025	11,329
2026	5,319
2027	2,107
2028	796
2029	247
Thereafter	95
Total lease payments	23,010
Imputed interest	(1,947)
Total leases	$21,063

Sublease income
2024 (remaining three months)	$(145)
2025	(587)
2026	(605)
2027	(153)
2028 and thereafter	—
Total lease payments	(1,490)
Imputed interest	155
Total sublease income	$(1,335)

Net lease liabilities	$19,728
Weighted average remaining lease term	2.4 years
Weighted average discount rate	4.98%

As of December 31, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024	12,786
2025	10,851
2026	4,700
2027	1,661
2028	435
2029	40
Thereafter	—
Total lease payments	30,473
Imputed interest	(2,097)
Total leases	$28,376

Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.72%

Rental expenses under operating leases for the three and nine months ended September 30, 2024, were $2.6 million, and $9.8 million, respectively, and for the three and nine months ended September 30, 2023, were $4.3 million, and $13.4 million, respectively.
Purchase Commitments ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $11.0 million for the remainder of 2024, $33.4 million in 2025, $17.7 million in 2026, $2.1 million in 2027 and $0.0 million in 2028.

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

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at September 30, 2024 and December 31, 2023 were $27.2 million and $32.9 million, respectively. WebBank has a direct obligation to borrowers to fund such credit card commitments subject to the respective account agreements with such borrowers; however, pursuant to the Receivables Purchase Agreement between WebBank and Oportun, Inc., the Company has the obligation to purchase receivables from WebBank representing these unfunded amounts.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of September 30, 2024, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $3.8 million, consisting of $1.2 million of value-added tax and $2.6 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company agreed to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, we amended the agreement to extend the term and revised the commitment amount to sell $370.9 million of personal loan originations in aggregate through October 2024. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three and nine months ended September 30, 2024 the Company transferred loans receivable totaling $75.1 million and $145.7 million, respectively. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

For the three months ended September 30, 2024 and 2023 the Company recorded interest expense of $10.9 million and $11.3 million, respectively, related to the Corporate Financing facility. In addition, the Company recorded interest expense of $7.9 million and $3.2 million, respectively, related to the secured borrowings associated with the forward flow whole loan sale agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to transferred loans, the Company also recorded $18.9 million and $6.7 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $33.5 million and $26.7 million, respectively, related to the Corporate Financing facility. In addition, the Company recorded interest expense of $21.5 million and $3.2 million, respectively, related to the secured borrowings associated with the forward flow whole loan sale agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to the transferred loans, the Company also recorded $38.4 million and $6.9 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, loans receivable at fair value underlying the secured borrowing with Neuberger was $272.6 million and $200.8 million, respectively, The Company had Asset-backed borrowings at amortized costs of $276.6 million and corporate financing of $193.8 million due to Neuberger as of September 30, 2024 and, $201.8 million and $204.1 million, respectively, as of December 31, 2023. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Subsequent Events

Credit Cards Receivable Sale

On November 12, 2024, (the “Credit Cards Receivable Sale Closing”) the Company completed the sale of the credit cards receivable portfolio to Continental Finance, a leading U.S. credit card marketer and servicer. As a result, the Company de-recognized its Credit Card Receivables Held for Sale in exchange for cash proceeds of $51.2 million. The Company used the proceeds from the sale to pay off the Credit Card Warehouse facility.

Termination of the Card Program Agreements - In connection with the Credit Cards Receivable Sale Closing and pursuant to a program winddown agreement, the Amended and Restated Credit Card Program and Servicing Agreement, dated as of February 5, 2021, by and between the Company and WebBank, and other related documents, terminated effective November 10, 2024.

Termination of the CCW Facility - In connection with the Credit Cards Receivable Sale Closing, the Indenture Termination Date as defined in the Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of December 20, 2021 (as may from time to time have been amended, restated, or otherwise modified, the “CCW Indenture”), occurred and the CCW Indenture was terminated effective November 10, 2024.

Refinance of Corporate Financing

On October 23, 2024, the Company entered into a Credit Agreement with the Company's wholly-owned subsidiary Oportun, Inc., as borrower, certain affiliates of Castlelake and funds managed by Neuberger as lenders, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Refinancing Credit Agreement”), pursuant to which the Company will borrow $235 million of senior secured term loans (the “Term Loans”).

The funding of the Term Loans (the “Closing”) shall be subject to certain closing conditions, including the repayment of the Company's existing senior secured term loans and residual financing facility, and is conditioned upon the completion of the sale of the Company's credit cards receivable portfolio, which occurred on November 12, 2024.

The Refinancing Credit Agreement contains certain representations, warranties and covenants, as well as indemnification obligations, in respect of the Company and certain of its subsidiaries, subject to specified exceptions and qualifications contained in the Refinancing Credit Agreement.

The Term Loans will bear interest at an amount equal to 15% per year, of which 2.5% may be payable in-kind at the Company’s election. The Term Loans are scheduled to mature four years from the date of the Closing. Under the Refinancing Credit Agreement, the Company will be required to repay $12.5 million of the Term Loans on or prior to July 31, 2025 and an additional $27.5 million of the Term Loans on or prior to January 31, 2026. In addition, the Company has the flexibility to make additional prepayments of $10 million at any time, and an additional $10 million after the one-year anniversary of the Closing, in each case not subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Refinancing Credit Agreement, will be subject to a prepayment premium.

The obligations under the Refinancing Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the Term Loans, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

The Refinancing Credit Agreement contains financial covenants requiring the maintenance of minimum liquidity and a maximum adjusted EBITDA-based corporate leverage covenant, together with other customary affirmative and negative covenants, representations and warranties and events of default.

Under the Refinancing Credit Agreement, at the Closing the Company will also issue warrants (the “Warrants”), at an exercise price of $0.01 per share, to affiliates of Castlelake and Neuberger to purchase an aggregate amount of shares of the Company’s common stock equal to 9.8% of the fully-diluted shares outstanding of the Company, excluding out-of-the-money options, on a pro-forma basis for the warrants. The Company also entered into a Registration Rights Agreement with the applicable holders of the Warrants (the “Registration Rights Agreement”), which stipulates that the Company will file a registration statement with the Securities and Exchange Commission with respect to the shares underlying the Warrants.

PLW II Facility Amendment

On November 1, 2024, Oportun PLW II Trust, a subsidiary of the Company, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank and certain lenders from time to time party thereto, entered into an Amendment to the Loan and Security Agreement (the “PLW II Amendment”), and other related documents (together with the PLW II Amendment, the “Amendment”) to amend certain provisions to increase the borrowing capacity to $337.1 million. Under the Amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

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
•our ability to successfully manage and complete the refinance of our Corporate Financing;

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
•our ability to provide an attractive and comprehensive user experience through our Oportun Mobile App, and further our position as a leading financial services company;
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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 18-year lending history, we have extended more than $19.2 billion in responsible credit through more than 7.3 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of financial products, offered either directly or through partners, including lending and savings powered by A.I. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of September 30, 2024 our personal loan products are also available over the phone or through our 129 retail locations, and 500 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of September 30, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 41 months and 33.9%, respectively. The average loan size for loans we originated during the three months ended September 30, 2024 was $3,173. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of September 30, 2024, we originated unsecured personal loans in 3 states through state licenses and in 38 states through our partnership with Pathward, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended September 30, 2024 was $7,088. As of September 30, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 51 months and 30.7%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 6 states and we are in the process of expanding into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019. Credit lines on our credit cards range in size from $300 to $3,000 with an APR between 24.9% to 29.9%. The average APR of the outstanding credit card receivables was 34.1% as of September 30, 2024. The average credit line for credit cards activated during the three months ended September 30, 2024 was $1,000. On November 6, 2023, we announced that we were exploring strategic options for our credit cards receivable portfolio. On November 12, 2024, we completed the sale of the credit cards receivable portfolio.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $11.1 billion and helped our members save an average of more than $1,800 annually.

The funds in these savings accounts are owned by members of our products and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

Lending as a Service

Beyond our core direct-to-consumer lending business, we leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations (with both DolEx Dollar Express, Inc. and Barri Financial Group now consolidated into a single company “DolFinTech”). We recently re-launched our Lending as a Service program with a new streamlined Lead Generation program through which DolFinTech provides us with information for potential members and we are able to offer loans through our existing channels by phone, online, or in our retail locations. In addition, we recently announced a collaboration with Western Union. As part of these programs, Oportun originates, underwrites, and services the loan. We believe we will be able to offer our Lending as a Service Lead Generation program to additional partners with a much faster lead-to-market time while expanding our membership base with a true Oportun service experience.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense for up to three years. Over the past ten years, we have executed 22 bond offerings in the asset-backed securities market, the last 19 of which include tranches that have been rated investment grade. We have generally issued two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. In higher interest rate environments we have also issued amortizing bonds.

Workforce Optimization and Streamlining Operations

On March 12, 2024, during our fourth quarter and full year earnings call, we announced a plan to reduce operating expenses by an additional $30 million on an annualized basis to continue to streamline efficiency and improve profitability. In connection with the plan, on May 22, 2024, we took a series of personnel and other cost saving measures inclusive of roles eliminated due to recent attrition, representing a reduction of approximately 12% of the Company’s corporate staff, which excludes retail and contact center agents. For the nine month period ended September 30, 2024, we incurred non-recurring, pre-tax charges of $2.0 million, consisting primarily of severance payments, employee benefits contributions and related costs which were recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited). No amount of additional workforce optimization expense was recorded for the three month period ended September 30, 2024.

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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023
Key Financial and Operating Metrics
Aggregate Originations	$480,155	$482,719	$1,253,136	$1,375,800
Portfolio Yield	33.2%	32.5%	33.2%	32.0%
30+ Day Delinquency Rate	5.2%	5.5%	5.2%	5.5%
Annualized Net Charge-Off Rate	11.9%	11.8%	12.1%	12.1%

Other Metrics
Managed Principal Balance at End of Period	$3,011,804	$3,231,001	$3,011,804	$3,231,001
Owned Principal Balance at End of Period	$2,732,210	$2,927,916	$2,732,210	$2,927,916
Average Daily Principal Balance	$2,755,495	$2,967,730	$2,784,163	$3,010,139
See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $480.2 million for the three months ended September 30, 2024 from $482.7 million for the three months ended September 30, 2023, representing a 0.5% decrease. The decrease is primarily driven by a reduction in average loan size from $3,975 to $3,244 for the three months ended September 30, 2023 and September 30, 2024, respectively, which was partially offset by a 26,591 increase in the number of loans originated. We originated 148,022 and 121,431 loans for the three months ended September 30, 2024 and 2023, respectively.

Aggregate Originations decreased to $1,253.1 million for the nine months ended September 30, 2024 from $1,375.8 million for the nine months ended September 30, 2023, representing an 8.9% decrease. The decrease is primarily driven by a reduction in average loan size from $4,053 to $3,302 for the nine months ended September 30, 2023 and September 30, 2024, respectively, which was partially offset by a 40,026 increase in the number of loans originated. We originated 379,519 and 339,493 loans for the nine months ended September 30, 2024 and 2023, respectively.

Portfolio Yield

Portfolio yield increased to 33.2% for the three months ended September 30, 2024, from 32.5% for the three months ended September 30, 2023, and increased to 33.2% for the nine months ended September 30, 2024, from 32.0% for the nine months ended September 30, 2023, primarily attributable to higher origination fees on loans originated through our bank partnership.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 5.2% and 5.5% as of September 30, 2024 and 2023, respectively. The decrease was primarily due to improved credit quality as a result of our 2023 efforts to tighten credit standards throughout the second half of 2023 after significantly tightening underwriting standards in 2022.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended September 30, 2024 and 2023 was 11.9% and 11.8%, respectively. The increase is primarily driven by a decrease in our Average Daily Principal balance by $212.2 million from $3.0 billion to $2.8 billion for the three months ended September 30, 2023 and September 30, 2024, respectively, partially offset by a $5.6 million decrease in Net Charge-offs. Annualized Net Charge-Off Rate for the nine months ended September 30, 2024 and 2023 was relatively flat to 12.1%, a 6 basis points improvement. While the Annualized Net Charge-off Rate increased for the three months ended September 30, 2024 and was flat for the nine months ended September 30, 2024, actual net charge-offs decreased by $5.6 million and $21.5 million, respectively. This improvement was a result of significantly tightening underwriting standards in the second half of 2022 and continued 2023 efforts to tighten credit standards throughout the second half of 2023. Beginning in July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses going forward.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. Even in 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the three months ended September 30, 2024 and 2023 was 11.9% and 11.8%, respectively. The increase is primarily driven by a decrease in our Average Daily Principal balance by $212.2 million from $3.0 billion to $2.8 billion for the three months ended September 30, 2023 and September 30, 2024, respectively, partially offset by a $5.6 million decrease in Net Charge-offs. Annualized Net Charge-Off Rate for the nine months ended September 30, 2024 and 2023 was relatively flat to 12.1%, a 6 basis points improvement. This improvement was primarily due to a $21.5 million decrease in Net Charge-offs. For the nine months ended September 30, 2024, the back book continued to season and made-up 30% of gross charge-offs while only making up approximately 8% of the loans receivable (excluding credit cards). We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charge-off a credit card account at the earlier of when the account is determined to be uncollectible or when it is 180 days contractually past due.
*Numbers shown reflect year-to-date amounts for the nine months ended September 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2024 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2014, excluding loans originated from July 2017 to August 2020 and from December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members in the third quarter of 2022 and reduced significantly in the second half of 2022. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. In the second half of 2023 we did further tightening and shortened average term length which resulted in stronger performance of the 2023 vintages in the second half of the year as compared to the 2022 vintages for the same period. Due to macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel, and rent that are also putting pressure on our members. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Dollar weighted average original term for vintage in months	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2
Net lifetime loan losses as of September 30, 2024 as a percentage of original principal balance	6.1%	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%	17.5%*	17.0%*	3.9%*
Outstanding principal balance as of September 30, 2024 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	0.1%	0.5%	5.6%	30.4%	70.6%
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023
Revenue
Interest income	$230,044	$243,258	$692,007	$721,340
Non-interest income	19,907	24,962	58,822	72,955
Total revenue	249,951	268,220	750,829	794,295
Less:
Interest expense	55,749	46,965	164,458	127,410
Total net decrease in fair value	(131,585)	(136,119)	(384,554)	(458,319)
Net revenue	62,617	85,136	201,817	208,566
Operating expenses:
Technology and facilities	40,561	52,663	128,291	164,653
Sales and marketing	17,403	18,852	49,664	57,229
Personnel	21,038	28,647	67,462	96,727
Outsourcing and professional fees	10,088	10,482	28,704	34,184
General, administrative and other	12,991	11,862	46,784	52,147
Total operating expenses	102,081	122,506	320,905	404,940
Income before taxes	(39,464)	(37,370)	(119,088)	(196,374)
Income tax benefit	(9,508)	(16,232)	(31,668)	(58,247)
Net loss	$(29,956)	$(21,138)	$(87,420)	$(138,127)

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue
Interest income	$230,044	$243,258	$(13,214)	(5.4)%	$692,007	$721,340	$(29,333)	(4.1)%
Non-interest income	19,907	24,962	(5,055)	(20.3)%	58,822	72,955	(14,133)	(19.4)%
Total revenue	$249,951	$268,220	$(18,269)	(6.8)%	$750,829	$794,295	$(43,466)	(5.5)%
Percentage of total revenue:
Interest income	92.0%	90.7%			92.2%	90.8%
Non-interest income	8.0%	9.3%			7.8%	9.2%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income decreased by $13.2 million, or 5.4%, from $243.3 million for the three months ended September 30, 2023 to $230.0 million for the three months ended September 30, 2024. This decrease was primarily attributable to a decline in our Average Daily Principal Balance, which decreased from $2.97 billion for the three months ended September 30, 2023 to $2.76 billion for the three months ended September 30, 2024, a decrease of 7.2%. The decrease was partially offset by an increase in portfolio yield of 69 basis points in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Total interest income decreased by $29.3 million, or 4.1%, from $721.3 million for the nine months ended September 30, 2023 to $692.0 million for the nine months ended September 30, 2024. This decrease was primarily attributable to a decline in our Average Daily Principal Balance, which decreased from $3.01 billion for the nine months ended September 30, 2023 to $2.78 billion for the nine months ended September 30, 2024, a decrease of 7.5%. The decrease was partially offset by an increase in portfolio yield of 116 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Non-interest income. Total non-interest income decreased by $5.1 million, or 20.3%, from $25.0 million for the three months ended September 30, 2023 to $19.9 million for the three months ended September 30, 2024. This decrease is primarily due to a $2.1 million decrease in fees related to our Pathward program, a $1.8 million decrease in gain on loan sales, and a $1.7 million decrease transaction fees, servicing fees, and in subscription revenue related to our Set & Save product. These decreases were partially offset by a $0.5 million increase in interest earned on Set & Save member accounts.

Total non-interest income decreased by $14.1 million, or 19.4%, from $73.0 million for the nine months ended September 30, 2023 to $58.8 million for the nine months ended September 30, 2024. This decrease is primarily due to a $9.9 million decrease in fees related to our Pathward program, a $2.6 million decrease in credit card related and other fees, a $2.4 million decrease in subscription revenue related to our Set & Save product, and a $1.9 million decrease in gain on loan sales. These decreases were partially offset by a $2.7 million increase in interest earned on Set & Save member accounts.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Interest expense	$55,749	$46,965	$8,784	18.7%	$164,458	$127,410	$37,048	29.1%
Percentage of total revenue	22.3%	17.5%			21.9%	16.0%
Cost of Debt	7.8%	6.3%			7.7%	5.7%

Interest expense. Interest expense increased by $8.8 million, or 18.7%, from $47.0 million for the three months ended September 30, 2023 to $55.7 million for the three months ended September 30, 2024. The increase was driven by a 153 basis point increase in our Cost of Debt partially offset by a decrease to our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.96 billion for the three months ended September 30, 2023 to $2.84 billion for the three months ended September 30, 2024, a decrease of 4.2%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

Interest expense increased by $37.0 million, or 29.1%, from $127.4 million for the nine months ended September 30, 2023 to $164.5 million for the nine months ended September 30, 2024. The increase was driven by a 199 basis point increase in our Cost of Debt partially offset by a decline in our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.98 billion for the nine months ended September 30, 2023 to $2.85 billion for the nine months ended September 30, 2024, a decrease of 4.4%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$(5,355)	$(8,971)	$3,616	*	$(13,109)	$(32,104)	$18,995	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(34,581)	(14,859)	(19,722)	*	(63,614)	(76,377)	12,763	*
Fair value mark-to-market adjustment on derivatives	1,300	7,368	(6,068)	*	3,426	15,322	(11,896)	*
Total fair value mark-to-market adjustment	(38,636)	(16,462)	(22,174)	*	(73,297)	(93,159)	19,862	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(82,346)	(87,965)	5,619	*	(251,558)	(273,030)	21,472	*
Net settlements on derivative instruments	2,961	(368)	3,329	*	5,708	(4,730)	10,438	*
Fair value mark on loans sold (2)	(13,564)	(31,324)	17,760	*	(65,407)	(87,400)	21,993	*
Total net decrease in fair value	$(131,585)	$(136,119)	$4,534	*	$(384,554)	$(458,319)	$73,765	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(15.5)%	(6.1)%			(9.8)%	(11.7)%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(32.9)%	(32.8)%			(33.5)%	(34.4)%
Total net increase (decrease) in fair value	(48.4)%	(38.9)%			(43.3)%	(46.1)%
Discount rate	8.33%	11.15%			8.33%	11.15%
Remaining cumulative charge-offs	11.94%	11.93%			11.94%	11.93%
Average life in years	1.11	1.00			1.11	1.00
* Not meaningful
(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value for the three and nine months ended September 30, 2024 includes a fair value mark-to-market adjustment of $1.9 million and $(34.3) million, respectively, related to the credit cards receivable portfolio reclassified as held for sale. See Note 5, Loans Held for Sale and Loans Sold in the Notes to the Condensed Financial Statements (Unaudited) included elsewhere in this report for further information on Credit cards receivable held for sale.
(2) The fair value mark on loans sold shown for the three and nine months ended September 30, 2024 includes $(13.6) million related to the cumulative fair value mark on the loans sold in other loan sales in Q3 2024. The fair value mark on loans sold shown for the three and nine months ended September 30, 2023 includes $(31.3) million related to the cumulative fair value mark on loans sold in other loan sales in Q3 2023. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA.

Net increase (decrease) in fair value. Net decrease in fair value for the three months ended September 30, 2024 was $131.6 million. This amount represents a total fair value mark-to-market decrease of $38.6 million, and $82.3 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(5.4) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 11.57% as of June 30, 2024 to 11.94%, partially offset by (b) a decrease in the discount rate from 8.66% as of June 30, 2024 to 8.33% as of September 30, 2024. The $(34.6) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the three months ended September 30, 2024 also includes a $(13.6) million adjustment related to the fair value mark on the loans sold as part of the other loan sales for the three months ended September 30, 2024.

Net decrease in fair value for the three months ended September 30, 2023 was $136.1 million. This amount represents a total fair value mark-to-market decrease of $16.5 million, and $88.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(9.0) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 11.35% as of June 30, 2023 to 11.93% as of September 30, 2023, and (b) an increase in the discount rate from 11.10% as of June 30, 2023 to 11.15% as of September 30, 2023, partially offset by (c) an increase in the weighted average life from 0.96 years as of June 30, 2023 to 1.00 years as of September 30, 2023 . The $(14.9) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the three months ended September 30, 2023 also includes a $(31.3) million adjustment related to the fair value mark on the loans sold as part of the other loans sales for the three months ended September 30, 2023.

Net decrease in fair value for the nine months ended September 30, 2024 was $384.6 million. This amount represents a total fair value mark-to-market decrease of $73.3 million, and $251.6 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(13.1) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) $(36.2) million mark-to-market adjustment in the fair value of our credit cards receivable related to management's decision to sell the portfolio partially offset by (b) a decrease in discount rate from 10.10% as of December 31, 2023 to 8.33% as of September 30, 2024, (c) a decrease in remaining cumulative charge-offs from 12.10% as of December 31, 2023 to 11.94% as of September 30, 2024, and (d) an increase in average life from 1.01 as of December 31, 2023 to 1.11 years as of September 30, 2024. The $(63.6) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the nine months ended September 30, 2024 includes $(65.4) million in adjustments related to the fair value mark on loans sold as part of the other loan sales for the nine months ended September 30, 2024.

Net decrease in fair value for the nine months ended September 30, 2023 was $458.3 million. This amount represents a total fair value mark-to-market decrease of $93.2 million, and $273.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(32.1) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 11.93% as of September, 2023 and (b) a decrease in average life from 0.998 as of December 31, 2022 to 0.995 years as of September 30, 2023, partially offset by (c) a decrease in discount rate from 11.48% as of December 31, 2022 to 11.15% as of September 30, 2023. The $(76.4) million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the nine months ended September 30, 2023 includes $(87.4) in adjustments related to the fair value mark on loans sold as part of the other loan sales for the nine months ended September 30, 2023.

We expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Total charge-offs, net of recoveries	$82,346	$87,965	$(5,619)	(6.4)%	$251,558	$273,030	$(21,472)	(7.9)%
Average Daily Principal Balance	$2,755,495	$2,967,730	$(212,235)	(7.2)%	$2,784,163	$3,010,139	$(225,976)	(7.5)%
Annualized Net Charge-Off Rate	11.9%	11.8%			12.1%	12.1%

Charge-offs, net of recoveries. Our Annualized Net Charge-Off Rate increased to 11.9% and remained flat at 12.1% for the three and nine months ended September 30, 2024, respectively, from 11.8% and 12.1% for the three and nine months ended September 30, 2023, respectively. When measured in dollars, net charge-offs decreased by $5.6 million and $21.5 million for the three and nine months ended September 30, 2024, respectively. Net charge-offs for the three and nine months ended September 30, 2024 decreased primarily due to our efforts to tighten our credit underwriting standards and focus lending towards existing and returning members to improve credit outcomes. As the average life of our loans is approximately one year, we expect the back book to become less impactful on our losses by the end of 2024. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Technology and facilities	$40,561	$52,663	$(12,102)	(23.0)%	$128,291	$164,653	$(36,362)	(22.1)%
Percentage of total revenue	16.2%	19.6%			17.1%	20.7%

Technology and facilities. Technology and facilities expense decreased by $12.1 million, or 23.0%, from $52.7 million for the three months ended September 30, 2023 to $40.6 million for the three months ended September 30, 2024. The decrease is primarily due to a $5.0 million decrease in wages, salaries, bonus, benefits, and stock compensation expense as a result of our workforce optimization efforts that occurred in 2023 and 2024, $3.6 million decrease in service costs, $2.1 million decrease in outsourcing and professional fees, $1.8 million decrease in office rent and utilities,

$0.9 million decrease in software and depreciation. These decreases were offset by $1.2 million lower capitalization of internally developed software and other expenses.

Technology and facilities expense decreased by $36.4 million, or 22.1%, from $164.7 million for the nine months ended September 30, 2023 to $128.3 million for the nine months ended September 30, 2024. The decrease is primarily due to $20.0 million decrease in wages, salaries, bonus, benefits and stock compensation expense as a result of our workforce optimization efforts that occurred in 2023 and 2024, $7.3 million decrease in service costs, $6.5 million decrease in outsourcing and professional fees, $3.8 million decrease in office rent and utilities, $3.6 million decrease in software and depreciation. These decreases were offset by $5.2 million lower capitalization of internally developed software.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$17,403	$18,852	$(1,449)	(7.7)%	$49,664	$57,229	$(7,565)	(13.2)%
Percentage of total revenue	7.0%	7.0%			6.6%	7.2%
Customer Acquisition Cost (“CAC”)	$118	$155	$(37)	(23.9)%	$131	$169	$(38)	(22.5)%

Sales and marketing. Sales and marketing expenses to acquire our members decreased by $1.4 million, or 7.7%, from $18.9 million for the three months ended September 30, 2023 to $17.4 million for the three months ended September 30, 2024. The decrease is attributable to a $1.5 million net decrease in wages, salaries, bonus, benefits and stock compensation expense due to our streamlining operations efforts. As a result of our increase in number of loans originated during the three months ended September 30, 2024, our CAC decreased by 23.9% from $155 for the three months ended September 30, 2023 to $118 for the three months ended September 30, 2024.

Sales and marketing expenses to acquire our members decreased by $7.6 million, or 13.2%, from $57.2 million for the nine months ended September 30, 2023 to $49.7 million for the nine months ended September 30, 2024. The decrease is attributable to a $6.2 million net decrease in wages, salaries, bonus, benefits and stock compensation expense related to our streamlining operation efforts, and a $1.4 million decrease in service costs. As a result of our increase in number of loans originated during the nine months ended September 30, 2024, our CAC decreased by 22.5%% from $169 for the nine months ended September 30, 2023, to $131 for the nine months ended September 30, 2024.

We expect sales and marketing expense to be lower in 2024 compared to 2023, as we continue to optimize marketing investment allocation across channels.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Personnel	$21,038	$28,647	$(7,609)	(26.6)%	$67,462	$96,727	$(29,265)	(30.3)%
Percentage of total revenue	8.4%	10.7%			9.0%	12.2%

Personnel. Personnel expense decreased by $7.6 million, or 26.6%, from $28.6 million for the three months ended September 30, 2023 to $21.0 million for the three months ended September 30, 2024, primarily driven by our workforce optimization efforts which occurred in 2023 and 2024.

Personnel expense decreased by $29.3 million, or 30.3%, from $96.7 million for the nine months ended September 30, 2023 to $67.5 million for the nine months ended September 30, 2024, primarily driven by our workforce optimization efforts in 2023 and 2024.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Outsourcing and professional fees	$10,088	$10,482	$(394)	(3.8)%	$28,704	$34,184	$(5,480)	(16.0)%
Percentage of total revenue	4.0%	3.9%			3.8%	4.3%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $0.4 million, or 3.8%, from $10.5 million for the three months ended September 30, 2023 to $10.1 million for the three months ended September 30, 2024. The decrease is primarily attributable to $1.8 million decrease in outsourcing services and legal fees. These decreases were partially offset by a $1.4 million increase in debt recovery and court filing fees, and consulting services.

Outsourcing and professional fees decreased by $5.5 million, or 16.0%, from $34.2 million for the nine months ended September 30, 2023 to $28.7 million for the nine months ended September 30, 2024. The decrease is primarily attributable to $5.4 million decrease in outsourcing and consulting services.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
General, administrative and other	$12,991	$11,862	$1,129	9.5%	$46,784	$52,147	$(5,363)	(10.3)%
Percentage of total revenue	5.2%	4.4%			6.2%	6.6%

General, administrative and other. General, administrative and other expense increased by $1.1 million, or 9.5%, from $11.9 million for the three months ended September 30, 2023 to $13.0 million for the three months ended September 30, 2024, primarily due to $2.7 million increase related to the expected sale of the credit card portfolio, partially offset by a $1.6 million decrease in acquisition and integration related expenses.

General, administrative and other expense decreased by $5.4 million, or 10.3%, from $52.1 million for the nine months ended September 30, 2023 to $46.8 million for the nine months ended September 30, 2024, primarily due to a $12.5 million decrease related to our workforce optimization efforts and by a $4.0 million decrease in acquisition and integration related expenses. These decreases were partially offset by $6.4 million increase related to the impairment of the San Carlos office right-of-use asset and disposal of related fixed assets, a $2.7 million increase related to the expected sale of the credit card portfolio, and a $2.1 million increase due to partial debt extinguishment expense not present in the prior period and increase related to the impairment of the San Francisco office right-of-use asset.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2024 and 2023, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Income tax benefit	$(9,508)	$(16,232)	$6,724	(41.4)%	$(31,668)	$(58,247)	$26,579	45.6%
Percentage of total revenue	(3.8)%	(6.1)%			(4.2)%	(7.3)%
Effective tax rate	24.1%	43.4%			26.6%	29.7%

Income tax benefit. Income tax benefit decreased by $6.7 million or 41%, from $16.2 million for the three months ended September 30, 2023 to $9.5 million benefit for the three months ended September 30, 2024, primarily as a result of the discrete tax impacts of unrecognized tax benefits and return to provision adjustments for the three months ended September 30, 2023.

Income tax benefit decreased by $26.6 million or 46%, from $58.2 million for the nine months ended September 30, 2023 to $31.7 million for the nine months ended September 30, 2024, primarily as a result of having a lower pretax loss for the nine months ended September 30, 2024.

Valuation Allowance. As of September 30, 2024, we have $79.6 million of U.S. net deferred tax assets, of which $83.4 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

The table below reflects the application of this methodology for the seven quarters since January 1, 2023, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Sep 30, 2024	Jun 30, 2024 (1)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Weighted average portfolio yield over the remaining life of the loans	26.96%	28.42%	28.87%	29.10%	29.58%	29.85%	29.61%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	21.96%	23.42%	23.87%	24.10%	24.58%	24.85%	24.61%
Multiplied by: Weighted average life in years	1.113	1.016	1.027	1.007	0.995	0.955	0.963
Pre-loss cash flow	24.44%	23.79%	24.50%	24.26%	24.45%	23.74%	23.69%
Less: Remaining cumulative charge-offs	(11.94)%	(11.57)%	(11.92)%	(12.10)%	(11.93)%	(11.35)%	(11.72)%
Net cash flow	12.51%	12.23%	12.58%	12.16%	12.52%	12.39%	11.97%
Less: Discount rate multiplied by average life	(9.27)%	(8.80)%	(9.34)%	(10.17)%	(11.09)%	(10.61)%	(10.66)%
Gross fair value premium as a percentage of loan principal balance	3.23%	3.43%	3.24%	1.99%	1.43%	1.78%	1.31%
Discount Rate	8.33%	8.66%	9.10%	10.10%	11.15%	11.10%	11.07%
(1) On June 21, 2024, we entered into a nonbinding letter of intent with a third-party to sell the credit cards receivable portfolio and was classified as held-for-sale on June 30, 2024. On September 24, 2024, we entered into a definitive agreement to sell the credit cards receivable portfolio. As such, the credit card portfolio has been excluded from June 30, 2024 and September 30, 2024 data. All prior periods presented in the table above include the fair value components of the credit cards receivable portfolio.

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(5,355)	$(8,971)	$(13,109)	$(32,104)
Fair value mark-to-market adjustment on asset-backed notes	(34,581)	(14,859)	(63,614)	(76,377)
Fair value mark-to-market adjustment on derivatives	1,300	7,368	$3,426	$15,322
Total fair value mark-to-market adjustment	$(38,636)	$(16,462)	$(73,297)	$(93,159)
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2024	2023 (1)	2024	2023 (1)
Net income (loss)	$(29,956)	$(21,138)	$(87,420)	$(138,127)
Adjustments:
Income tax benefit	(9,508)	(16,232)	(31,668)	(58,247)
Interest on corporate financing	12,563	15,032	39,686	37,430
Depreciation and amortization	13,473	13,945	39,676	41,094
Stock-based compensation expense	3,219	4,328	10,205	13,212
Workforce optimization expenses	—	466	3,007	15,692
Other non-recurring charges	2,939	1,592	16,743	4,683
Fair value mark-to-market adjustment	38,636	16,462	73,297	93,159
Adjusted EBITDA	$31,366	$14,455	$63,526	$8,896
(1) Our calculation of Adjusted EBITDA was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and nine months ended September 30, 2023 for Adjusted EBITDA shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been $15.6 million and $(4.5) million, respectively.

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

The following table presents a reconciliation of net income to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (Loss) (in thousands)	2024	2023 (2)	2024	2023 (2)
Net income (loss)	$(29,956)	$(21,138)	$(87,420)	$(138,127)
Adjustments:
Income tax benefit	(9,508)	(16,232)	(31,668)	(58,247)
Stock-based compensation expense	3,219	4,328	10,205	13,212
Workforce optimization expenses	—	466	3,007	15,692
Other non-recurring charges	2,939	1,592	16,743	4,683
Net decrease in fair value of credit cards receivable	—	—	36,177	—
Mark-to-market adjustment on asset-backed notes	34,581	14,859	63,614	76,377
Adjusted income (loss) before taxes	1,275	(16,125)	10,658	(86,410)
Normalized income tax expense	344	(4,354)	2,878	(23,331)
Adjusted Net Income (Loss)	$931	$(11,771)	$7,780	$(63,079)
Income tax rate (1)	27.0%	27.0%	27.0%	27.0%
(1) Income tax rate for the three and nine months ended September 30, 2024 and 2023 is based on a normalized statutory rate.
(2) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and nine months ended September 30, 2023 for Adjusted Net Income (Loss) shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been $(17.6) million and $(103.5) million, respectively.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023 (1)	2024	2023 (1)
Diluted earnings (loss) per share	$(0.75)	$(0.55)	$(2.21)	$(3.80)
Adjusted EPS
Adjusted Net Income (Loss)	$931	$(11,771)	$7,780	$(63,079)

Basic weighted-average common shares outstanding	39,964,322	38,283,071	39,562,204	36,333,570
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	267,148	—	390,785	—
Diluted adjusted weighted-average common shares outstanding	40,231,470	38,283,071	39,952,989	36,333,570
Adjusted Earnings (Loss) Per Share	$0.02	$(0.31)	$0.19	$(1.74)
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and nine months ended September 30, 2023 for Adjusted EPS shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been $(0.46) and $(2.85), respectively.

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and nine months ended September 30, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2024	2023 (1)	2024	2023 (1)
Return on Equity	(35.0)%	(18.6)%	(31.9)%	(37.3)%
Adjusted Return on Equity
Adjusted Net Income (Loss)	$931	$(11,771)	$7,780	$(63,079)
Average stockholders' equity	$340,836	$449,881	$365,980	$494,481
Adjusted Return on Equity	1.1%	(10.4)%	2.8%	(17.1)%
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and nine months ended September 30, 2023 for Adjusted Return on Equity shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been (15.5)% and (28.0)%, respectively.

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

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three and nine months ended September 30, 2024 and 2023:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2024	2023 (1)	2024	2023 (1)
Operating Efficiency	40.8%	45.7%	42.7%	51.0%
Adjusted Operating Efficiency
Total revenue	249,951	268,220	750,829	794,295
Total operating expense	102,081	122,506	320,905	404,940
Stock-based compensation expense	(3,219)	(4,328)	(10,205)	(13,212)
Workforce optimization expenses	—	(466)	(3,007)	(15,692)
Other non-recurring charges	(2,542)	(1,306)	(15,556)	(3,935)
Total adjusted operating expenses	$96,320	$116,406	$292,137	$372,101
Adjusted Operating Efficiency	38.5%	43.4%	38.9%	46.8%

Average Daily Principal Balance	$2,755,495	$2,967,730	$2,784,163	$3,010,139

Operating Expense Ratio	14.7%	16.4%	15.4%	18.0%
Adjusted Operating Expense Ratio	13.9%	15.6%	14.0%	16.5%
(1) Our calculation of Adjusted Operating Efficiency was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The values for three and nine months ended September 30, 2023 shown in the table above have been revised and presented on a comparable basis, prior to these revisions the values would have been 40.8% and 44.2%, respectively.

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

We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Elevated interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, losses, would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

The following table summarizes our total liquidity reserves:

	September 30, 2024
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$71,838	N/A	$71,838
Restricted cash	156,699	N/A	156,699
Secured financing	611,652	128,722	482,930
Whole loan forward flow agreements (1)	600,000	576,164	23,836
Total liquidity	$1,440,189	$704,886	$735,303
(1) The remaining available capacity for whole loan forward flow agreements represents future committed and uncommitted whole loan sales under existing agreements of $7.4 million and $16.4 million, respectively.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash, cash equivalents and restricted cash	$228,537	$199,645
Cash provided by (used in)
Operating activities	302,077	286,454
Investing activities	(137,262)	(189,368)
Financing activities	(142,294)	(101,258)

Our cash is held for working capital purposes and originating loans. Our restricted cash represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $302.1 million and $286.5 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $15.6 million increase in our net cash provided by operating activities is primarily driven by a $50.7 million decrease in our Net Loss, a $27.1 million decrease in our deferred tax asset, partially offset by a $73.8 million decline in our fair value mark to market adjustment for the current year compared to prior year, respectively.

Investing Activities

Our net cash used in investing activities was $(137.3) million and $(189.4) million for the nine months ended September 30, 2024 and 2023, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is due to $75.6 million lower loan disbursements which were partially offset by a $36.3 million decrease in repayments of loan principal and $12.1 million lower capitalization of system development costs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Financing Activities

Our net cash used in financing activities was $(142.3) million and $(101.3) million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, net cash used in financing activities was primarily driven by amortization payments on our Series 2021-A, Series 2021-B, Series 2022-A, Series 2022-2, Series 2022-3 asset-backed notes and Series 2024-1 asset-backed borrowing, and our other asset-backed borrowings and repayments of borrowings on our PLW Facility, PLW II Facility, CCW and Acquisition and Corporate Financing facilities, partially offset by borrowings under our asset-backed borrowings at amortized cost. For the nine months ended September 30, 2023, net cash used in financing activities was primarily driven by borrowings under the PLW Facility, partially offset by repayments of borrowings on our CCW and scheduled amortization payments on our Acquisition Financing facility and our Series 2019-A, Series 2021-A, Series 2022-2 and Series 2022-3 asset-backed notes.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of September 30, 2024, we had $1.9 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also variable interest entities (“VIEs”) that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitization facilities as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of September 30, 2024, we were in compliance with all covenants and requirements of all our asset-backed notes.
Secured Financings

As of September 30, 2024, we had Secured Financing facilities with warehouse lines of $611.7 million in the aggregate with undrawn capacity of $482.9 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. On January 31, 2024, we further amended the Credit Card Warehouse facility to adjust our payment rate, advance rate, and other loan sales. Additionally, our commitment amount reduced from $100.0 million to $80.0 million. On September 24, 2024, we further amended the Credit Card Warehouse facility and reduced the commitment amount from $80.0 million to $60.0 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

On August 5, 2024, in connection with the closing of the PLW II Facility, Oportun PLW II Trust, entered into a loan and security agreement with certain lenders from time to time party thereto, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Facility has a three year term and a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

Asset-Backed Borrowings at Amortized Cost

On August 29, 2024, we announced the issuance of $223.3 million of series 2024-2 fixed-rate asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the "2024-2 Securitization"). The 2024-2 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.22% per annum and weighted average coupon of 8.07% per annum.

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

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell up to $400.0 million of our personal loan originations over a twelve month period. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the nine months ended September 30, 2024, we transferred loans receivable totaling $123.2 million, bringing the total loans receivable sold under the agreement to $319.1 million.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an additional institutional investor. On April 26, 2024, we amended the agreement to extend the term through October 2024 and committed to sell $150.0 million of personal loan originations. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the nine months ended September 30, 2024, we transferred loans receivable totaling $145.7 million, bringing the total loans receivable sold under the agreement to $291.1 million.

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

As of September 30, 2024, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing facilities and Acquisition and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

During 2023, we entered into agreements to sell certain populations of our personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment. For the nine months ended September 30, 2024, we sold approximately $68.3 million of such loans. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Whole loan sales

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell an additional $4.0 million each month, over an approximately one-year period, subject to certain eligibility criteria. The originations of loans sold and held for sale during the nine months ended September 30, 2024 was $83.0 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The industries in which we compete are highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Our current and potential future competition primarily includes other consumer finance companies, financial technology companies, technology platforms, neobanks, challenger banks, and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may compete with others in the market who may in the future provide offerings similar or are competitive with ours, particularly companies who may provide lending, money management and other services through a platform similar to our platform.

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

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of September 30, 2024, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 3 states in the United States. In the three months ended September 30, 2024 and 2023, Pathward originated approximately 97% and 57% of aggregate personal loan originations, respectively. We expect the percentage of aggregate personal loans originated by Pathward to continue to increase in 2024.

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of September 30, 2024 and 2023, members with repeat loans comprised 81% and 82%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

We have elected the fair value option and we use estimates in determining the fair value of our loans and our asset-backed notes. If our estimates prove incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our results of operations.

Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates, and other relevant inputs. If actual results differ from our judgments, estimates or assumptions, then it may have a material adverse impact on our financial condition, results of operations or cash flows. Management has processes in place to monitor these judgments, estimates and assumptions, including review by our internal valuation committee, but these processes may not ensure that our judgments and assumptions are correct.

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 84% of our total assets and our asset-backed notes represented 85% of our total liabilities as of September 30, 2024. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

We currently act as servicer with respect to the unsecured and secured consumer loans, by our bank partners, and for parties to whom we have sold our loans, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations, and pledged in connection with warehouse credit facilities. Our ability to adequately service our loans is dependent on our ability to maintain appropriate staffing levels and sufficiently train new member services and collections staff, our ability to contact our members when they default, and our ability to leverage technologies to service and collect amounts owed with respect to loans. Additionally, our member services and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. The majority of our contact center staff work remotely. If our contact center operations become constrained for any reason, the effectiveness of our collection activities may be reduced.

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

We have previously invested resources to develop, launch and sustain our products and services and subsequently decided to discontinue certain of these products and services in order to strategically realign our resources. We may not be able to effectively discontinue a product or service and we may fail to realize all of the anticipated benefits of discontinuing any of our products or services, including the need to devote significant attention and resources to any discontinuation, which may disrupt our business or may not be achieved within the anticipated time frame, or at all. In addition, product or service introductions may not always be successful. For example, in 2023, we announced the sunsetting of our checking account product, the sunsetting of our partnership with Sezzle, and the discontinuation of our investing and retirement products, in order to strategically realign our resources to focus on other products, as well as to reduce our expenses and simplify our business. Further, on September 24, 2024, we signed a definitive agreement to sell our credit cards receivable portfolio, and we completed the sale of our credit cards receivable portfolio on November 12, 2024. Failure to achieve the anticipated benefits from the discontinuation or sale of these products could adversely affect our results of operations.

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

We have previously divested certain assets and products lines and we may continue to do so in the future. For example, on November 12, 2024, we completed the sale of our credit cards receivable portfolio. If we decide to sell assets or product lines, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, product lines, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or vendors and the risk that the transaction may not close, any of which would have a material adverse effect on the assets or product lines to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

As of September 30, 2024, 42.3%, 26.3%, 9.6%, 5.4% and 3.7% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

As of September 30, 2024, we had 1,556 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. We have also engaged outsourcing partners in the U.S. that provide offshore member-facing contact center activities in Colombia and the Philippines, and may in the future include additional locations in other countries. In addition, we have a technology development center in India, where we had 177 employees as of September 30, 2024. We have engaged vendors that utilize employees or contractors based outside of the U.S. As of September 30, 2024, our outsourcing partners have provided us, on an exclusive basis, the equivalent of 41 full-time equivalents in Colombia and Philippines to support contact center work. These international activities are subject to inherent risks that are beyond our control, including:

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

We have a substantial amount of indebtedness, which requires significant interest payments. From time to time, we may seek to obtain additional capital. We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the growth of our business and the origination of most of the loans we make to our members. Our outstanding borrowings or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to adopt one or more alternatives to refinance our debt, dispose of assets or obtain necessary funds, including obtaining additional equity capital which could be on terms that may be onerous or highly dilutive. For example, in October 2024, we announced that we had entered into a Credit Agreement to refinance our existing corporate financing facility with a new senior secured term loan.

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

The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.*

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the “CCPA”), including the California Privacy Rights Act of 2020 amendments imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act. In some cases, these laws also contain broader exemptions for entities such as Oportun that are subject to the Gramm-Leach-Bliley Act. These exemptions may not exempt Oportun completely from these laws, however, and such exemptions’ scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which companies such as Oportun must adhere.

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

We provided our credit card products through a bank partnership program with WebBank and we have bank partnership programs with Pathward, N.A., to offer unsecured personal loans, secured personal loans, and provide deposit accounts, debit card services and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. States are also introducing and passing legislation designed to examine these programs by defining who has the “predominant economic interest” in the loan transaction and prohibiting such entity from collecting interest and fees above state mandated caps. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 15,195,185 shares for issuance under our 2019 Equity Incentive Plan with 10,012,951 shares, net of vested and exercised shares, remaining available for issuance, 2,271,288 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 847,915 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with the Amended Credit Agreement would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2024, Warrants to purchase 4,193,453 shares of our Common Stock issued in connection with the Amended Credit Agreement were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing standards of the Nasdaq Stock Market, and other applicable securities rules and regulations, including with regard to corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources.

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

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Adjusted Operating Efficiency	Adjusted Operating Efficiency is a non-GAAP financial measure calculated by dividing adjusted total operating expenses (excluding stock-based compensation expense and certain non-recurring charges) by total revenue
Adjusted Operating Expense	Adjusted Operating Expense is a non-GAAP financial measure calculated by adjusting total operating expenses to exclude stock-based compensation expense and certain non-recurring charges
Adjusted Operating Expense Ratio	Adjusted Operating Expense Ratio is a non-GAAP financial measure calculated as Adjusted Operating Expense divided by Average Daily Principal Balance
Adjusted Return on Equity ("ROE")	Adjusted Return on Equity is a non-GAAP financial measure calculated by dividing annualized Adjusted Net Income by average total stockholders’ equity
Aggregate Originations	Aggregate amount disbursed to borrowers and credit granted on credit cards during a specified period, including amounts originated by us through our Lending as a Service partners or under our bank partnership programs. Aggregate Originations exclude any fees in connection with the origination of a loan
Annualized Net Charge-Off Rate	Annualized loan and credit card principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans and credit card receivables for the period
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans and credit cards receivable at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Corporate Financing
Senior secured term loan secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company. Included in "Acquisition and corporate financing" on the Consolidated Balance Sheets

Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance, excluding Corporate Financing, divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Efficiency	Total operating expenses divided by total revenue
Operating Expense Ratio	Total operating expenses divided by Average Daily Principal Balance
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facilities, collateralized by unsecured personal loans and secured personal loans. Included as "Secured Financing" on the Consolidated Balance Sheets
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards

Term or Abbreviation	Definition
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured Financing
Asset-backed revolving debt facilities, including (1) the PLW facilities that are collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that is collateralized by credit card accounts

Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Receivables Purchase Agreement, dated as of September 24, 2024, by and among Oportun, Inc., Oportun CCW Trust, Oportun CCW Depositor, LLC and Continental Purchasing, LLC.*	8-K	001-39050	10.1	9/26/2024
10.2*
Seventh Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of August 29, 2024.
x
10.3*^
Master Amendment to Transaction Documents by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 20, 2024.
x
10.4*	Indenture between Oportun Issuance Trust 2024-2 and Wilmington Trust, National Association, dated as of August 29, 2024.					x
10.5*^
Loan and Security Agreement by and between Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of August 5, 2024.
x
10.6*	Twelfth Amendment to Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of September 24, 2024.					x
10.7*
Amendment to the Loan and Security Agreement by and among Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of November 1, 2024.
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2024	By:	/s/ Jonathan Coblentz
Jonathan Coblentz
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)