Form 10-K
period 2024-12-31
Oportun Financial Corp
filed 2025-02-20
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 28, 2024 as reported by the Nasdaq Global Select Market on such date was approximately $72.1 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of registrant’s common stock outstanding as of February 14, 2025 was 36,134,274.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2025 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
•our ability to manage loan non-performance, delinquencies and charge-off rates, and identify high-quality originations;
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
•our ability to realize the expected benefits from reductions in workforce and other streamlining measures, including our estimate of the changes and expenditures;
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
•our ability to provide an attractive and comprehensive member experience, and further our position as a financial services company;
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
•our ability to detect and protect our systems against unauthorized access, use or disclosure of sensitive information;
•our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our ability to attract, integrate and retain qualified employees;
•the effect of macroeconomic conditions on our business, including the impact of fluctuating interest rates and inflation;
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
•If we are unable to collect payments and service the loans we make to members, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.
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
•Our international operations involve inherent risks which could result in harm to our business.

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
•Our securitizations, warehouse facilities, and structured and whole loan sales may expose us to certain risks, and we can provide no assurance that we will be able to conduct such transactions in the future, which may require us to seek more costly financing.
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

Financial Health in America

According to a January 2025 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. In 2024, the Financial Health Network ("FHN") reported that more than two-thirds of U.S. households "struggle with spending, saving, borrowing and planning" according to its Financial Health Pulse™ 2024 U.S. Trends Report. When presented with an unexpected expense they cannot postpone, like a car that won’t start when one needs to get to work, or a required medical procedure, most people lack adequate savings and will typically require access to credit in order to cover their immediate need.

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

Without access to credit, an unplanned bill of $1,000 or more has the potential to become a life-changing crisis for millions of people. For many of our members, being unable to afford a car repair can lead to them not being able to get to work, which causes loss of income, and perhaps even significant financial insecurity for a family that will struggle to make the most basic of ends meet. This occurs daily across the country.

Our members are among the millions of hardworking Americans who are not well served by mainstream financial products. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a more financially healthy life. We believe our strong Net Promoter® Score ("NPS") of 76 for our personal loans demonstrates our success in providing our members with effective and easy to use solutions. For Oportun, serving our members means building their financial resiliency and ensuring that trustworthy and hardworking people always have access to responsible and affordable credit that fits their needs.

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

Consumers can become members and access our products through the Oportun Mobile App, the Oportun.com website, our telesales team, and through our retail locations. Collectively, these are our primary channels for onboarding and serving members. Through these channels, we help potential and current members become aware of our product offerings, in addition to our brand marketing (including online and broadcast media and outdoor advertising, including the presence of our 128 physical retail locations in some of the communities we serve) and direct marketing (including SMS/text, email, mail and offers made available through our Oportun Mobile App).

Credit Products—Since our founding in 2005, we have extended more than $19.7 billion in responsible credit through more than 7.4 million loans and credit cards, and helped over 1.2 million people who came to Oportun without a FICO® score to begin establishing a credit history. According to a study commissioned by us on the credit options available to people with little or no credit history, the Financial Health Network found that Oportun loans are, on average, 7 times less expensive than other options and up to 16 times less expensive as compared to online-only installment products. In addition, the study found that our unsecured personal loan product has helped borrowers save more than $2.4 billion in interest and fees. While many of the people who come to us are not well served by mainstream financial institutions due to limited credit history, we use A.I. and billions of proprietary data points to score 100% of our loan applicants and offer our members responsibly designed and affordable credit products that are often otherwise unavailable to them.

Savings Product—Since 2015, our Set & Save™ product has allowed our members to set aside more than $11.4 billion for rainy days and other purposes, including an average of $1,800 in individual savings per member per year. Oportun uses algorithms that learn the financial habits of our members such as when their paychecks are deposited and for how much, the timing and cost of their recurring monthly expenses like rent and digital subscriptions, along with all the other small and large payments and deposits that are not regularly recurring. Through machine learning, Oportun gets a comprehensive and personalized profile of our members’ cash flow and very quickly learns how much a member can afford to set aside each day, without impacting their ongoing obligations and daily spending needs. For our members, saving money becomes effortless and their financial resiliency improves every day, as Oportun does all the hard math, budgeting, and money transferring that present the sort of daily obstacles that inhibit many people from having adequate savings when they most need it. In 2024, Set & Save was ranked the #1 Savings App by Bankrate and a top budget app by Forbes.

Use of Artificial Intelligence

Consistent with our mission of financial inclusion, our application of A.I., specifically machine learning, is designed to address the shortcomings of the modern banking system. Since our inception, we have utilized alternative data sets to rapidly build, test and develop our underwriting, pricing, marketing, fraud and servicing models; and with Set & Save, we offer machine learning capabilities that help members identify the right amount of money to put towards savings each day. We believe this gives us a strong competitive advantage, which along with our lending products, provides us the opportunity to holistically address the two fundamental obstacles to financial resilience: access to responsible and affordable credit when needed and adequate savings.

Through the development and utilization of our sophisticated underwriting models, we can assess credit risk more effectively compared to other companies and traditional scoring models. We ingest billions of data points into our risk model development using traditional (e.g., credit bureau data) and alternative (e.g., transactional information, public records) data. This helps us to score 100% of the applicants who come to us seeking to borrow money, enabling us to serve more people while minimizing risk. In comparison, incumbent financial institutions relying on traditional credit bureau-based—and in some cases qualitative underwriting and/or legacy systems and processes—either decline or inaccurately underwrite loans due to their inability to properly evaluate applicants' credit, and most financial services platforms are focused on borrowers with more established credit histories and higher incomes and are not able to match our ability to effectively manage credit risk among people who may face challenges with their financial health.

In addition to the challenge of capital access, millions of people in the U.S. have a difficult time saving and managing money. Through our Set & Save product, we help our members reach their financial goals and improve their financial health by automating away the guesswork and stress of money management. We meet our members where they are, connecting directly to their checking account to analyze spending and income patterns, regardless of where they bank. We apply algorithms based on generalized principles of responsible finance to this data to make personalized money allocation decisions daily for our members.

The algorithms behind our Set & Save product intelligently utilize the nuances in transaction data to classify income and expenses with a high degree of accuracy. We classify financial obligations, credit, bills, and paychecks based on historical data to forecast a future financial picture for each member. We employ continuous learning to update these models with the most recent financial data, so we do not miss new trends in spending habits or income changes (e.g., new employers, subscription services, insurers, side jobs, sales, etc.). With 1.0 billion algorithmic transfers over the last 10+ years based on billions of data points, we have built an A.I. engine with a long track record of making financial health effortless for our members. This serves as a major competitive advantage in delivering new types of personalized and scalable financial services. Our technology, member-centric culture, and effective use of data and analytics enable us to efficiently help our members overcome financial challenges.

Our Strategy

Our strategy should be thought of in two parts, (1) short-term focus and (2) long-term focus.

Short-term focus—Our current strategic priorities are to: (a) improve credit outcomes, targeting an annualized net charge-off rate between 9% and 11% over time; (b) fortify our business economics by both increasing our loan portfolio yield and maintaining tight expense controls; and (c) identify high-quality originations, ensuring that we continue to lay the foundation for responsible growth.

Long-term focus—As the macro environment stabilizes, we believe we have several significant growth opportunities. We believe we can increase the percentage of our lending that is on a secured basis where we see more than 500 basis points lower credit losses, more deeply penetrate our untapped total addressable market by expanding our store network into states where we do not yet have a physical presence, and grow our Lending as a Service lead generation program. Available only in California as of the end of 2023, Oportun now also offers secured personal loans in Texas, Florida, Arizona, New Jersey and Illinois; however, through our partnership with Pathward, N.A., we have the opportunity to expand the coverage of our Secured Personal Loans up to approximately an additional 35 states. In addition, we plan to continue developing more cross-buying opportunities between our Set & Save savings product and our credit products, primarily through timely and relevant marketing to existing members via our mobile app. Growth will be considered where feasible, with careful attention to efficiency, scalability, and sustainable unit economics.

Invest in member acquisition channels—To expand our member base, we plan to efficiently invest in scaling the marketing capabilities for our credit and savings products, primarily through the use of A.I. Since 2020, Oportun has been expanding within new geographies, as a result of our partnership with Pathward, N.A., and we now offer our products nationwide. Using A.I. along with proprietary and third-party data, we are well-positioned to be highly targeted in reaching out to prospective new members, in addition to our existing 2.5 million members, with relevant and timely offers to help them on their path to financial health.

In addition to our direct-to-consumer channels, we reach incremental members through our Lending as a Service lead generation program. By entering Lending as a Service partnerships with other companies, we create new proprietary channels through which to offer our lending and financial services products, and acquire new members, fortifying our membership growth potential. We may seek to add additional Lending as a Service partners in the future, similar to our current partnerships with DolEx Dollar Express, Inc. Barri Financial Group (now consolidated into a single company “DolFinTech”) where we collect leads from 491 of their retail locations, and our recently announced collaboration with Western Union.

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

Our Products

Personal Loans—Personal loans allow our members a fast and convenient way to address pressing financial needs (for example an unplanned car repair) as well as planned purchases and personal growth opportunities (such as a deposit on a home rental). Our competitive differentiation in personal loans comes from our segment focus, our technology, data, A.I.-driven approach, and the way we tailor our product designs and borrowers’ experience to meet and exceed the expectations of our target members.

Unsecured Personal Loans—Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 40 months and 34.3%, respectively. The average loan size for loans we originated in 2024 was $3,281. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2024, we originate unsecured personal loans in 3 states through state licenses and in 38 states through our partnership with Pathward, N.A. This product is currently the majority of our revenue and profitability, and continues to have significant opportunity for growth, benefiting from category growth as well as growth in our brand awareness outside of our historical regional operating footprint (leveraging our partnership with Pathward, N.A.).

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

Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated in 2024 was $6,798. As of December 31, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 49 months and 31.5%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 6 states and we are in the process of expanding into other states.

Set & Save—Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $11.4 billion and helped our members save an average of more than $1,800 annually.

Our Competition

In consumer finance, we compete with other consumer finance companies, financial technology companies and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may also face competition from companies that have not previously competed in the consumer lending market for borrowers with limited credit history. For example, we are already seeing that the companies commonly referred to as “challenger banks”, “digital banks”, or “neo-banks” offering low-cost digital-only deposit accounts are beginning to offer lending products catered to underserved borrowers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. While the consumer lending market is competitive, we believe that we can serve our target market with products that lead to better outcomes for consumers because they cost significantly less than other products used to fulfill similar borrowing needs and their responsible design supports consumer financial health. On the contrary, the offerings of payday, auto title and pawn lenders, for example, are provided at rates that are too expensive relative to the borrowers’ ability to pay, are often structured in a way that forces borrowers to become overextended, and typically lack the personalized touch that is essential to cultivating the trust of our target member base. Few banks or traditional financial institutions lend to individuals who have limited credit history. Those individuals that do have a credit score, but have a relatively limited credit history, also typically face constrained access and low approval rates for credit products.

The principal competitive factors in our sector include member approval parameters (often described informally as “credit box”), price, flexibility of loan terms offered, member convenience and member satisfaction. We believe our technology, responsible construction of our products, A.I.-enabled digital platform and superior member value proposition allow us to compete favorably on each of these factors. Going forward, however, our competition could include large traditional financial institutions that have more substantial financial resources than we do, and that can leverage established distribution and infrastructure channels. Additionally, new companies are continuing to enter the financial technology space and could deploy innovative solutions that compete for our members. See “Risk Factors—If we do not compete effectively in our target markets, our results of operations could be harmed” and “Risk Factors—Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.”

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

We are subject to examination, supervision and regulation by each state in which we are licensed and are regulated by the Consumer Financial Protection Bureau (the “CFPB”). In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as many state statutes provide a mechanism for state attorneys general to investigate us. The CFPB may also use a dormant provision of the Dodd-Frank Act to expand its supervisory authority over entities it reasonably believes pose risks of consumer harm. In addition, the Federal Trade Commission (the "FTC") has jurisdiction to investigate aspects of our business. Federal consumer protection laws that these regulators may enforce include laws related to the use of credit reports and credit reporting accuracy, data privacy and security, disclosure of applicable loan terms, anti-discrimination laws, laws protecting members of the military, laws governing payments, including recurring ACH payments, and laws regarding electronic signatures and disclosures.

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

The laws and regulations applicable to us are continuing to evolve through legislative and regulatory action as well as judicial and regulatory interpretation; we monitor these areas closely. We regularly review our consumer contracts, consumer-facing content, policies, procedures, and processes to ensure compliance with applicable laws and regulations. We have built our systems and processes with controls in place to ensure compliance with applicable laws. In addition to ensuring proper controls are in place, we have a compliance management system that leverages the five key control components of governance, compliance program risk assessments, policies, procedures and training, member complaint monitoring and internal compliance audits.

For more information with respect to the regulatory framework affecting our business, see "Risk Factors—Risks Related to our Industry and Regulation."

Our Technology Infrastructure

Our applications, including our proprietary workflow management system that handles loan applications, document verification, loan disbursement and servicing, as well as our systems that handle our automated savings tools are architected to be highly available, resilient, scalable, and secure. Critical services in the cloud are deployed across multiple availability zones within a region to ensure that we have the necessary scalability and availability to support our service-level objectives. Our service design is evaluated against industry best practices to ensure we leverage the latest cloud features for availability and scalability as the technology evolves.

To safeguard the confidentiality, integrity and availability of our data and systems, we maintain a comprehensive program of cybersecurity and privacy policies and procedures, management oversight, accountability structures, and technology design processes. Senior management regularly provides the Board's audit and risk committee with updates regarding our program. This program also includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident. To ensure organization-wide attention to cybersecurity issues, we conduct mandatory employee training on cybersecurity and provide ongoing cybersecurity education and awareness, such as mock phishing attacks and cybersecurity awareness materials. We continuously monitor our environment in real-time using tools designed to detect security events and engage with third parties to audit our information security program and to perform regular penetration tests of our web applications and cloud environments. We remain vigilant in staying ahead of new and emerging risks utilizing our tools and security teams and continue to review and make strategic investments in our information security program to keep our data and systems secure.

Infrastructure is in place and designed to support redundancy across our mission critical systems. Disaster recovery and business continuity plans have been completed, which help to ensure our ability to recover in the event of a disaster or other unforeseen event. In the event of database restores, we perform data consistency checks to validate the integrity of the data recovery process. Business continuity activities are performed using a risk-based approach in an effort to maintain service availability across our most critical functions. Across our infrastructure, a robust and holistic monitoring-and-alerting practice allows for awareness and detection capabilities ensuring faster incident response and resolution time, limiting the risk of unplanned events, such as downtime or security threats.

Our Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights and trade secrets, as well as contractual provisions, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. We currently have no patent applications on our proprietary risk model, underwriting process or loan approval decision making process because applying for a patent would require us to publicly disclose such information, which we regard as trade secrets. We may pursue such protection in the future to the extent we believe it will be beneficial.

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

Our People

At Oportun, we are building a community of employees, partners, and members who support each other on the path to new opportunities, because we believe that when we work together, we can make life better. Our welcoming and inclusive company culture is grounded in our core values and our people strategies are committed to fostering a culture that encourages and empowers our employees to live our core values every day.

•Employee Engagement – We conduct an annual engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our people strategies for the year ahead. Approximately 75% of our employees participated in our 2024 employee engagement survey, of which 80% reported that they were satisfied with Oportun as a place to work and 84% reported that they were proud to work at Oportun. Survey results are evaluated and shared across the organization, including our Board’s compensation and leadership committee, to identify areas of progress and areas for improvement. Based on feedback received this year, management implemented several initiatives to improve the employee experience through rewards and recognition, increased communication transparency, and streamlining processes and collaboration tools. As a result of our employee engagement efforts, we have been recognized as a Greater Bay Area Top Workplace for the past six years.

•Diversity and Inclusion – We believe that fostering innovation to serve our diverse customer base begins with building a diverse workforce. Our focus on diversity and inclusion is reflected throughout our organization, starting at the highest level. Currently, seven members of our Board identify as women or members of an underrepresented group and the majority of our leadership team identifies as either women or members of an underrepresented group. The majority of Oportun employees identify as women or members of an underrepresented group. We define the leadership team as Directors, Senior Directors, Vice Presidents and above, inclusive of the Board. We have nine employee resource groups focused on our Asian, Black, Hispanic/Latinx, LGBTQ+, early career individuals, disability/accessibility, South Asian, veteran, environmental enthusiasts, and women communities. We are committed to fostering a culture of diversity, equity and inclusion; providing comprehensive training and leadership development programs; and continuing to increase diverse representation at every level of the Company.

•Total Rewards – We continue to focus on the total wellness of our people, anchored by the pursuit of our mission, creation of career opportunities and promotion of employee well-being. We benchmark market practices, and regularly review our compensation against the market to ensure it remains competitive. In addition to salaries, our benefit programs include annual bonuses, equity awards, a 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, paid time off for volunteering, matching gifts, employee assistance programs, and tools to promote mental health and wellness/fitness. We remain a remote-first company, and we believe that our remote-first culture gives our employees more flexibility to choose where and how to work, while allowing us to engage with a wider pool of talent. To support our remote-first culture, we actively encourage personal well-being through initiatives, including wellness days for employees to take time to rest and recharge, engagement programs (speaker events, employee resource groups, virtual activities and events, etc.), and recognition programs.

We had 2,312 full-time and 117 part-time employees worldwide as of December 31, 2024. This includes 361 corporate employees in the United States, of which 141 employees are dedicated to technology, risk, analytics, A.I. and data science. Since 2023, we announced a series of personnel and other cost savings measures to reduce expenses and streamline efficiency, including reducing our corporate staff by approximately 47% in the United States, India and Mexico.

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

Many of our current or potential competitors have significantly more access to low-cost capital as well as more financial, technical, marketing, and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. In addition, our potential competitors also include smaller, earlier-stage companies with more versatile technology platforms, increased operational efficiencies, and greater brand recognition than us. To the extent new entrants gain market share, the use of our products and services would decline. Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and financial technology products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business will be materially and adversely affected.

We may not be able to effectively manage the growth of our business.

We are required to continuously develop and adapt our operations, systems, and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we have experienced rapid growth in our business and operations in the past, many economic and other factors outside of our control, including general economic and market conditions, public health outbreaks, consumer and commercial credit availability, inflation, fluctuating interest rates, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

In addition, we have previously engaged in a series of cost-saving measures in response to challenging macroeconomic conditions, including workforce reductions and other operational streamlining measures, and may engage in further cost-saving measures in the future. Projections of the effectiveness of any cost-saving measures or other benefits associated with such measures were based on then-current business operations and market dynamics, and could be materially impacted by various factors, including significant economic, competitive and other uncertainties. If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, cash flows, and financial condition may be adversely affected.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 8, Borrowings to the Notes to the Consolidated Financial Statements included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on many factors, many of which are outside of our control. Conditions in the credit markets may experience disruption or deterioration, including as a result of fluctuating interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in an elevated interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

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

As of December 31, 2024, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 3 states in the United States. In the years ended December 31, 2024 and 2023, Pathward originated approximately 92% and 45% of aggregate personal loan originations, respectively. We expect the percentage of aggregate personal loans originated by Pathward to continue to increase in 2025.

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

We operate in a rapidly changing and highly competitive industry and our results of operations and future prospects depend on, among other things, continued growth of our member base, our ability to increase the activity of our members, including use of additional products or services we offer, and our ability to attract members in a cost-effective manner. Our member retention rates may decline or fluctuate due to various factors, including pricing changes (including as a result of fluctuating interest rates), our expansion into new products and markets or changes to or sunsetting of existing products, our members' ability to obtain alternative funding sources based on their credit history with us, and new members we acquire in the future may be less loyal than our current member base. If our member retention rates decline and we are not able to attract new members in numbers sufficient to grow our business, this may adversely affect our business, results of operations and future prospects.

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of December 31, 2024 and 2023, members with repeat loans comprised 79% and 82%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 86% of our total assets and our asset-backed notes represented 72% of our total liabilities as of December 31, 2024. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could adversely affect our results of operations.

We earn over 90% of our revenue from interest payments on the loans we make to our members. Financial institutions and other funding sources provide us with the capital to fund a substantial portion of the principal amount of our loans to members and charge us interest on funds that we borrow. In the event that the spread between the interest rate at which we lend to our members and the rate at which we borrow from our lenders decreases, our Net Revenue will decrease. We have capped the APR for newly originated loans at 36% since August 2020. Interest rates continue to fluctuate, which may increase our interest expense and cost of funds and may result in lower operating margins. The interest rates we charge to our members and pay to our lenders could each be affected by a variety of factors, including our ability to access capital markets, the volume of loans we make to our members, product mix, competition and regulatory limitations.

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

Key macroeconomic conditions historically have affected our business, results of operations and financial condition, and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, gas prices, energy costs, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures and the associated bank crisis, volatility or disruption in the capital markets, and changes in interest rates, as well as events such as natural disasters, acts of war, terrorism, public health outbreaks or adverse health developments, political instability, social unrest, and catastrophes. If any of these factors negatively affect our members or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

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

We recorded a net loss of $78.7 million for the year ended December 31, 2024, primarily due to a net decrease in fair value and increased cost of debt, and we recorded a net loss of $180.0 million for the year ended December 31, 2023, primarily due to a net decrease in fair value and increased cost of debt. Our business was adversely impacted by the COVID-19 pandemic and we recorded a net loss of $45.1 million for the year ended December 31, 2020. We also experienced net losses prior to 2017.

In 2023 and 2024, we announced that we were taking a series of measures to streamline our operations, including reducing the size of our corporate staff by approximately 40% and 12%, respectively. These cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

Our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. Furthermore, many of our members have limited or no credit history and such borrowers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. In addition, inflation, fluctuating interest rates, unemployment, bankruptcy, major medical expenses, divorce, death, or other issues that affect our members have and could continue to affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments. Our servicing costs may also increase without a corresponding increase in our interest on loans.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, monitor, manage and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as regulatory and operational risks related to our business, assets, and liabilities. Our risk management policies, procedures and models may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks that arise in the future.

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

If we are unable to collect payments and service the loans we make to members, our net charge-off rates may exceed expected loss rates, and our business and results of operations may be harmed.

Our unsecured personal loans, which comprise a significant portion of our overall portfolio, are not secured by any collateral, not guaranteed or insured by any third party and not backed by any governmental authority in any way. We are therefore limited in our ability to collect on these loans if a member is unwilling or unable to repay them for any reason.

We currently act as servicer with respect to the unsecured and secured consumer loans, by our bank partners, and for parties to whom we have sold our loans, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations, and pledged in connection with warehouse credit facilities. Our ability to adequately service our loans is dependent on our ability to maintain appropriate staffing levels and sufficiently train new member services and collections staff, contact our members when they default, and leverage technologies to service and collect amounts owed with respect to loans. Additionally, our member services and collections staff are dependent upon maintaining adequate information technology, telephony, and internet connectivity such that they can complete their job functions. The majority of our contact center staff work remotely. If our contact center operations become constrained for any reason, the effectiveness of our collection activities may be reduced.

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

Our quarterly results of operations are likely to vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful, due to factors such as our election of the fair value option and the evolving and uncertain nature of current macroeconomic conditions. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

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
•our borrowing costs and access to the capital markets; and
•general economic, industry, and market conditions, including economic slowdowns, recessions, fluctuating interest and inflation rates, and tightening of credit markets and recent or potential bank failures.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Developing and incorporating new technologies, including A.I., into our products and services may require significant investment, take considerable time, and ultimately may not be successful. If we are not able to effectively implement technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our members and strategic partners, demand for our products and services may decrease. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems.

As with many disruptive innovations, new technologies present risks and challenges that could affect their adoption, and therefore our business. A.I. and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of A.I. and related technologies could negatively impact demand for our products and services or hinder our ability to attract new members and strategic partners. The regulatory framework for A.I. and machine learning technologies is evolving and remains uncertain. In October 2023, the Biden Administration issued an Executive Order, directing federal agencies to take actions to align to key policy goals in connection with the use of A.I. Additionally, numerous U.S. states have proposed, and in certain cases enacted, legislation restricting the use of A.I. or imposing obligations in connection with its use, including by addressing forms of automated decision making. It is likely that new laws and regulations will be adopted, or existing laws and regulations may be interpreted in new ways, that would affect our business, products and services and the way in which we use A.I., including with respect to fair lending laws. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving laws, regulations, and industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

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

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of our proprietary credit risk models, privacy and security practices, originations, marketing, servicing and collections, use of A.I, and other business practices or initiatives, litigation, regulatory compliance and the experience of members, even if inaccurate, could adversely affect our reputation and the confidence in our brands and business model or lead to changes in our business practices. We regularly engage with media outlets and consumer advocates, taking their feedback into account as we assess and refine our business practices and policies; based on those interactions, we have made and may continue to make adjustments to better serve our members and stakeholders. Despite our responsiveness to the inquiries, certain media outlets and consumer advocates chose to and have continued to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new members and retaining existing members. While we believe that we have a good reputation and that we provide members with a superior experience, there can be no assurance that we will continue to maintain a good relationship with members.

In addition, negative perception may result in our being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our products, or our marketing and servicing, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected. Entry into new products, as well as into the banking business or new origination channels, such as bank partnerships and other partnerships, could lead to negative publicity or draw additional scrutiny.

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

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Further, the reductions in force that were announced in 2023 and 2024 could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

If our marketing efforts are not successful or if we are unsuccessful in developing our brand marketing campaigns, our ability to attract and retain members, attract new strategic partners and grow our business may be negatively impacted. If any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members. If we are unable to recover our marketing costs, including through increases in the size, value or overall number of credit products we originate, or through our savings product, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of our members and potential members. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, technological errors or outages, and cybersecurity risks. Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses, ransomware or other malware, and cyber-attacks that could obtain or disclose confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and infiltration, exfiltration or other similar events. Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and the Middle East. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems. We also have incorporated A.I. technologies into our platform, and may continue to incorporate additional A.I. technologies into our platform in the future. Our use of A.I. technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, A.I. technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked or otherwise have suffered a security breach or incident. Any event that leads to unauthorized access, use, destruction, or disclosure of personal information or other sensitive information that we maintain, including our own proprietary business information and sensitive information such as personal information regarding our members or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of data, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information.

We also face indirect technology, cybersecurity and operational risks relating to the members and other third parties with whom we do business or upon whom we rely on, or whose technology we use to facilitate or enable our business activities, including suppliers, vendors, payment processors, and parties who have access to confidential information due to our agreements with them. The use of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners’ information technology infrastructure, and the sharing between us of member information. We cannot guarantee that our systems and networks, or those of any third parties with whom we do business, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to any of our systems and networks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from technical errors, computer malware, natural disasters, terrorism, war, geopolitical conflicts, or telecommunication or electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new members, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. Any failure or perceived failure by us, or the third parties with whom we do business, to comply with our privacy, confidentiality, or cybersecurity-related legal or other obligations to third parties, or any security breaches impacting us, our third-party providers or partners, or any security incidents or other events that result in the unauthorized access, release, destruction, or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. In addition, a security breach or incident could cause third parties, to lose trust in us or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations. Any belief by members or others that a security breach or other incident has affected us, even if a security breach or other incident has not affected us or any of our third-party providers or partners, could have any or all of the foregoing impacts on us, including harm to our reputation. Even the perception of inadequate security may harm our reputation and negatively impact our ability to attract and retain members. Moreover, security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types described above. Due to the nature of security incidents, we cannot fully guarantee that our security measures intended to protect our systems and data will successfully prevent service interruptions or security incidents.

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

Our ability to deliver products and services, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party providers. Our computer systems, including those provided by third-party providers and partners, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, ransomware or other malware, physical or electronic break-ins, technical errors, insider threats, power outages or other events. Any of these occurrences may interrupt the availability, or reduce or adversely affect the functionality of our websites, applications, products or services, including our ability to service our loans, process loan applications, and provide digital financial services to our members. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. Additionally, our reliance on third-party providers may mean that we are not able to resolve operational problems internally or on a timely basis, as our operations will depend upon such third-party providers communicating appropriately and responding swiftly to their own service disruptions.

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

The geographic concentration of our loan originations may expose us to an increased risk of loss due to risks associated with certain regions. Certain regions of the U.S. from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans nationally. In addition, natural, man-made disasters or health epidemics or public health outbreaks in specific geographic regions may result in higher rates of delinquency and loss in those areas. A significant portion of our outstanding receivables originated in certain states, and within the states where we operate, originations are generally more concentrated in and around metropolitan areas and other population centers. Therefore, economic conditions, natural, man-made disasters, health epidemics or public health outbreaks, public policies that have the effect of drawing financial-services companies into contentious political or social issues, or other factors affecting these states or areas in particular could adversely impact the delinquency and default experience of the receivables and could adversely affect our business. Further, the concentration of our outstanding receivables in one or more states would have a disproportionate effect on us if governmental authorities in any of those states take action against us or take action affecting how we conduct our business.

As of December 31, 2024, 41%, 27%, 10%, 6% and 4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

In some cases, third-party vendors are the sole source, or one of a limited number of sources, of the services they provide to us. Most of our vendor agreements are terminable on little or no notice, and if our current vendors were to stop or were unable to continue providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner on acceptable terms or at all. If any third-party vendor fails to provide the services we require, due to factors outside our control, we could be subject to regulatory enforcement actions, suffer economic and reputational harm and incur significant costs to resolve any such disruptions in service. For a further discussion of the risks applicable to our partnership with Pathward, see “Risk Factors—We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.”

Our mission to provide inclusive, affordable financial services that empower our members to build a better future may conflict with the short-term interests of our stockholders or may not provide the long-term benefits that we expect and may adversely impact our business operations, results of operations, and financial condition.

Our mission is to provide inclusive, affordable financial services that empower our members to build a better future. We have made and may continue to make decisions that we believe will benefit our members and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, we constrain the maximum rates we charge in order to further our goal of making our loans affordable for our target members. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect and may adversely impact our business operations, results of operations, and financial condition.

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

Our international operations involve inherent risks which could result in harm to our business.

As of December 31, 2024, we had 1,527 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 193 employees as of December 31, 2024. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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
•natural disasters, public health issues, epidemics or public health outbreaks, acts of war, and terrorism, and other events outside our control;
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
A significant natural disaster, such as an earthquake, fire, hurricanes, flood or other catastrophic event (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, social unrest, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, a failure of banking or other financial institutions, pandemics or other public health crises, power outages or disruptions, political instability, geopolitical unrest, war, or other large-scale conflicts or unpredictable occurrences, could have an adverse effect on our business, results of operations and financial condition. For example, a significant natural disaster in Northern California or any other location in which we have offices or facilities or employees working remotely, could adversely affect our business operations, financial condition and prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

We are unable to predict the future path or impact of any global or regional health epidemics, other outbreaks, or resurgences of COVID-19, including existing or future variants. An extended period of disruption as a result of a health epidemic or public health outbreaks, including COVID-19, may negatively impact us, as well as our members, vendors, and partners.

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

The primary funding sources available to support the maintenance and growth of our business include, among others, asset-backed securitizations, revolving debt facilities (including the Secured Financing), Corporate Financing, and structured and whole loan sales. If we are unable to comply with various conditions precedent to availability under these facilities (including the eligibility of our loans), covenants and other specified requirements set forth in our agreements with our lenders, this could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. The Corporate Financing contains financial covenants requiring the maintenance of minimum liquidity and a maximum adjusted EBITDA-based corporate leverage covenant, together with other customary affirmative and negative covenants, and events of default. The obligations are secured by assets of the Company and its subsidiaries. Compliance with these covenants may limit our ability to take actions that might be to our advantage or to the advantage of our stockholders.

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

We have securitized, and may in the future securitize, certain of our loans to generate cash to originate new loans or pay our outstanding indebtedness. In each such transaction, we sell and convey a pool of loans to a special purpose entity ("SPE"). Concurrently, each SPE issues notes or certificates pursuant to the terms of an indenture. The securities issued by the SPE are secured by the pool of loans owned by the SPE. In exchange for the sale of a portion of the pool of loans to the SPE, we receive cash, which are the proceeds from the sale of the securities. We also contribute a portion of the pool of loans in consideration for the equity interests in the SPE. Subject to certain conditions in the indenture governing the notes issued by the SPE (or the agreement governing the SPE’s revolving loan), the SPE is permitted to purchase additional loans from us or distribute to us residual amounts received by it from the loan pool, which residual amounts are the cash amounts remaining after all amounts payable to service providers and the noteholders have been satisfied. We also have the ability to swap pools of loans with the SPE. Our equity interest in the SPE is a residual interest in that it entitles us as the equity owner of the SPE to residual cash flows, if any, from the loans and to any assets remaining in the SPE once the notes are satisfied and paid in full (or in the case of a revolving loan, paid in full and all commitments terminated). As a result of challenging credit and liquidity conditions, the value of the subordinated securities we retain in our securitizations might be reduced or, in some cases, eliminated.

The securitization market is subject to changing market conditions, and we may not be able to access this market when we would otherwise deem appropriate. For example, the securitization market has been volatile, driven by fluctuating rates, inflation, and recessionary concerns. Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements may affect the type of securitizations that we are able to complete.

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

Debt financing, if available, may have a high cost of funds and may involve covenants restricting our operations or our ability to incur additional debt. For example, our corporate lenders have previously and may in the future require warrants to boost their return, the issuance of which has been and may in the future be dilutive to our stockholders. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders and could also negatively impact our stock price. A number of factors, including market volatility or depressed valuations, trading prices in the equity markets, our financial condition and capital market conditions will impact our ability to obtain equity or debt financing. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have an adverse effect on our business, results of operation and financial condition.

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including class actions and other litigation. Generally, this litigation arises from the claims of violation of do-not-call, credit reporting, collection, and bankruptcy laws. We have in the past chosen to settle (and may in the future choose to settle) certain matters in order to avoid the time and expense of litigating them. Although none of the settlements have been material to our business, there is no assurance that, in the future, such settlements will not have a material adverse effect on our business. The complexity of the laws related to secured personal loans regarding vehicle titling, lien placement and repossession may enhance the risk of consumer litigation. Further, the origination of loans through bank partnerships may increase the risk of litigation or regulatory scrutiny including based on the "true lender" theory that seeks to recharacterize a lending transaction. State legislation requiring licensure and state restrictions including fee and rate limits on bank partner loans may also reduce profitability and/or increase regulatory and litigation risk. Additionally, platforms offering banking services and products through partners have also been challenged by federal and state regulators on a variety of claims.

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Further, in June 2024, the CFPB finalized a rule requiring a nonbank entity to register with the CFPB if it receives a final public written order or judgment (including a consent order or stipulated order) from a federal, state or local government agency for violation of consumer protection laws, and in January 2023, the CFPB announced a proposed rule requiring a supervised nonbank to register if it uses certain contract terms and conditions that claim to waive or limit consumer rights and protections (including arbitration clauses). Each of these registries has the potential to increase the operational costs and regulatory scrutiny of our business practices. In addition, the Biden Administration previously announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees initially focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, but has since expanded. Furthermore, what constitutes a “junk fee” remains unclear and both the CFPB and Federal Trade Commission have taken steps to increase scrutiny of fees. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. In December 2024, the CFPB issued an advance notice of proposed rulemaking ("ANPR") to request public comment on potential amendments to Regulation V, which implements the Fair Credit Reporting Act. As described by the CFPB, the ANPR would address concerns regarding coerced debt, where individuals are manipulated into incurring debt without their consent, often within the context of abusive relationships, which can damage their credit scores and impact financial independence.

Our involvement in any such matter could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. It is unclear whether or the extent to which the CFPB's positions on any of the proposed or recently finalized rules discussed above will change under the Trump administration and the extent to which the government’s focus on enforcement of federal consumer protection laws will change. It is possible that the CFPB could promulgate rules and bring enforcement actions that materially impact our business.

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

Hello Digit, Inc. (“Digit”) received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID is to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID. In connection with such consent order, Digit agreed to implement a redress and compliance plan to pay at least $68,145 in consumer redress to consumers who may have been harmed and paid a $2.7 million civil penalty to the CFPB in the third quarter of 2022.

Other federal or state regulators could launch similar investigations or join the CFPB in its investigation. In addition, actions by the CFPB could result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of our or their services or restrict our business activities could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. It is also possible that regulators could promulgate rules and bring enforcement actions that materially impact our business and the business of our lending partners.

The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the “CCPA”), as augmented and otherwise amended by the California Privacy Rights Act of 2020, imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act. In some cases, these laws also contain broader exemptions for entities such as Oportun that are subject to the Gramm-Leach-Bliley Act. These exemptions may not exempt Oportun completely from these laws, however, and such exemptions’ scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which companies such as Oportun must adhere.

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

We previously provided our credit card products through a bank partnership program with WebBank and we currently have bank partnership programs with Pathward, N.A., to offer unsecured personal loans, secured personal loans, and provide deposit accounts, and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. States are also introducing and passing legislation designed to examine these programs by defining who has the “predominant economic interest” in the loan transaction and prohibiting such entity from collecting interest and fees above state mandated caps. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 15,195,185 shares for issuance under our 2019 Equity Incentive Plan with 9,903,205 shares, net of vested and exercised shares, remaining available for issuance, 2,271,288 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 816,842 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding Warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2024, the Warrants (as defined below) to purchase 9,046,459 shares of our Common Stock issued in connection with our Corporate Financing, were outstanding and exercisable. The exercise price of these Warrants is $0.01 per share. To the extent such Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such Warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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
•general economic conditions, such as fluctuating interest and inflation rates, recessions, tightening of credit markets and recent or potential bank failures;
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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. federal, state and local and non-U.S. tax laws could increase our liability and adversely affect our after-tax profitability. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which implemented, among other changes, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. Additionally, U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $172.3 million, of which $17.7 million expires beginning in 2033 and $154.6 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $186.5 million which are set to begin expiring in 2030. As of December 31, 2024, the Company had federal and California research and development tax credit carryforwards of $21.9 million and $10.4 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Other limitations may also apply under state law. For example, in June 2024 California enacted legislation that limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards and tax credits, even if we attain profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management process is aligned with our enterprise risk management framework and policy, which supports our efforts to identify, assess, and manage risks arising from cybersecurity threats. As part of our integrated approach to risk management, and to help safeguard the confidentiality, integrity and availability of our data and systems, we maintain a comprehensive cybersecurity program that is comprised of administrative and technical controls, cybersecurity, technology and privacy policies and procedures, management oversight, accountability structures, and technology design processes (collectively, our "Cybersecurity Program").

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

Our Cybersecurity Program includes a cyber incident response plan that provides controls and procedures designed to enable swift response, remediation, and timely and accurate reporting of any material cybersecurity incident.

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

Governance

As delegated by our Board, the Audit and Risk Committee of the Board is responsible for oversight of our risk management process and framework which is designed to monitor and manage strategic and operational risks, including cybersecurity risk. Our senior management, including our Chief Technology Officer, is responsible for the oversight of our information systems and Cybersecurity Program. Our Cybersecurity Program is supported by our cybersecurity governance, risk and compliance team, which is led by our Head of Cybersecurity, who reports to our Chief Technology Officer, and is composed of experienced and skilled personnel who are responsible for our security assurance, risk and operational management. Our Head of Cybersecurity maintains responsibility for the regular assessment and management of cybersecurity risks, including by direct work implementing the Cybersecurity Program and by supervising our cybersecurity team. Our Chief Technology Officer has over 20 years of experience in information technology and systems infrastructure and holds an advanced degree in computer engineering, and our Head of Cybersecurity has over 12 years of experience in cybersecurity, investigations, compliance, and cyber-risk management, within the high-tech and financial services industries.

Our Chief Technology Officer, Chief Legal Officer and Head of Cybersecurity provide the Audit and Risk Committee with no less than quarterly updates on the status of the Cybersecurity Program, information systems and any material security incidents, or more frequently if circumstances warrant, including on topics related to information security, data privacy and cyber risks and mitigation strategies.

Like most technology companies, we have suffered cybersecurity incidents in the past and expect that we may face cybersecurity incidents in the future. As of the date of this report on Form 10-K, however, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For additional information about the cybersecurity risks that we face, please see the discussion in Item 1A. “Risk Factors” in this annual report on Form 10-K, including the risk factor entitled “Business, Financial and Operational Risks; Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

Item 2. Properties
Our corporate headquarters is located in San Carlos, California pursuant to a lease expiring in February 2026. As of December 31, 2024, we leased additional facilities and office space in California, Mexico, and India. We also operate retail locations and co-locations throughout the United States.

Item 3. Legal Proceedings

The information set forth under Note 15, Leases, Commitments and Contingencies, in the accompanying Notes to the Consolidated Financial Statements is incorporated herein by reference. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights, consumer litigation, and regulatory proceedings. Other than as described in this report, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Oportun's common stock has been listed for trading on the Nasdaq Global Select Market since September 26, 2019 under the symbol "OPRT". As of February 14, 2025, we had 143 registered stockholders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name or held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to reduce debt outstanding under our Corporate Financing, support operations and finance the growth of our business. Any future determination to pay dividends will be made at the discretion of our Board.

Stock Performance

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

On November 14, 2024, pursuant to and in consideration for certain agreements set forth in the Refinancing Credit Agreement, the Company issued at an exercise price of $0.01 per share, to affiliates of Neuberger and to McLaren Harbor LLC, warrants to purchase 4,853,006 shares of the Company’s common stock in an exempt transaction pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

None.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For more information about terms and abbreviations used in this report see the “Glossary” at the end of Part II of this report.

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the information contained in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 18-year lending history, we have extended more than $19.7 billion in responsible credit through more than 7.4 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a comprehensive suite of financial products, offered either directly or through partners, including lending and savings powered by A.I. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of December 31, 2024, our personal loan products are also available over the phone or through our 128 retail locations, and 491 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 40 months and 34.3%, respectively. The average loan size for loans we originated in 2024 was $3,281. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2024, we originated unsecured personal loans in 3 states through state licenses and in 38 states through our partnership with Pathward, N.A.

Secured Personal Loans - In April 2020, we launched a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated in 2024 was $6,798. As of December 31, 2024, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 49 months and 31.5%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 6 states and we are in the process of expanding into other states.

Credit Cards - We launched Oportun® Visa® Credit Card, issued by WebBank, Member FDIC, in December 2019. On November 12, 2024, we completed the sale of the credit cards receivable portfolio. This transaction reflected a key milestone towards our initiative to enhance profitability by simplifying the business and driving performance in our core products.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $11.4 billion and helped our members save an average of more than $1,800 annually.

The funds in these savings accounts are owned by members of our products and are not the assets of the Company. Therefore, these funds are not included in the Consolidated Balance Sheets.

Lending as a Service

Beyond our core direct-to-consumer lending business, we leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. Our first Lending as a Service strategic partner was DolEx Dollar Express, Inc. with an initial launch in December 2020. In October of 2021, we launched another Lending as a Service partnership with Barri Financial Group in select locations (with both DolEx Dollar Express, Inc. and Barri Financial Group now consolidated into a single company “DolFinTech”). We recently re-launched our Lending as a Service program with a new streamlined Lead Generation program through which DolFinTech provides us with information for potential members and we are able to offer loans through our existing channels by phone, online, or in our retail locations. In addition, we recently announced a collaboration with Western Union. As part of these programs, Oportun originates, underwrites, and services the loan. We believe we will be able to offer our Lending as a Service Lead Generation program to additional partners with a much faster lead-to-market time, expanding our membership base while offering a true Oportun service experience.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense. Over the past twelve years, we have executed 22 amortizing and revolving bond offerings in the asset-backed securities market, the last 19 of which include tranches that have been rated investment grade. We have issued one-, two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt.

Additionally, we have entered into certain agreements with institutional investors to sell a portion of our loans as part of structured and whole loan agreements. Refer to Liquidity and Capital Resources in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding these transactions.

Workforce Optimization and Streamlining Operations

During 2024, we announced a plan to reduce operating expenses by $30 million on an annualized basis to continue to streamline efficiency and improve profitability. In connection with the plan, we took a series of personnel and other cost saving measures inclusive of roles eliminated due to recent attrition, representing a reduction of approximately 12% of the Company’s corporate staff, which excludes retail and contact center agents. We incurred non-recurring, pre-tax charges of $2.0 million, consisting primarily of severance payments, employee benefits contributions and related costs which were recorded through General, administrative and other on the Consolidated Statements of Operations for the year ended December 31, 2024.

In addition, we routinely evaluate the balance of investment and productivity of our retail locations, and as a result, we also made the decision to close 41 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $1.0 million was recorded through General, administrative and other on the Consolidated Statements of Operations for the year ended December 31, 2024. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. We are continually evaluating the performance of retail and partner locations.

During 2023, we announced a series of personnel and other cost savings measures to reduce expenses and streamline efficiency, including reducing our corporate staff by approximately 40%. In relation to these and other personnel related activities, the income statement impact of $21.3 million was recorded through General, administrative and other on the Consolidated Statements of Operations for the year ended December 31, 2023.

In addition, during 2023, we made the decision to close 32 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $1.1 million was recorded through General, administrative and other on the Consolidated Statements of Operations for the twelve months ended December 31, 2023. These amounts included expenses related to the retail location closures and all severance and benefits-related costs.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2024 and 2023. For similar financial and operating metrics and discussion of our 2023 results compared to our 2022 results, refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 15, 2024.

	As of or for the Year Ended December 31,
(in thousands of dollars)	2024	2023
Key Financial and Operating Metrics
Aggregate Originations	$1,775,304	$1,813,058
Portfolio Yield	33.5%	32.2%
30+ Day Delinquency Rate	4.8%	5.9%
Annualized Net Charge-Off Rate	12.0%	12.2%

Other Metrics
Managed Principal Balance at End of Period	$2,973,537	$3,182,148
Owned Principal Balance at End of Period	$2,678,232	$2,904,683
Average Daily Principal Balance	$2,766,634	$2,992,592
See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $1.78 billion for the year ended December 31, 2024, from $1.81 billion for the year ended December 31, 2023, representing a 2.1% decrease. The decrease is driven by a decline in the average loan size, which was a result of strategic changes in our underwriting standards and a higher proportion of front book vintages in the portfolio mix for the year 2024 as compared to 2023. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. The decrease was offset by an increase in the number of loans originated, 536,018 and 467,188 for the years ended December 31, 2024 and 2023, respectively. This increase is primarily due to the reintroduction of our Access Loan program in the fourth quarter of 2023, which is a program intended to make credit available to select borrowers who do not qualify for credit under the Borrower’s or any of its Subsidiaries’ principal loan origination program.

Portfolio Yield

Portfolio yield increased to 33.5% for the year ended December 31, 2024, from 32.2% for the year ended December 31, 2023 primarily attributable to higher pricing on our personal loan products.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate decreased 113 basis points to 4.8% as of December 31, 2024, from 5.9% as of December 31, 2023. The decrease was primarily due to improvement in credit outcomes in the current period compared to the prior year. The improvement is largely driven by increased front book vintages in our portfolio mix for fiscal year 2024 compared to 2023. Our front book has a better credit performance compared to our back book as we continued to tighten credit standards throughout 2023 and 2024 after significantly tightening underwriting standards in 2022.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the year ended December 31, 2024 and 2023 was 12.0% and 12.2%, respectively, down 18 basis points. The decrease is primarily driven by a $32.4 million decrease in Net Charge-offs, partially offset by a decrease in our Average Daily Principal balance of 7.6% from $3.0 billion to $2.8 billion for the years ended December 31, 2023 and 2024, respectively. The decline in Net Charge-offs is primarily due to improvement in credit quality driven by increased front book vintages in our portfolio mix for fiscal year 2024 compared to 2023. Our front book vintages have lower charge-off rates compared to our back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses going forward.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. Even in 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the years ended December 31, 2024 and 2023 was 12.0% and 12.2%, respectively. This improvement was primarily due to a $32.4 million decrease in Net Charge-offs. For the year ended December 31, 2024, the back book continued to season and made-up 27% of gross charge-offs while only making up approximately 14% of the loans receivable (excluding credit cards). We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due and charged-off a credit card account at the earlier of when the account was determined to be uncollectible or when it was 180 days contractually past due.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through December 31, 2024, divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2014, excluding loans originated from July 2017 to August 2020 and from December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members beginning in the third quarter of 2022. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. In the second half of 2023 we did further tightening and shortened average term length which resulted in stronger performance of the 2023 vintages in the second half of the year as compared to the 2022 vintages for the same period. Due to macroeconomic factors, such as inflation, our borrowers are facing higher costs for food, fuel, and rent that are also putting pressure on our members. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Dollar weighted average original term for vintage in months	19.1	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2
Net lifetime loan losses as of December 31, 2024 as a percentage of original principal balance	6.1%	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%	17.9%*	18.6%*	6.4%*
Outstanding principal balance as of December 31, 2024 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	0.1%	0.3%	3.8%	23.3%	60.2%
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

Results of Operations

The following tables and related discussion set forth our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023. For a discussion regarding our operating and financial data for the year ended December 31, 2023, as compared to the same period in 2022, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024.

	Years Ended December 31,
(in thousands of dollars)	2024	2023
Revenue
Interest income	$925,468	$963,496
Non-interest income	76,307	93,423
Total revenue	1,001,775	1,056,919
Less:
Interest expense	238,158	179,414
Total net decrease in fair value	(468,413)	(596,839)
Net revenue	295,204	280,666
Operating expenses:
Technology and facilities	166,177	219,406
Sales and marketing	66,973	75,284
Personnel	87,166	121,843
Outsourcing and professional fees	36,847	45,401
General, administrative and other	53,218	72,385
Total operating expenses	410,381	534,319
Income (loss) before taxes	(115,177)	(253,653)
Income tax benefit	(36,495)	(73,702)
Net income (loss)	$(78,682)	$(179,951)

Total revenue

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Revenue
Interest income	$925,468	$963,496	$(38,028)	(3.9)%
Non-interest income	76,307	93,423	(17,116)	(18.3)%
Total revenue	$1,001,775	$1,056,919	$(55,144)	(5.2)%
Percentage of total revenue:
Interest income	92.4%	91.2%
Non-interest income	7.6%	8.8%
Total revenue	100.0%	100.0%

Interest income. Total interest income decreased by $38.0 million, or 3.9%, from $963.5 million for 2023 to $925.5 million for 2024. The decrease is primarily attributable to a decline in our Average Daily Principal Balance, which declined from $2.99 billion for 2023 to $2.77 billion for 2024, a decrease of 7.6%, offset by an increase in portfolio yield of 125 basis points in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Non-interest income. Total non-interest income decreased by $17.1 million, or 18.3%, from $93.4 million for 2023 to $76.3 million for 2024. This decrease is primarily due to a $11.3 million decrease in fees related to our Pathward program, $3.2 million decrease in subscription revenue, $2.4 million decrease related to the gain on loan sales, $2.1 million decrease attributable to a decrease in interchange and servicing fees due to the amortization of our serviced portfolio, and $1.1 million decrease in credit card and sublease income. The decrease was offset by a $3.0 million increase in interest earned on Set & Save member accounts.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$238,158	$179,414	$58,744	32.7%
Percentage of total revenue	23.8%	17.0%
Cost of Debt	8.4%	6.0%

Interest expense. Interest expense increased by $58.7 million, or 32.7%, from $179.4 million for 2023 to $238.2 million for 2024. Our Average Daily Debt Balance decreased from $2.97 billion to $2.85 billion for 2024, a decrease of 4.1%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing. Additionally, interest expense in 2024 included a $16.6 million write off of deferred financing costs related to our Corporate Financing, which was refinanced in the fourth quarter of 2024; excluding this write-off, cost of debt would have been 7.8%.

See Note 8, Borrowings, in the Notes to the Consolidated Financial Statements included elsewhere in this report for further information on our Interest expense and our borrowings.

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

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands)	2024	2023	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$(1,706)	$(18,180)	$16,474	*
Fair value mark-to-market adjustment on asset-backed notes	(72,089)	(99,951)	27,862	*
Fair value mark-to-market adjustment on derivatives	4,464	8,583	(4,119)	*
Total fair value mark-to-market adjustment	(69,331)	(109,548)	40,217	*
Charge-offs, net of recoveries on loans receivable at fair value	(331,413)	(363,824)	32,411	*
Net settlements on derivative instruments	7,531	(5,284)	12,815	*
Fair value mark on loans sold (2)	(75,200)	(118,183)	42,983	*
Total net decrease in fair value	$(468,413)	$(596,839)	$128,426	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(6.9)%	(10.4)%
Charge-offs, net of recoveries on loans receivable at fair value	(33.1)%	(34.4)
Total net decrease in fair value	(40.0)%	(44.8)%
Discount rate	7.92%	10.10%
Remaining cumulative charge-offs	11.68%	12.10%
Average life in years	1.11	1.01
* Not meaningful

(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value for the year ended December 31, 2024, includes a fair value mark-to-market adjustment of $(33.7) million related to the credit cards receivable portfolio reclassified as held for sale. See Note 5, Loans Held for Sale and Loans Sold in the Notes to the Consolidated Financial Statements included elsewhere in this report for further information on Credit cards receivable held for sale.

(2) The fair value mark-to-market adjustment on loans receivable at fair value shown for the year ended December 31, 2023 and December 31, 2024, includes $(118.2) million and $(75.2) million, respectively, related to the cumulative fair value mark on loans sold in other sales in 2023 and 2024. This fair value mark on loans sold represents the life-to-date mark-to-market adjustment for the loans sold and is presented separately for the loans sold to assist in reconciling to our non-GAAP measure, Adjusted EBITDA.

Net decrease in fair value. Net decrease in fair value for 2024 was $468.4 million. This amount represents a total fair value mark-to-market decrease of $69.3 million on Asset-backed notes, Loans Receivable at fair value, and our derivative assets. The total fair value mark-to-market adjustment consists of a $(1.7) million mark-to-market adjustment on Loans Receivable at Fair Value due to a decrease in remaining cumulative charge-offs from 12.10% as of December 31, 2023 to 11.68% as of December 31, 2024, a decrease in the discount rate from 10.10% as of December 31, 2023 to 7.92% as of December 31, 2024, and an increase in average life from 1.01 years as of December 31, 2023 to 1.11 years as of December 31, 2024. These were offset by a $33.7 million decrease in fair value associated with the sale of the credit cards receivable portfolio. The $(72.1) million mark-to-market adjustment on Asset-backed notes is due to falling rates and narrowing asset-backed securitization spreads. The net decrease in charge-offs, net of recoveries, for 2024 was $331.4 million. The total net decrease in fair value for the year ended December 31, 2024 includes a $(75.2) million adjustment related to the fair value mark on other loan sales in 2024. We expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Net decrease in fair value for 2023 was $596.8 million. This amount represents a total fair value mark-to-market decrease of $109.5 million on Asset-backed notes, Loans Receivable at fair value, and our derivative assets. The total fair value mark-to-market adjustment consists of a $(18.2) million mark-to-market adjustment on Loans Receivable at Fair Value due to an increase in remaining cumulative charge-offs from 10.38% as of December 31, 2022 to 12.10% as of December 31, 2023, partially offset by a decrease in the discount rate from 11.48% as of December 31, 2022 to 10.10% as of December 31, 2023. The $(100.0) million mark-to-market adjustment on Asset-backed notes is due to falling rates and narrowing asset-backed securitization spreads. The net decrease in charge-offs, net of recoveries, for 2023 was $363.8 million. The total net decrease in fair value for the year ended December 31, 2023 includes a $(118.2) million adjustment related to the fair value mark on other loan sales in 2023.

Charge-offs, net of recoveries

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Total charge-offs, net of recoveries	$331,413	$363,824	$(32,411)	(8.9)%
Average Daily Principal Balance	2,766,634	2,992,592	(225,958)	(7.6)%
Annualized Net Charge-Off Rate	12.0%	12.2%

Charge-offs, net of recoveries.

Our Annualized Net Charge-Off Rate decreased to 12.0% for the year ended December 31, 2024, from 12.2% for the year ended December 31, 2023. When measured in dollars, Net Charge-Offs decreased by $32.4 million for the year ended December 31, 2024. The annualized net charge-off rate decreased by 18 basis points due to an 8.9% decrease in total charge-offs net of recoveries, offset by a 7.6% decrease in average daily principal balance. Our annualized net charge-offs decreased in 2024 as loans from our back-book, originated prior to our significant credit tightening actions in July 2022, decreased as a percentage of our owned receivables. As of December 31, 2024, loans from our back-book represented only 5% of our owned receivables balance, and as a result, we expect the back book to become less impactful in 2025. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees, and general, administrative and other expenses. We anticipate operating expenses to decrease in 2025 as compared to 2024, primarily driven by the continued diversification of the workforce to lower-cost geographies and a reduction in non-essential vendor spend. This will be partially offset by additional investments in loan originations and portfolio growth.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build and maintain our A.I.-enabled multi-channel platform, and consists of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second component includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees, and depreciation and amortization. Lastly, the third component includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Technology and facilities	$166,177	$219,406	$(53,229)	(24.3)%
Percentage of total revenue	16.6%	20.8%

Technology and facilities. Technology and facilities expense decreased by $53.2 million, or 24.3%, from $219.4 million for 2023 to $166.2 million for 2024. The decrease is primarily due to a $21.7 million decrease in wages and salaries, $13.8 million decrease in services and software costs driven by lower usage, $8.0 million decrease in outsourcing and professional fees, $5.5 million decrease driven by the write-off of embedded finance, investing, and retirement products in 2023, $4.7 million decrease in office rent, and $2.7 million decrease in depreciation costs. The decrease was offset by a $4.0 million decrease in capitalization of internally developed software following the reductions in force in 2023 and 2024.

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

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages and CAC)	2024	2023	$	%
Sales and marketing	$66,973	$75,284	$(8,311)	(11.0)%
Percentage of total revenue	6.7%	7.1%
Customer Acquisition Cost (CAC)	$125	$161	$(36)	(22.4)%

Sales and marketing. Sales and marketing expenses to acquire our members decreased by $8.3 million, or 11.0%, from $75.3 million for 2023 to $67.0 million for 2024. Our net decrease in sales and marketing expenses during the year ended December 31, 2024 was primarily attributable to a $7.7 million decrease in wages and salaries due to the decrease in headcount following our efforts to streamline operations, $1.3 million decrease in service costs, $1.8 million decrease in our digital marketing and pay per lead channels, and $1.1 million decrease in our outsourcing and professional fees. This decrease was offset by a $3.5 million increase in our direct mail marketing channel. As a result of our increase in number of loans originated and decrease in our sales and marketing expenses during the year ended December 31, 2024, our CAC decreased by 22.4%, from $161 for the year ended December 31, 2023, to $125 for the year ended December 31, 2024.

Personnel

Personnel expense represents compensation and benefits that we provide to our employees, and include salaries, wages, bonuses, commissions, related employer taxes, medical and other benefits provided and stock-based compensation expense for all of our staff with the exception of our telesales, lead generation, and retail operations which are included in sales and marketing expenses, and technology which is included in technology and facilities.

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Personnel	$87,166	$121,843	$(34,677)	(28.5)%
Percentage of total revenue	8.7%	11.5%

Personnel. Personnel expense decreased by $34.7 million, or 28.5%, from $121.8 million for 2023, to $87.2 million for 2024. The decrease is primarily driven by our workforce optimization efforts in 2023 and 2024. We expect our 2025 personnel expense to be similar to the personnel expense for 2024.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. The costs related to our third-party contact centers located in Colombia and the Philippines are included in outsourcing and professional fees, however, both locations were closed during 2024.

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Outsourcing and professional fees	$36,847	$45,401	$(8,554)	(18.8)%
Percentage of total revenue	3.7%	4.3%

Outsourcing and professional fees. Outsourcing and professional fees decreased by $8.6 million, or 18.8%, from $45.4 million for 2023 to $36.8 million for 2024. The decrease is primarily attributable to a $5.8 million decrease in outsourcing services, a $3.0 million decrease in professional services, credit reports and legal fees, and a $1.1 million decrease in accounting and auditing fees. These were offset by a $2.0 million increase in expenses associated with debt recovery and court filings.

General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses related to workforce optimization and streamlining operations, and acquisition-related expenses.

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
General, administrative and other	$53,218	$72,385	$(19,167)	(26.5)%
Percentage of total revenue	5.3%	6.8%

General, administrative and other. General, administrative and other expense decreased by $19.2 million, or 26.5%, from $72.4 million for 2023, to $53.2 million for 2024, primarily due to a decrease of $19.3 million driven by lower costs related to our workforce optimization, $6.5 million decrease in acquisition and integration related expenses, and $1.2 million decrease in postage and printing. These were offset by a $6.4 million increase related to impairment of right-of-use asset and fixed asset disposal of our San Carlos office and a $2.0 million increase due to loss on foreign currency exchange.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the years ended December 31, 2024 and 2023 we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Year Ended December 31,		2024 vs. 2023 Change
(in thousands, except percentages)	2024	2023	$	%
Income tax expense (benefit)	$(36,495)	$(73,702)	$37,207	50.5%
Percentage of total revenue	(3.6)%	(7.0)%
Effective tax rate	31.7%	29.1%

Income tax benefit. Income tax benefit decreased by $37.2 million or 50.5%, from $73.7 million for 2023 to $36.5 million for 2024, primarily resulting from lower pretax losses for the annual period ended December 31, 2024, the tax benefits of the return-to-provision adjustments and the generation of tax credits.

Valuation Allowance. As of December 31, 2024, we have $80.3 million of U.S. net deferred tax assets, of which $71.5 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

For personal loans and credit card, the discount rate is determined by using the Weighted Average Capital Cost (“WACC”), which was calculated using the Capital Asset Pricing Model (“CAPM”) method, also considering several components of financing, debt and equity.

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

The table below reflects the application of this methodology for the eight quarters since January 1, 2023, on loans held for investment. The data in the table below represents all of our credit products.

	Three Months Ended
	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024 (1)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Weighted average portfolio yield over the remaining life of the loans	26.81%	26.96%	28.42%	28.87%	29.10%	29.58%	29.85%	29.61%
Less: Servicing fee	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%	(5.00)%
Net portfolio yield	21.81%	21.96%	23.42%	23.87%	24.10%	24.58%	24.85%	24.61%
Multiplied by: Weighted average life in years	1.110	1.113	1.016	1.027	1.007	0.995	0.955	0.963
Pre-loss cash flow	24.21%	24.44%	23.79%	24.50%	24.26%	24.45%	23.74%	23.69%
Less: Remaining cumulative charge-offs	(11.68)%	(11.94)%	(11.57)%	(11.92)%	(12.10)%	(11.93)%	(11.35)%	(11.72)%
Net cash flow	12.54%	12.51%	12.23%	12.58%	12.16%	12.52%	12.39%	11.97%
Less: Discount rate multiplied by average life	(8.79)%	(9.27)%	(8.80)%	(9.34)%	(10.17)%	(11.09)%	(10.61)%	(10.66)%
Gross fair value premium (discount) as a percentage of loan principal balance	3.75%	3.23%	3.43%	3.24%	1.99%	1.43%	1.78%	1.31%
Discount Rate	7.92%	8.33%	8.66%	9.10%	10.10%	11.15%	11.10%	11.07%
(1) On June 21, 2024, we entered into a nonbinding letter of intent with a third-party to sell the credit cards receivable portfolio and was classified as held-for-sale on June 30, 2024. On September 24, 2024, we entered into a definitive agreement to sell the credit cards receivable portfolio and completed the sale on November 12, 2024. As such, the credit card receivable portfolio has been excluded starting June 30, 2024. All prior periods presented in the table above include the fair value components of the credit cards receivable portfolio.

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

Adjusted EBITDA

We define Adjusted EBITDA as our net income, adjusted to eliminate the effect of certain items as described below. We believe that Adjusted EBITDA is an important measure because it allows management, investors and our Board to evaluate and compare operating results, including return on capital and operating efficiencies, from period-to-period, by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of income taxes, certain non-cash items, variable charges and timing differences.

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Year Ended December 31,
	2024	2023
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$(1,706)	$(18,180)
Fair value mark-to-market adjustment on asset-backed notes	(72,089)	(99,951)
Fair value mark-to-market adjustment on derivatives	4,464	8,583
Total fair value mark-to-market adjustment	$(69,331)	$(109,548)
(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value includes the fair value mark-to-market adjustment of $(33.7) million related to the credit card receivables portfolio reclassified to held for sale. See Note 5, Loans Held for Sale and Loans Sold in the Notes to the Condensed Financial Statements included elsewhere in this report for further information on Credit cards receivable held for sale. In addition, the fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2024	2023 (1)
Net income (loss)	$(78,682)	$(179,951)
Adjustments:
Income tax benefit	(36,495)	(73,702)
Interest on corporate financing	51,135	51,781
Depreciation and amortization	52,186	54,879
Stock-based compensation expense	13,053	17,997
Workforce optimization expenses	3,067	22,485
Other non-recurring charges	30,952	15,524
Fair value mark-to-market adjustment	69,331	109,548
Adjusted EBITDA	$104,547	$18,561
(1) Our calculation of Adjusted EBITDA was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The value for the year ended December 31, 2023 for Adjusted EBITDA shown in the table above has been revised and presented on a comparable basis, prior to these revisions the value would have been $1.7 million.

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

The following table presents a reconciliation of net income (loss) to Adjusted Net Income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Adjusted Net Income Loss (in thousands)	2024	2023 (1)
Net income (loss)	$(78,682)	$(179,951)
Adjustments:
Income tax benefit	(36,495)	(73,702)
Stock-based compensation expense	13,053	17,997
Workforce optimization expenses	3,067	22,485
Other non-recurring charges	30,952	15,524
Net decrease in fair value of credit cards receivable	36,177	—
Mark-to-market adjustment on asset-backed notes	72,089	99,951
Adjusted income (loss) before taxes	40,161	(97,696)
Normalized income tax expense	10,843	(26,378)
Adjusted Net Income (Loss)	$29,318	$(71,318)
Income tax rate (2)	27.0%	27.0%
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The value for the year ended December 31, 2023 for Adjusted Net Income (Loss) shown in the table above has been revised and presented on a comparable basis, prior to these revisions the value would have been $(124.1) million.
(2) Income tax rates for the years ended December 31, 2024 and December 31, 2023, are based on a normalized statutory rate.

Adjusted Earnings (Loss) Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors, and our Board to evaluate the operating results, operating trends, and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023 (1)
Diluted earnings (loss) per share	$(1.95)	$(4.88)
Adjusted EPS
Adjusted Net Income (Loss)	$29,318	$(71,318)

Basic weighted-average common shares outstanding	40,356,025	36,875,950
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	500,705	—
Diluted adjusted weighted-average common shares outstanding	40,856,730	36,875,950
Adjusted Earnings (Loss) Per Share	$0.72	$(1.93)
(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The value for the year ended December 31, 2023 for Adjusted EPS shown in the table above has been revised and presented on a comparable basis, prior to these revisions the value would have been $(3.37).

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the years ended December 31, 2024 and 2023. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Year Ended December 31,
(in thousands)	2024	2023 (1)
Return on Equity	(20.8)%	(37.8)%
Adjusted Return on Equity
Adjusted Net Income	$29,318	$(71,318)
Average stockholders’ equity	$379,107	$476,002
Adjusted Return on Equity	7.7%	(15.0)%

(1) Our calculation of Adjusted Net Income (Loss) was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The value for the year ended December 31, 2023 for Adjusted Return on Equity shown in the table above has been revised and presented on a comparable basis, prior to these revisions the values would have been (26.1)%.

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

The following table presents a reconciliation of Operating Efficiency to Adjusted Operating Efficiency, Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the years ended December 31, 2024 and 2023:

	As of or for the Year Ended December 31,
(in thousands)	2024	2023 (1)
Operating Efficiency	41.0%	50.6%
Adjusted Operating Efficiency
Total revenue	$1,001,775	$1,056,919
Total operating expense	410,381	534,319
Stock-based compensation expense	(13,053)	(17,997)
Workforce optimization expenses	(3,067)	(22,485)
Other non-recurring charges	(12,921)	(14,409)
Total adjusted operating expenses	$381,340	$479,428
Adjusted Operating Efficiency	38.1%	45.4%

Average Daily Principal Balance	$2,766,634	$2,992,592

Operating Expense Ratio	14.8%	17.9%
Adjusted Operating Expense Ratio	13.8%	16.0%
(1) Our calculation of Adjusted Operating Efficiency was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The value for the year ended December 31, 2023 shown in the table above has been revised and presented on a comparable basis, prior to these revisions the value would have been 42.7%.

Liquidity and Capital Resources

To date, we fund the majority of our operating liquidity and operating needs through a combination of cash flows from operations, securitizations, secured borrowings, Corporate Financing and structured and whole loan sales. We may utilize these or other sources in the future. Our material cash requirements relate to funding our lending activities, our debt service obligations, our operating expenses, and investments in the long-term growth of the Company.

We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Elevated and fluctuating interest rates, credit trends and other macroeconomic conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, and losses would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

The following table summarizes our total liquidity reserves:

	As of or for the Year Ended December 31, 2024
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$59,968	N/A	$59,968
Restricted cash	154,657	N/A	154,657
Secured financing	766,130	539,204	226,926
Structured and Whole loan forward flow agreements (1)	589,177	544,422	44,755
Total liquidity	$1,569,932	$1,083,626	$486,306
(1) During the period, $10.8 million of the allocated capacity was unsold and relinquished. The remaining unsold amount was removed from the total available capacity of $600.0 million, reducing the overall capacity to $589.2 million.

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Cash, cash equivalents and restricted cash	$214,625	$206,016
Cash provided by (used in)
Operating activities	393,522	392,765
Investing activities	(193,689)	(286,181)
Financing activities	(191,224)	(104,385)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $393.5 million and $392.8 million for the years ended December 31, 2024 and 2023, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $0.8 million increase in our net cash provided by operating activities is primarily driven by a $101.3 million decrease in our net loss, and a $42.6 million increase attributed to changes in our deferred tax assets as a result of our year-end tax provision. These were partially offset by a $128.4 million decline in our fair value mark to market adjustment, $9.4 million decline in origination fees for loans receivable at fair value and $5.6 million lower stock compensation, for the current year compared to prior year, respectively.

Investing Activities

Our net cash used in investing activities was $193.7 million and $286.2 million for the years ended December 31, 2024 and 2023, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to $54.5 million lower loan disbursements, $50.4 million in higher loan sales primarily due to the proceeds received from the sale of our credit cards receivable portfolio, and $12.1 million lower capitalization of system development costs, which were partially offset by a $25.1 million decrease in repayments of loan principal for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Financing Activities

Our net cash used in financing activities was $191.2 million and $104.4 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, net cash used in financing activities was primarily driven by amortization payments on our Series 2021-A, Series 2021-B, Series 2021-C, Series 2022-A, Series 2022-2 and Series 2022-3 asset-backed notes at fair value; and Series 2024-1 and Series 2024-2 asset-backed notes, and our other asset-backed borrowings and repayments of borrowings on our PLW Facility, PLW II Facility, CCW and Acquisition and Corporate Financing facilities, partially offset by borrowings under our asset-backed borrowings at amortized cost. For the year ended December 31, 2023, net cash used in financing activities was primarily driven by principal payments on our Acquisition Financing facility, our Series 2019-A, Series 2021-A, Series 2022-2 and Series 2022-3 asset-backed notes, and repayments on our PLW facility, partially offset by borrowings under our PLW facility, Corporate Financing, and our asset-backed borrowings at amortized cost.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

As of December 31, 2024, we had $1.6 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also variable interest entities (“VIEs”) that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of December 31, 2024, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of December 31, 2024, we had Secured Financings with warehouse lines of $766.1 million in the aggregate with undrawn capacity of $226.9 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. On January 31, 2024, we further amended the Credit Card Warehouse facility to adjust our payment rate, advance rate, and other loan sales. Additionally, our commitment amount reduced from $100.0 million to $80.0 million. On September 24, 2024, we further amended the Credit Card Warehouse facility and reduced the commitment amount from $80.0 million to $60.0 million. On November 10, 2024, the Credit Card Warehouse facility was terminated. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

On August 5, 2024, in connection with the closing of the PLW II Facility, Oportun PLW II Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Facility has a three year term and a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On November 1, 2024, the PLW II Facility was amended to increase the borrowing capacity to $337.1 million (the “PLW II Amendment”). Under the PLW II Amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

On September 20, 2024, Oportun PLW Trust, a subsidiary of the Company, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank and certain lenders from time to time party thereto, entered into an amendment to the Loan and Security Agreement, dated as of September 8, 2021, and other related documents, under the PLW Facility. Following the amendment, the PLW Facility has a two-year term and had a borrowing capacity of $306.45 million. Borrowings under the PLW Facility loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.40%. The advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On November 22, 2024, the PLW Facility was further amended to increase the borrowing capacity to approximately $429.0 million (the “PLW Amendment”). Under the PLW Amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

Asset-Backed Borrowings at Amortized Cost

On August 29, 2024, we announced the issuance of $223.3 million of Series 2024-2 asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2024-2 Securitization"). The 2024-2 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.22% per annum and weighted average coupon of 8.07% per annum.

On February 13, 2024, we announced the issuance of $199.5 million of Series 2024-1 asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.600% per annum and weighted average coupon of 8.434% per annum.

On October 20, 2023, we entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”), pursuant to which the Company borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we had a commitment to sell up to $400.0 million of our personal loan originations over twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the year ended December 31, 2024, we transferred loans receivable totaling $192.7 million.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. On April 26, 2024, we amended the agreement to extend the term through October 2024 and committed to sell $150.0 million of personal loan originations. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. As part of this agreement, during the year ended December 31, 2024, we transferred loans receivable totaling $151.0 million.

Acquisition Financing

On December 20, 2021, Oportun RF, LLC, our wholly-owned subsidiary, issued a $116.0 million asset-backed floating rate variable funding note, and an asset-backed residual certificate, both of which are secured by certain residual cash flows from our securitizations and guaranteed by Oportun, Inc. The note was used to fund the cash consideration paid for the acquisition of Digit. On May 24, 2022, and subsequently on July 28, 2022, pursuant to amended indentures, Oportun RF, LLC issued an additional $20.9 million and $9.1 million asset-backed floating rate variable funding notes, and asset-backed residual certificates, both of which are also secured by certain cash flows from our securitizations and guaranteed by Oportun, Inc., increasing the size of the facility to $119.5 million. The amendments also replaced the interest rate based on LIBOR with an interest rate based on SOFR plus 8.00%. The Acquisition Financing facility was scheduled to pay down based on an amortization schedule with a final payment in May 2024. Subsequently, on February 10, 2023, the Acquisition Financing facility was further amended, including among other things, revising the interest rate to SOFR plus 11.00% and adjusting the amortization schedule to defer $42.0 million in principal payments through July 2023, with final payment in October 2024. On December 20, 2023, Oportun RF, LLC was amended to provide for the exclusion of certain events with respect to Oportun Funding XIV, LLC, a subsidiary of the Company, including a Rapid Amortization Event (as defined in the Sixth RF Indenture Amendment), the release of the RF Issuer’s (as defined in the Sixth RF Indenture Amendment) lien on certain residual certificates and notes, and makes certain other immaterial changes. On March 8, 2024, the Acquisition Financing facility (Oportun RF, LLC) was further amended to provide for a three-month principal payment holiday for the months of March, April and May 2024, in amounts equal to $5.7 million per month. In addition, the amendment extended the term of the Acquisition Financing facility to January 10, 2025. On November 14, 2024 (the "Term Loan Closing"), the Acquisition Financing was terminated and the associated outstanding loan balance was repaid in full.

Corporate Financing

On September 14, 2022, we entered into a Credit Agreement with certain funds associated with Neuberger Berman Specialty Finance (“Neuberger”) as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent to borrow $150.0 million through a senior secured term loan (the “Original Credit Agreement” and the “Original Term Loan”). The Original Term Loan bore interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The Original Term Loan was scheduled to mature on September 14, 2026, and was not subject to amortization. Certain prepayments of the Original Term Loan were subject to a prepayment premium. The obligations under the Original Credit Agreement were secured by our assets and certain of our subsidiaries guaranteeing the Original Term Loan, including pledges of the equity interests of certain subsidiaries that were directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended the Original Credit Agreement to be able to borrow up to an additional $75.0 million (the “Amended Credit Agreement”). At closing and as part of the Incremental Tranche A-1 Loans, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Second Amended Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") on May 5, 2023 and an additional $25.0 million of incremental term loans (the “Incremental Tranche C Loans”) on June 30, 2023. The Original Term Loan then bore interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%. On March 12, 2024, the Company entered into an amendment to the Second Amended Credit Agreement (the “Third Amended Credit Agreement”), which includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and required certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amended Credit Agreement required principal payments equal to 100% of the net cash proceeds of any future issuance of indebtedness junior in priority to the obligations under the Original Credit Agreement, as amended. On November 14, 2024, the Original Credit Agreement, as amended, was terminated and the associated outstanding Original Term Loan was repaid in full, in connection with the Refinancing Credit Agreement disclosed below.

On October 23, 2024, we entered into a Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC as lenders, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, pursuant to which we borrowed $235 million through a senior secured term loan (the “Refinancing Credit Agreement” and the “Refinancing Term Loan”). The Refinancing Term Loan bears interest at (a) a cash rate of 12.50% per annum plus (b) an amount payable in cash or in kind, at our option, equal to 2.50% and is scheduled to mature on November 14, 2028. On November 14, 2024, we repaid in full the Original Credit Agreement, as amended. Certain prepayments under the Refinancing Agreement are subject to a prepayment premium. The obligations under the Refinancing Credit Agreement are secured by our assets and certain of subsidiaries guaranteeing the loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. The Refinancing Credit Agreement contains several financial covenants; these covenants are included together with other customary affirmative and negative covenants (including reporting requirements), representations and warranties and events of default.

As of December 31, 2024, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financings and Acquisition Financing and Corporate Financing, see Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Other Loan Sales

During 2024, we entered into agreements to sell certain populations of our personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment. For the twelve months ended December 31, 2024, we sold approximately $78.5 million of such loans. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Whole Loan Sales

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment, through December 2025, to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell up to $4.2 million each month, subject to certain eligibility criteria. The agreement is scheduled to expire in December 2025.

In November 2023, we entered into a forward flow whole loan sale agreement with an institutional investor, under which we expect to sell approximately $100 million of our secured and unsecured personal loans in fiscal year 2025, subject to certain eligibility criteria. This agreement is scheduled to expire in November 2026.

The originations of loans sold and held for sale during the year ended December 31, 2024 were $119.6 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Acquisition Financing and Secured Financings, corporate and retail leases, and purchase commitments for technology used in the business. See Note 8, Borrowings and Note 15, Leases, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included elsewhere in this report for more information.

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

We have audited the accompanying consolidated balance sheets of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 20, 2025

We have served as the Company's auditor since 2010.

OPORTUN FINANCIAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$59,968	$91,187
Restricted cash	154,657	114,829
Loans receivable at fair value	2,778,523	2,962,352
Capitalized software and other intangibles, net	86,588	114,735
Right of use assets - operating	9,775	21,105
Other assets	137,592	107,680
Total assets	$3,227,103	$3,411,888

Liabilities and stockholders' equity
Liabilities
Secured financing	$535,469	$289,951
Asset-backed notes at fair value	1,080,690	1,780,005
Asset-backed borrowings at amortized cost	984,333	581,468
Acquisition and corporate financing	203,751	258,746
Lease liabilities	18,200	28,376
Other liabilities	50,851	68,938
Total liabilities	2,873,294	$3,007,484
Note 15 Leases, Commitments and Contingencies

Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at December 31, 2024 and December 31, 2023; 36,383,879 shares issued and 36,111,856 shares outstanding at December 31, 2024; 34,741,076 shares issued and 34,469,053 shares outstanding at December 31, 2023	7	7
Common stock, additional paid-in capital	612,642	584,555
Accumulated deficit	(252,531)	(173,849)
Treasury stock at cost, 272,023 and 272,023 shares at December 31, 2024 and December 31, 2023	(6,309)	(6,309)
Total stockholders’ equity	353,809	404,404
Total liabilities and stockholders' equity	$3,227,103	$3,411,888
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue
Interest income	$925,468	$963,496
Non-interest income	76,307	93,423
Total revenue	1,001,775	1,056,919
Less:
Interest expense	238,158	179,414
Net decrease in fair value	(468,413)	(596,839)
Net revenue	295,204	280,666

Operating expenses:
Technology and facilities	166,177	219,406
Sales and marketing	66,973	75,284
Personnel	87,166	121,843
Outsourcing and professional fees	36,847	45,401
General, administrative and other	53,218	72,385
Total operating expenses	410,381	534,319

Income (loss) before taxes	(115,177)	(253,653)
Income tax benefit	(36,495)	(73,702)
Net loss	$(78,682)	$(179,951)

Net loss attributable to common stockholders	$(78,682)	$(179,951)

Share data:
Earnings (loss) per share:
Basic	$(1.95)	$(4.88)
Diluted	$(1.95)	$(4.88)
Weighted average common shares outstanding:
Basic	40,356,025	36,875,950
Diluted	40,356,025	36,875,950
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

For the Years Ended December 31, 2024 and 2023
	Common Stock			Warrants
	Shares	Par Value	Additional Paid-in Capital	Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2024	34,469,053	$7	$565,124	4,193,453	$19,431	$(173,849)	$(6,309)	$404,404
Stock-based compensation expense	—	—	13,965	—	—	—	—	13,965
Vesting of restricted stock units, net of shares withheld	1,642,803	—	(272)	—	—	—	—	(272)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	4,853,006	14,394	—	—	14,394
Net loss	—	—	—	—	—	(78,682)	—	(78,682)
Balance – December 31, 2024	36,111,856	$7	$578,817	9,046,459	$33,825	$(252,531)	$(6,309)	$353,809

Balance – January 1, 2023	33,354,607	$7	$547,799	—	$—	$6,102	$(6,309)	$547,599
Issuance of common stock upon exercise of stock options, net of shares withheld	37,314	—	(46)	—	—	—	—	(46)
Stock-based compensation expense	—	—	20,024	—	—	—	—	20,024
Vesting of restricted stock units, net of shares withheld	1,077,132	—	(2,653)	—	—	—	—	(2,653)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	4,193,453	19,431	—	—	19,431
Net loss	—	—	—	—	—	(179,951)	—	(179,951)
Balance – December 31, 2023	34,469,053	$7	$565,124	4,193,453	$19,431	$(173,849)	$(6,309)	$404,404
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(78,682)	$(179,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,157	54,885
Fair value adjustment, net	468,413	596,839
Origination fees for loans receivable at fair value, net	(32,796)	(23,360)
Gain on loan sales	(6,010)	(8,481)
Stock-based compensation expense	12,989	18,593
Other, net	4,197	(53,195)
Originations of loans sold and held for sale	(119,551)	(56,603)
Proceeds from sale of loans	124,068	65,088
Changes in operating assets and liabilities	(30,263)	(21,050)
Net cash provided by operating activities	393,522	392,765
Cash flows from investing activities
Originations and purchases of loans held for investment	(1,525,656)	(1,580,134)
Proceeds from loan sales originated as held for investment	54,491	4,055
Repayments of loan principal	1,297,549	1,322,601
Capitalization of system development costs	(19,187)	(31,261)
Other, net	(886)	(1,442)
Net cash used in investing activities	(193,689)	(286,181)
Cash flows from financing activities
Borrowings under secured financing	742,066	245,700
Repayments of secured financing	(493,812)	(274,751)
Borrowings under asset-backed notes at fair value	—	—
Repayments of asset-backed notes at fair value	(771,403)	(707,619)
Borrowings under asset-backed borrowings at amortized cost	771,420	626,405
Repayments of asset-backed borrowings at amortized cost	(364,035)	(33,615)
Borrowings under acquisition and corporate financing	223,243	73,355
Repayments of acquisition and corporate financing	(285,663)	(28,442)
Payments of deferred financing costs	(12,768)	(2,719)
Net payments related to stock-based activities	(272)	(2,699)
Net cash used in financing activities	(191,224)	(104,385)
Net increase in cash and cash equivalents and restricted cash	8,609	2,199
Cash and cash equivalents and restricted cash, beginning of period	206,016	203,817
Cash and cash equivalents and restricted cash, end of period	$214,625	$206,016

Supplemental disclosure of cash flow information
Cash and cash equivalents	$59,968	$91,187
Restricted cash	154,657	114,829
Total cash and cash equivalents and restricted cash	$214,625	$206,016

Cash paid for income taxes, net of refunds	$1,043	$(1,860)
Cash paid for interest	$213,973	$183,973
Cash paid for amounts included in the measurement of operating lease liabilities	$12,518	$14,070
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$(4,413)	$1,835
Non-cash investment in capitalized assets	$1,354	$(305)
Non-cash financing activities	$58,729	$17,807
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2024

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun," or the "Company") is a mission driven financial services company that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help grow its members' financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of products powered by A.I., offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

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
•The aggregate indirect and direct variable interests held by us have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE; and
•Qualitative and quantitative factors regarding the nature, size, and form of the Company’s involvement with the VIE.

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

As of December 31, 2024, 41%, 27%, 10%, 6% and 4% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively. Owned principal balance related to borrowers from each of the remaining states of operation continues to be at or below 3%. As of December 31, 2023, 46%, 26%, 9%, 5% and 3% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively, and the owned principal balance related to borrowers from each of the remaining states was at or below 3%.

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

Restricted Cash ‑ Restricted cash represents cash held at a financial institution as part of the collateral for the Company’s Secured Financing, asset-backed notes and loans designated for sale. Additionally, cash held in reserve accounts by the Company and letters of credit held with the Company's banking institutions are presented in our restricted cash.

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

Intangible Assets - At the time intangible assets are initially recognized, a determination is made with regard to each asset as it relates to its useful life. We have determined that each of our intangible assets has a finite useful life with the exception of certain trade names, which we have determined have indefinite lives.

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

Fixed Assets ‑ Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is generally three years for computer and office equipment and furniture and fixtures, and three to five years for purchased software and leasehold improvements. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss, if any, is included in the Consolidated Statements of Operations. Maintenance and repairs are charged to the Consolidated Statements of Operations as incurred.

The Company does not own any buildings or real estate. The Company enters into term leases for its corporate offices, call center and store locations. Leasehold improvements are capitalized and depreciated over the lesser of their physical life or lease term of the building.

Systems Development Costs ‑ The Company capitalizes software developed or acquired for internal use, and these costs are included in Capitalized software and other intangibles, net on the Consolidated Balance Sheets. The Company has internally developed its proprietary Web-based technology platform, which consists of application processing, credit scoring, loan accounting, servicing and collections, debit card processing, data and analytics and digital savings services.

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

The Company acquired developed technology with its acquisition of Hello Digit, Inc. ("Digit"). Developed technology is included in capitalized software. Such costs are amortized on a straight-line basis over the estimated useful life of the assets, which was determined to be seven years.

Impairment ‑ The Company reviews long-lived assets, including fixed assets, right of use assets and system development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired for the years ended December 31, 2024 and 2023, except as disclosed.

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

Acquisition and Corporate Financing ‑ Acquisition and Corporate Financing consists of two components, the Acquisition Financing and the Corporate Financing. The Acquisition Financing was used to fund the cash component of the purchase price for the Digit acquisition, as a result, the interest payments are recorded to General, administrative and other in the Consolidated Statements of Operations. The Acquisition Financing was fully repaid on November 14, 2024. The Corporate Financing is used to fund the operations of the Company, and the interest payments are recorded to Interest Expense in the Consolidated Statements of Operations. The Company reports issuance costs associated with these financings on its balance sheet as a direct reduction in the carrying amount of the notes, and they are amortized over the life of the notes using the effective interest method.

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

Non-Interest Income

Non-interest income includes subscription revenue, servicing fees, gain on loan sales, debit card income, documentation fees, sublease income, interest on member's accounts, and other income.

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

Interest expense ‑ Interest expense consists of interest expense associated with the Company’s Secured Financing, Asset-backed notes at fair value, Asset-backed borrowings at amortized cost, and Acquisition and Corporate Financing, and it includes the amortization of deferred origination costs for the Corporate Financing and Secured Financing facilities as well as fees for the unused portion of the Secured Financing facility. The Company elected the fair value option for all asset-backed notes at fair value. Accordingly, all origination costs for such asset-backed notes at fair value are expensed as incurred.

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

The Company granted restricted stock units ("RSUs") to employees that vest upon the satisfaction of time-based criterion of up to four years and in some cases, an additional market criterion based on the Company’s stock price. These RSUs were not considered vested until both criteria were met and provided that the participant was in continuous service on the vesting date. The fair value for awards with a market criterion is estimated using a Monte Carlo simulation. The Company recognizes stock-based compensation expenses using the straight-line basis over the requisite service period net of forfeitures.

Treasury Stock ‑ Treasury stock is reported at cost, and no gain or loss is recorded on stock repurchase transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company did not retire or re-issue any treasury stock for the years ended December 31, 2024 and 2023.

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

Accounting Standards to be Adopted

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires entities to disclose in their rate reconciliation table additional categories or information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold and requires annual disclosure of income taxes paid to be disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. While early adoption is permitted, the company will evaluate the effect of the new guidance and determine when it will be implemented. The ASU expands tax disclosures but it will not have a material impact on the consolidated financial statements.

Income Statement - In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. While early adoption is permitted, the company will evaluate the effect of the new guidance and determine when it will be implemented. The ASU expands Expense disclosures but it will not have a material impact on the consolidated financial statements.

Recently Adopted Accounting Standards

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances disclosures about significant segment expenses, provides new segment disclosure requirements for entities with a single reportable segment, enhances interim disclosure requirements, clarifies circumstances in which an entity is permitted to disclose multiple segment measures of profit or loss and other disclosure requirements. The Company adopted ASU 2023-07 on December 31, 2024. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows but enhanced the disclosure of its segment reporting disclosures. Early adoption is permitted. See Note 17, Segment Reporting.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Net loss	$(78,682)	$(179,951)
Net loss attributable to common stockholders	$(78,682)	$(179,951)

Basic weighted-average common shares outstanding	40,356,025	36,875,950
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Diluted weighted-average common shares outstanding	40,356,025	36,875,950

Earnings (loss) per share:
Basic	$(1.95)	$(4.88)
Diluted	$(1.95)	$(4.88)

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2024	2023
Stock options	2,192,211	2,953,853
Restricted stock units	4,360,532	3,709,422
Total anti-dilutive common share equivalents	6,552,743	6,663,275

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2024	2023
Consolidated VIE assets
Restricted cash	$136,572	$91,466
Loans receivable at fair value	2,242,568	2,539,186
Total VIE assets	2,379,140	2,630,652
Consolidated VIE liabilities
Secured financing (1)	539,204	290,949
Asset-backed notes at fair value	1,080,690	1,780,005
Asset-backed borrowings at amortized cost	476,557	195,057
Acquisition financing (1)	—	57,237
Total VIE liabilities	$2,096,451	$2,323,248
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Other Loan Sales - The Company enters into agreements to sell certain populations of its personal loans and credit card receivables from time to time, including non-performing loans and credit card receivables originated as held for investment. The sold loans were accounted for under the fair value option. The loan sales qualified for sale accounting treatment and the Company derecognized these loans from its Consolidated Balance Sheets upon sale.

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which we agree to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the year ended December 31, 2024 was $119.6 million and the Company recorded a gain on sale of $6.0 million and servicing revenue of $6.5 million. The originations of loans sold and held for sale during the year ended December 31, 2023 was $56.6 million and the Company recorded a gain on sale of $8.5 million and servicing revenue of $9.6 million.

Oportun® Visa® Credit Card - On June 21, 2024, the Company entered into a nonbinding letter of intent with a third-party to sell the credit cards receivable portfolio originated under the Company's credit card program. Following the execution of the nonbinding letter of intent, the portfolio was considered to be held for sale and is presented within credit cards receivable held for sale on the Consolidated Balance Sheets. The Company has elected the fair value option for the credit cards receivable portfolio and, as a result, the Company recorded a net decrease in fair value of $36.2 million associated with the terms contained within the nonbinding letter of intent. On September 24, 2024, the Company entered into a definitive agreement to sell its credit cards receivable portfolio. On November 12, 2024, the Company completed the sale of the credit cards receivable portfolio to Continental Purchasing, LLC (the “Credit Cards Receivable Sale Closing”). As a result, the Company de-recognized its Credit Card Receivables Held for Sale in exchange for cash proceeds of $51.2 million. The Company used the proceeds from the sale to pay off the Credit Card Warehouse facility.

Termination of the Card Program Agreements - In connection with the Credit Cards Receivable Sale Closing and pursuant to a program winddown agreement, the Amended and Restated Credit Card Program and Servicing Agreement, dated as of February 5, 2021, by and between the Company and WebBank, and other related documents, terminated effective November 10, 2024.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	December 31,
(in thousands)	2024	2023
Capitalized software, net:
System development costs	$173,444	$158,577
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(155,286)	(119,810)
Total capitalized software, net	$66,658	$87,267

Capitalized software, net

Amortization of system development costs and acquired developed technology for years ended December 31, 2024 and 2023 was $40.1 million and $42.3 million, respectively. System development costs capitalized in the years ended December 31, 2024 and 2023 were $20.5 million and $31.0 million, respectively.

In the annual period ended December 31, 2023, the Company recognized a non-cash pre-tax impairment charge of $5.6 million related to the write-off of embedded finance, investing and retirement products. The non-cash impairment charge is included in Technology and Facilities in the Consolidated Statements of Operations.

Acquired developed technology was $48.5 million and is related to the acquisition of Digit on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Intangible assets:
Member relationships	34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(23,196)	$(15,658)
Total intangible assets, net	19,930	$27,468

Amortization of intangible assets for the years ended December 31, 2024 and 2023 was $7.5 million and $7.7 million. On March 8, 2023, the Company revealed its rebranding of Oportun and Oportun Savings (formerly known as Digit) as a single brand. Therefore, the Company wrote off its $0.8 million Digit trademark.

Expected future amortization expense for intangible assets as of December 31, 2024 is as follows:

(in thousands)	Fiscal Years
2025	$4,929
2026	4,929
2027	4,929
2028	4,780
2029	—
Thereafter	—
Total	$19,567

7.	Other Assets

Other assets consist of the following:

	December 31,
(in thousands)	2024	2023
Fixed assets
Total fixed assets	$40,607	$48,944
Less: Accumulated depreciation	(37,632)	(41,953)
Total fixed assets, net	$2,975	$6,991

Other assets
Prepaid expenses	$11,623	$15,758
Deferred tax assets, net	82,435	48,123
Current tax assets	3,736	4,731
Receivable from banking partner	4,656	4,050
Derivative asset	13,771	9,307
Other	18,396	18,720
Total other assets	$137,592	$107,680

Fixed Assets

Depreciation and amortization expense related to fixed assets for the years ended December 31, 2024 and 2023 was $3.5 million and $4.3 million, respectively.

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

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				December 31, 2024	December 31, 2023
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun CCW Trust (1)	$—	December 1, 2024	Adjusted SOFR + 3.41%	$—	$68,409
Oportun PLW Trust (2)	429,030	September 1, 2027	Term SOFR + 3.35%	265,654	221,542
Oportun PLW II Trust	337,100	August 1, 2028	Term SOFR + 3.07%	269,815	—
Total secured financing	$766,130			$535,469	$289,951

(1) As of December 31, 2023, the facility amount of the Secured Financing - CCW facility (Oportun CCW Trust) was $100.0 million. While the contractual maturity date was December 1. 2024, the facility was extinguished on November 10, 2024 as part of the Credit Cards Receivable Sale Closing.
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

On November 10, 2024, in connection with the Credit Cards Receivable Sale Closing, the Indenture Termination Date as defined in the Indenture by and between Oportun CCW Trust and Wilmington Trust, National Association, dated as of December 20, 2021 (as may from time to time have been amended, restated, or otherwise modified, the “CCW Indenture”), occurred, the CCW Indenture was terminated, and the Company repaid the outstanding balance.

PLW Facility

On August 29, 2024, the Company (Oportun PLW Trust) entered into the Seventh Amendment to the PLW facility (the “PLW Facility”) to modify certain terms of the loan and security agreement to reduce the number of lenders thereunder and to extend the PLW Facility Termination Date until October 8, 2024, during which time no draws were available, and no unused fees accrued.

On September 20, 2024, the Company entered into an amendment to the loan and security agreement and other related documents under the PLW Facility. Following the amendment, the PLW Facility has a two-year term and had a borrowing capacity of $306.5 million. Borrowings under the PLW Facility loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.40% and the advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On November 22, 2024, the Company entered into an another amendment to the loan and security agreement and other related documents to amend certain provisions to increase the borrowing capacity to approximately $429.0 million. Under the amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

PLW II Facility

On August 5, 2024, in connection with the closing of a new warehouse facility, the Company (Oportun PLW II Trust), entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank (the "PLW II Facility"). The PLW II Facility has a three year term and had a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On November 1, 2024, the Company entered into an amendment to the loan and security agreement, and other related documents to amend certain provisions to increase the borrowing capacity to $337.1 million. Under the amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes at fair value:

	December 31, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate (3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$54,463	$62,323	11.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	40,453	46,578	10.82%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	261,939	280,234	5.65%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	427,872	460,500	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	295,963	320,306	2.06%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	—	—	—%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,080,690	$1,169,941

	December 31, 2023
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$145,732	$165,079	9.34%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	135,825	156,027	8.46%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	390,755	415,448	5.44%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	459,212	519,612	2.47%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	466,317	519,115	2.05%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	182,164	200,758	1.78%	2 years
Oportun Funding XIII, LLC (Series 2019-A)	279,412	294,118	—	—	—%	3 years
Total asset-backed notes recorded at fair value:	$2,754,412	$2,834,687	$1,780,005	$1,976,039
(1) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2) Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3) Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of December 31, 2024. The weighted average interest rate for Series 2022-A, Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4) The revolving period for Series 2021-A ended on March 1, 2023, Series 2021-B ended on May 1, 2024, and Series 2022-A ended on June 1, 2024. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	December 31, 2024		December 31, 2023
	Balance		Balance
Asset-backed borrowings at amortized cost	Pledged Asset (1)	Associated Liability	Pledged Asset (1)	Associated Liability
(in thousands)
Oportun Issuance Trust 2024-2	$189,401	$188,316	$—	$—
Oportun Issuance Trust 2024-1	92,759	92,386	—	—
Oportun CL Trust 2023-A	197,390	195,855	197,390	195,057
Other Asset-backed borrowings	503,032	507,776	382,712	386,411
Total asset-backed borrowings recorded at amortized cost:	$982,582	$984,333	$580,102	$581,468
(1) The amount of pledged assets are recognized within the Loans Receivable at Fair Value within the Consolidated Balance Sheet.

On August 29, 2024, the Company announced the issuance of $223.3 million of series 2024-2 asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the "2024-2 Securitization"). The 2024-2 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.22% per annum and weighted average coupon of 8.07% per annum.

On February 13, 2024, the Company announced the issuance of $199.5 million of Series 2024-1 asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.60% per annum and weighted average coupon of 8.43% per annum.

On October 20, 2023, the Company entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”), pursuant to which the Company borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

On June 16, 2023, and August 3, 2023, the Company entered into forward flow whole loan sale agreements and has agreed to sell up to $300 million and $400 million of its personal loan originations over the next following twelve months, respectively. The Company will continue to service these loans upon transfer of the receivables. While the economics of these transactions are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on the Company's balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. The legal entities that facilitate these whole loan sales are not considered VIEs.

Acquisition and Corporate Financing

The following table presents information regarding the Company's Acquisition and Corporate Financings:

				December 31, 2024	December 31, 2023
Entity	Original Balance (1)	Maturity Date (2)	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation - Refinance (3)	$235,000	November 14, 2028	15.00% per annum	$203,751	$—
Oportun Financial Corporation (1)	150,000	September 14, 2026	SOFR (minimum of 0.00%) + 12.00%	—	204,100
Oportun RF, LLC (2)	116,000	January 10, 2025	SOFR (minimum of 0.00%) + 11.00%	—	54,646
Total acquisition and corporate financing	$501,000			$203,751	$258,746
(1) The original Corporate Financing facility (Oportun Financial Corporation) was amended and upsized by $75.0 million on March 10, 2023. The original Credit Agreement was extinguished on November 14, 2024.
(2) As of December 31, 2023, the maturity date of the Acquisition Financing facility (Oportun RF, LLC) was October 10, 2024. In connection with the Term Loan Closing, Oportun RF, LLC was terminated on November 14, 2024.
(3) Oportun Financial Corporation - Refinance refers to the Refinancing Term Loans borrowed pursuant to the Refinancing Credit Agreement, which closed on November 14, 2024.

Amendments to Corporate Financing

On September 14, 2022, the Company entered into a Credit Agreement with certain funds associated with Neuberger Berman Specialty Finance (“Neuberger”) as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent to borrow $150.0 million through a senior secured term loan (the “Original Credit Agreement” and the “Original Term Loan”).

On March 12, 2024, the Company entered into Amendment No. 3 to the Original Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement included modifications to the minimum asset coverage ratio covenant levels, provided for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and required certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amended Credit Agreement required principal payments equal to 100% of the net cash proceeds of any future issuance of indebtedness junior in priority to the obligations under the Original Credit Agreement.

On October 23, 2024, the Company entered into a new Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million of senior secured term loans (the “Refinancing Credit Agreement” and the “Refinancing Term Loans”). The funding of the Refinancing Term Loans (the “Term Loan Closing”) was subject to certain closing conditions, including the repayment of the Company's existing senior secured term loans under the Original Credit Agreement, as amended, and the Acquisition Financing, and was conditioned upon the completion of the sale of the Company's credit cards receivable portfolio, which occurred on November 12, 2024. The Term Loan Closing occurred on November 14, 2024, and the Original Term Loan under the Original Credit Agreement, as amended, was extinguished and paid in full.

The Refinancing Credit Agreement contains certain representations, warranties and covenants, as well as indemnification obligations, in respect of the Company and certain of its subsidiaries, subject to specified exceptions and qualifications contained in the Refinancing Credit Agreement.

The Refinancing Term Loans bear interest at an amount equal to 15% per year, of which 2.5% may be payable in-kind at the Company’s election. The Refinancing Term Loans are scheduled to mature four years from the date of the Term Loan Closing. Under the Refinancing Credit Agreement, the Company is required to repay $12.5 million of the Refinancing Term Loans on or prior to July 31, 2025 and an additional $27.5 million of the Refinancing Term Loans on or prior to January 31, 2026. In addition, the Company has the flexibility to make additional prepayments of $10 million at any time, and an additional $10 million after the one-year anniversary of the Term Loan Closing, in each case not subject to a prepayment premium. Voluntary prepayment of the Refinancing Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Refinancing Credit Agreement, will be subject to a prepayment premium.

The obligations under the Refinancing Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the Refinancing Term Loans, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

The Refinancing Credit Agreement contains financial covenants requiring the maintenance of minimum liquidity and a maximum adjusted EBITDA-based corporate leverage covenant, together with other customary affirmative and negative covenants, representations and warranties and events of default.

Under the Refinancing Credit Agreement, the Company issued warrants (the “Warrants”), at an exercise price of $0.01 per share, to affiliates of Neuberger and McLaren Harbor LLC to purchase 4,853,006 shares of the Company’s common stock.

Amendments to Acquisition Financing

On March 8, 2024, the Acquisition Financing facility (Oportun RF, LLC) was amended to provide for a three-month principal payment holiday for the months of March, April and May 2024, in amounts equal to $5.7 million per month. In addition, the amendment extended the term of the Acquisition Financing facility to January 10, 2025.

On November 14, 2024, in connection with the Term Loan Closing, the Acquisition Financing was terminated and the associated outstanding loan balance was repaid in full.

See Note 10, Stockholders' Equity for additional information on the Warrants.

Debt Covenants - As of December 31, 2024 and 2023, the Company was in compliance with all covenants and requirements of the Secured Financing, Acquisition and Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	December 31,
(in thousands)	2024	2023
Accounts payable	$6,586	$5,288
Accrued compensation	12,207	15,359
Accrued expenses	12,441	24,791
Accrued interest	11,030	8,415
Amount due to whole loan buyer	1,759	4,169
Current tax liabilities	3,136	7,139
Other	3,692	3,777
Total other liabilities	$50,851	$68,938

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the "Board") has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2024 or 2023.

Common Stock - As of December 31, 2024 and 2023, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2024, 36,383,879 and 36,111,856 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2023, 34,741,076 and 34,469,053 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - On March 10, 2023, pursuant to the Second Amended Credit Agreement, the Company issued detachable Warrants to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of the Company’s common stock at an exercise price of $0.01 per share. On March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, the Company issued Warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, the Company issued Warrants to the lenders providing the Incremental Tranche B loans to purchase 1,048,363 shares of the Company's common stock at an exercise price of $0.01 per share. On June 30, 2023, in connection with the funding of the Incremental Tranche C Loans, the Company issued Warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Refinancing Credit Agreement, the Company issued detachable Warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01 per share.

11.	Equity Compensation and Other Benefits

2019 Equity Incentive Plan

We currently have one stockholder-approved plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and replaced the Amended and Restated 2005 Stock Option / Stock Issuance Plan and the 2015 Stock Option/Stock Issuance Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards (collectively, "awards"). ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The total number of shares of common stock authorized under the 2019 Plan is 15,195,185 shares. The remaining maximum number of shares of our common stock, net of vested and exercised shares, that may be issued under the 2019 Plan will not exceed 9,903,205 shares, of which, 3,282,515 were available for future awards as of December 31, 2024. The number of shares of the Company's common stock reserved for issuance under its 2019 Plan will automatically increase on January 1 of each year for the remaining term of the plan, by 5% of the total number of shares of its common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Board prior to the applicable January 1st. The shares available for issuance increased by 1,723,452 shares, on January 1, 2024, pursuant to the automatic share reserve increase provision.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 2,271,288 shares and as of December 31, 2024, no shares have been issued under the ESPP. The number of shares of the Company's common stock reserved for issuance under its ESPP will automatically increase on January 1 of each calendar year for the remaining term of the plan by the lesser of (1) 1% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, (2) 726,186 shares, and (3) a number of shares determined by the Board. The shares available for issuance increased by 344,690 shares, on January 1, 2024, pursuant to the automatic share reserve increase provision.

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

2021 Inducement Equity Incentive Plan

Effective December 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 1,105,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The remaining maximum number of shares of our common stock that may be issued under the 2021 Inducement Plan net of vested and exercised shares, will not exceed 816,842 shares, of which, 442,014 were available for future awards as of December 31, 2024. The 2021 Inducement Plan was approved by the Company’s Board without stockholder approval in accordance with such rule.

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

The fair value of stock option grants was estimated with the following assumptions:

	Year Ended December 31,
	2024(1)	2023
Expected volatility (employee)	N/A	71.7%
Risk-free interest rate (employee)	N/A	3.9%
Expected term (employee, in years)	N/A	6.1
Expected dividend	N/A	—%
(1) No stock options were granted for year ended December 31, 2024.

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

Stock Option Activity - A summary of the Company's stock option activity under the 2005 Plan, 2015 Plan, and 2019 Plan at December 31, 2024 is as follows:

(in thousands, except share and per share data)	Options Outstanding	Options Weighted-Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance – January 1, 2024	2,559,153	18.25	4.31	$—
Options granted	—	—
Options exercised	—	—
Options canceled	(656,940)	16.31
Options forfeited	(39,355)	15.80
Balance – December 31, 2024	1,862,858	18.99	4.41	$—

Options vested and expected to vest - December 31, 2024	1,862,858	18.99	4.41	$—
Options vested and exercisable - December 31, 2024	1,730,718	19.46	4.21	$—
Information on stock options granted, exercised and vested is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
Weighted average fair value per share of options granted	$—	$3.85
Cash received from options exercised, net (1)	—	(46)
Aggregate intrinsic value of options exercised	—	268
Fair value of shares vested	1,424	3,500
(1) The amount reflected for the year ended December 31, 2023, is the net of cash received from options exercised of $0.8 million, and the cash paid for employee tax withholding settled in shares of $0.8 million.

As of December 31, 2024 and 2023, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $0.9 million and $2.6 million, respectively, which will be recognized over a weighted-average vesting period of approximately 1.3 years and 1.9 years, respectively.

Restricted Stock Units

The Company’s restricted stock units ("RSUs") vest upon the satisfaction of time-based criterion of up to three years. In most cases, the service-based requirement will be satisfied in installments as follows: 25% of the total number of RSUs awarded will have the service-based requirement satisfied during the month in which the 12-month anniversary of the vesting commencement date occurs, and thereafter 1/16th of the total award in a series of 12 successive equal quarterly installments or 1/4th of the total award in a series of three successive equal annual installments following the first anniversary of the initial service vest date.

Stock-based compensation cost for RSUs is measured based on the fair market value of the Company’s common stock on the date of grant.

A summary of the Company’s RSU activity under the 2015 Plan, 2019 Plan and 2021 Inducement Plan for the year ended December 31, 2024 is as follows:

	RSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2024	4,041,874	8.43
Granted	3,076,090	3.16
Vested (1)	(1,723,805)	8.49
Forfeited	(939,172)	7.22
Balance – December 31, 2024	4,454,987	5.03
Expected to vest after December 31, 2024	4,386,647	4.98
(1) Prior to 2024, the Company allowed its Board to defer all or a portion of monetary remuneration paid to the Director. As of December 31, 2024, there were 68,340 restricted stock units vested for which the holders elected to defer delivery of the Company's shares.

As of December 31, 2024 and 2023, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $15.3 million and $24.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.0 years and 2.1 years, respectively.

Stock-based Compensation - Total stock-based compensation expense included in the Consolidated Statements of Operations, net of amounts capitalized to system development costs is as follows:

	Year Ended December 31,
(in thousands of dollars)	2024	2023
Technology and facilities	$3,362	$4,602
Sales and marketing	127	63
Personnel	9,500	13,928
Total stock-based compensation (1)	$12,989	$18,593
(1) Amounts shown are net of $1.0 million and $1.4 million of capitalized stock-based compensation for the year ended December 31, 2024 and 2023, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $3.7 million and $5.1 million of income tax benefit in its Consolidated Statements of Operations related to stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively. Additionally, the total income tax expense recognized in the income statement for share-based compensation exercises was $2.2 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively.

Retirement Plan

The Company maintains a 401(k) Plan, which enables employees to make pre-tax or post-tax deferral contributions to the participating employees account. Employees may contribute a portion of their pay up to the annual amount as set periodically by the Internal Revenue Service. Prior to 2024, the Company provided for an employer 401(k) contribution match of up to 4% of an employee’s eligible compensation. In addition, the Company provides a contribution to various savings funds for India and Mexico-based employees. The total expense related to the contributions recognized by the Company for the year ended December 31, 2024 and the total employer match and contributions recognized by the Company for the year ended December 2023 was $2.0 million and $6.2 million, respectively. All employee and employer contributions will be invested according to participants’ individual elections.

12.	Revenue

Interest Income - Total interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Interest income
Interest on loans	$910,385	$945,118
Fees on loans	15,083	18,378
Total interest income	$925,468	$963,496

Non-interest Income - Total non-interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Non-interest income
Servicing fees	$13,814	$14,685
Subscription revenue	22,668	25,569
Interest on member accounts	24,221	21,075
Gain on loan sales and other	15,604	32,094
Total non-interest income	$76,307	$93,423

13.	Income Taxes

The following are the domestic and foreign components of the Company’s income before taxes:

	Year Ended December 31,
(in thousands)	2024	2023
Domestic	$(119,475)	$(261,620)
Foreign	4,298	7,967
Income (loss) before taxes	$(115,177)	$(253,653)

The provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Current
Federal	$(3,385)	$200
State	$1,509	$260
Foreign	$(307)	$2,743
Total current	$(2,183)	$3,203

Deferred
Federal	(26,087)	(52,885)
State	(8,355)	(23,553)
Foreign	130	(467)
Total deferred	$(34,312)	$(76,905)
Total provision for income taxes	$(36,495)	$(73,702)

Income tax expense (benefit) was $(36.5) million and $(73.7) million for the years ended December 31, 2024 and 2023, which represents an effective tax rate of 31.7% and 29.1%, respectively.

A reconciliation of income tax expense with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Income tax (benefit) expense computed at U.S. federal statutory rate	$(24,187)	$(53,267)
State tax	(9,269)	(19,209)
Foreign rate differential	(1,078)	603
Federal tax credits	(4,284)	(3,030)
Share based compensation expense	1,795	2,870
Change in unrecognized tax benefit reserves	1,793	3,038
Return to provision adjustment	(2,351)	(5,674)
Other	1,086	967
Income tax expense	$(36,495)	$(73,702)
Effective tax rate	31.7%	29.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The primary components of the Company’s net deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss & credit carryforward	$70,534	$68,677
System development costs	25,665	5,619
Share-based compensation	6,276	6,618
Leases	4,772	7,494
Accrued expenses and reserves	3,371	3,032
Other	2,613	972
Total deferred tax assets	$113,231	$92,412
Valuation allowance	$—	$—
Deferred tax liabilities:
Fair value adjustment - Loans Receivable	$(16,135)	$(7,095)
Fair value adjustment - Bonds Payable	(5,851)	(24,930)
Derivative instrument	(3,611)	(2,458)
Depreciation and amortization	(2,636)	(4,232)
Right of use assets	(2,563)	(5,574)
Total deferred tax liabilities	$(30,796)	$(44,289)
Net deferred taxes	$82,435	$48,123

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

As of December 31, 2024, the Company had federal net operating loss carryforwards of $172.3 million, of which $17.7 million expires beginning in 2033 and $154.6 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $186.5 million which are set to begin expiring in 2030. As of December 31, 2024, the Company had federal and California research and development tax credit carryforwards of $21.9 million and $10.4 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration.

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2024	2023
Balance as of January 1,	$8,648	$6,608
Increases related to current year tax positions	1,927	1,146
Increases related to prior year tax positions	4,654	1,844
Decreases related to prior year tax positions	(2,790)	(950)
Balance as of December 31,	$12,439	$8,648

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2024 and 2023 were $0.2 million and $1.2 million, respectively. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense and the Company recognized $0.3 million for both years ended December 31, 2024 and 2023, respectively. The Company does not expect uncertain tax positions to significantly increase or decrease within the next twelve months. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $10.7 million.

Due to the net operating loss carryforwards, the Company’s United States federal and significant state returns are open to examination by the Internal Revenue Service and state jurisdictions for years ended December 31, 2021 and 2014, respectively, and forward. For Mexico, all tax years ended December 31, 2019 and forward remain open for examination by the Mexico taxing authorities. For India, all tax years remain open for examination by the India taxing authorities.

In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. The adoption of Pillar Two rules does not have a significant impact to the consolidated financial statements during fiscal year 2024.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	December 31, 2024		December 31, 2023
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans receivable - personal loans	$2,716,992	$2,778,523	$2,824,342	$2,853,186
Loans receivable - credit cards	—	—	111,145	109,166
Total loans receivable at Fair Value	$2,716,992	$2,778,523	$2,935,487	$2,962,352
Liabilities
Asset-backed notes	$1,103,002	$1,080,690	$1,874,406	$1,780,005

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of December 31, 2024 consists of $2,598.2 million of unsecured personal loans receivable and $180.3 million of secured personal loans receivable.

	December 31, 2024			December 31, 2023
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	8.92%	54.72%	11.68%	6.87%	51.00%	11.80%
Remaining cumulative prepayments (1)	—%	34.55%	24.70%	—%	28.17%	23.83%
Average life (years)	0.29	1.74	1.11	0.18	1.37	1.01
Discount rate	7.92%	7.92%	7.92%	10.10%	10.10%	10.10%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the years ended December 31, 2024 and 2023. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

	December 31, 2024	December 31, 2023
Credit Card Receivables	Range (2)	Range
Remaining cumulative charge-offs (1)	N/A	20.16%
Principal payment rate (1)	N/A	7.06%
Average life (years)	N/A	1.00
Discount rate	N/A	10.20%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) On November 12, 2024, the Company completed the sale of its credit cards receivable portfolio to a third-party credit card marketer and servicer.

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of December 31, 2024 and 2023 were $13.8 million and $9.3 million, respectively. The underlying cash flows as of December 31, 2024 and 2023 were $16.9 million and $12.2 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Consolidated Balance Sheets:

	December 31, 2024			December 31, 2023
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	—%	30.92%	10.43%	1.09%	30.38%	10.56%
Remaining cumulative prepayments	1.53%	42.63%	21.16%	0.01%	3.89%	0.92%
Average life (years)	0.44	2.05	1.45	0.36	2.00	1.64
Discount rate	17.29%	17.29%	17.29%	17.00%	17.00%	17.00%

On November 12, 2024, the Company completed the sale of the credit cards receivable portfolio originated under the Company's Credit Card program. Following the decision to sell the credit cards receivable portfolio the Company used the agreed upon sale price to determine the fair value. Prior to this decision, the Company used historical data to derive assumptions about certain loan portfolio characteristics such as principal payment rates, interest yields and fee yields. Similar to the model used for personal loans receivable, the Company engaged a third party to create an independent fair value estimate, which provides a range of fair values that are compared for reasonableness.

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	December 31,
(in thousands)	2024	2023
Balance – beginning of period	$2,962,352	$3,175,449
Principal disbursements	2,662,305	2,841,916
Principal and interest payments from members	(2,305,839)	(2,440,365)
Other loan sales	(78,522)	(159,138)
Gross charge-offs	(401,971)	(437,330)
Credit card receivables reclassified as held for sale	(55,720)	—
Net (decrease) increase in fair value	(4,082)	(18,180)
Balance ‑ end of period	$2,778,523	$2,962,352

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	December 31, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$59,968	$59,968	$59,968	$—	$—
Restricted cash	154,657	154,657	154,657	—	—
Liabilities
Accounts payable	6,586	6,586	6,586	—	—
Secured financing (Note 8)	539,204	537,646	—	537,646	—
Asset-backed borrowings at amortized cost (Note 8)	982,582	984,687	—	481,655	503,032
Acquisition and corporate financing (Note 8)	235,768	236,105	—	236,105	—

	December 31, 2023
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$91,187	$91,187	$91,187	$—	$—
Restricted cash	114,829	114,829	114,829	—	—
Liabilities
Accounts payable	5,288	5,288	5,288	—	—
Secured financing (Note 8)	290,949	285,231	—	285,231	—
Asset-backed borrowings at amortized cost (Note 8)(1)	580,101	580,101	—	—	580,101
Acquisition and corporate financing (Note 8)	285,682	286,865	—	286,865	—
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
•Asset-backed borrowings at amortized cost ‑ The fair values of the asset-backed borrowings at amortized cost include both securitizations carried at amortized cost and secured borrowings. We obtain indicative pricing on comparable debt securities for securitizations carried at amortized cost, which is a Level 2 input measure. Fair values of secured borrowings included in the asset-backed borrowings at amortized cost have been calculated by discounting the contractual cash flows at the interest rate the Company estimates such arrangement would bear if executed in the current market, which is a Level 3 input measure.
As of the year ended December 31, 2024, Oportun CL Trust 2023-A asset-backed note transferred from Level 3 to Level 2. There were no other transfers in or out of Level 3 assets and liabilities for the years ended December 31, 2024 and 2023.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of less than 7 years.

During 2024, the Company recognized an impairment of the right-of-use asset related to the leased office space in San Carlos, California of $6.2 million due to a significant decrease in observed market rents for commercial office space, and the inability to find sub-lessee given the remaining lease term and market conditions. The impairment charges were recognized in General, administrative and other in the Consolidated Statements of Operations.

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

As of December 31, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025	$11,561
2026	5,663
2027	2,433
2028	1,007
2029	415
Thereafter	134
Total lease payments	21,213
Imputed interest	(1,797)
Total leases	$19,416

Sublease income
2025	$(586)
2026	(604)
2027	(153)
2028	—
2029	—
2023 and thereafter	—
Total lease payments	(1,343)
Imputed interest	127
Total sublease income	$(1,216)

Net lease liabilities	$18,200
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.16%

As of December 31, 2023, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2024	$12,786
2025	10,851
2026	4,700
2027	1,661
2028	435
2029	40
Thereafter	—
Total lease payments	30,473
Imputed interest	(2,097)
Total leases	$28,376

Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.72%

Rental expenses under operating leases for the years ended December 31, 2024 and 2023 were $12.3 million and $17.4 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2027. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The

Company’s purchase obligations are $39.9 million in 2025, $19.2 million in 2026, $2.1 million in 2027, $0.0 million in 2028, and $0.0 million in 2029 and thereafter.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of December 31, 2024, the Company has a commitment to purchase an additional $32.3 million of program loans based on originations through December 31, 2024.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at December 31, 2024 were insignificant due to the termination of the Amended and Restated Credit Card Program and Servicing Agreement, dated as of February 5, 2021, by and between the Company and WebBank, effective November 10, 2024. In addition, unfunded loan and credit card commitments at December 31, 2023 were $32.9 million.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico’s Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of December 31, 2024, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $3.8 million, consisting of $1.2 million of value-added tax and $2.6 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share (the “Warrants”). On October 23, 2024, the Company entered into the Refinancing Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Refinancing Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Refinancing Credit Agreement, the lenders retained the previously issued Warrants and the Company issued the Neuberger affiliated lenders additional Warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. See Note 8, Borrowings for additional information on the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the Warrants.

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company agreed to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the Company amended the agreement to extend the term and revised the commitment amount to instead sell $370.9 million of personal loan originations in aggregate through October 2024. In October 2024, the Company fulfilled its commitment under the agreement. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the years ended December 31, 2024 and 2023, the Company transferred loans receivable totaling $151.0 million and $220.5 million, respectively. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $57.0 million and $38.3 million, respectively, related to the Corporate Financing facility. In addition, the Company recorded interest expense of $29.9 million and $8.7 million, respectively, related to the secured borrowings associated with the forward flow whole loan sale agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to the transferred loans, the Company also recorded $57.7 million and $20.0 million, of interest income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, loans receivable at fair value underlying the secured borrowing were $241.3 million and $200.8 million, respectively. The Company had Asset-backed borrowings at amortized cost of $247.9 million and Corporate Financing of $101.9 million due to Neuberger as of December 31, 2024 and $201.8 million and $204.1 million, respectively, due as of December 31, 2023. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Consolidated Balance Sheets as of December 31, 2024 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no less favorable to it than it could have obtained from unaffiliated third parties.

17.	Segment Reporting

Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance.

The Company’s Chief Executive Officer and the Company's Chief Financial Officer are collectively considered to be the CODM. The Company has one reportable segment. The segment provides unsecured and secured borrowings, savings and budgeting products to its members. The Company derives revenue within North America and manages the business activities on a consolidated basis. Interest income is derived from the Company's lending products and includes loan interest and associated fees, while non-interest income is largely driven by the Company's savings product and includes subscription revenue, and interest on member accounts.

Net income is the primary measure of segment profit and loss reviewed by CODM to assess business performance and strategy on allocation of resources, such as new product development and management’s compensation. They also use to Net Income to review and approve the Company’s operating budget and financial forecasts.

Net income is reported on the unaudited Condensed Consolidated Statement of Operations as consolidated net income (loss). The measure of segment assets is presented on the unaudited Condensed Consolidated Balance Sheet as Total Assets.

18.	Subsequent Events

2025-A Securitization

On January 16, 2025, the Company announced the issuance of approximately $425.1 million one-year asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-A Securitization”). The 2025-A Securitization included five classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 6.95% per annum and a weighted average coupon of 6.15% per annum.

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

As of December 31, 2024, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of Exchange Act that occurred during the during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Oportun Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oportun Financial Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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
February 20, 2025

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Corporate Financing
Senior secured term loan secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company funded pursuant to the Credit Agreement, dated as of September 14, 2022, by and among the Company, Wilmington Trust, National Association, and the lenders party thereto (as amended), which was terminated on November 14, 2024, and the Credit Agreement, dated as of October 23, 2024, by and among the Company, Wilmington Savings Fund Society, FSB, and the lenders party thereto. Included in "Acquisition and corporate financing" on the Consolidated Balance Sheets

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our directors, executive officers and audit committee and code of conduct, and insider trading arrangements and policies will be included in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024 ("2025 Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Oportun, Inc. and its subsidiaries are included in PART II - Item 8:

Consolidated Balance Sheets, December 31, 2024 and 2023

Consolidated Statements of Operations, years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flow, years ended December 31, 2024 and 2023

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.1	10/11/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Description of the Company's Capital Stock.	10-K	001-39050	4.4	3/15/2024
4.3	Form of Warrant	8-K	001-39050	4.1	3/13/2023
4.4	Form of Warrant	8-K	001-39050	4.1	11/15/2024
4.5	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023
4.6	Registration Rights Agreement, dated as of November 14, 2024, by and among Oportun Financial Corporation and the affiliates of Castlelake and Neuberger party thereto	8-K	001-39050	4.2	11/15/2024
10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019
10.2+	Amended and Restated 2005 Stock Option/Stock Issuance Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-232685	10.2	7/17/2019
10.3+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021
10.5+	Form of Performance-Based Restricted Stock Unit Award Agreement.	8-K	001-39050	10.1	12/12/2023
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.7+	Amended and Restated 2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-261964	10.1	6/15/2023
10.8+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.9+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.10	Sublease Agreement by and between Oportun, Inc. and TiVo Corporation, dated as of July 31, 2017.	S-1	333-232685	10.8	7/17/2019
10.11**	Indenture by and between Oportun Issuance Trust 2021-B, and Wilmington Trust, National Association, dated as of May 10, 2021.	10-Q	001-39050	10.1	8/6/2021
10.12^**	Indenture by and between Oportun Issuance Trust 2021-C, and Wilmington Trust, National Association, dated as of October 28, 2021.	10-Q	001-39050	10.3	11/4/2021
10.13^**	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.2	2/23/2021
10.14-1^**	Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 8, 2021.	10-Q	001-39050	10.2	11/4/2021
10.14-2**	First Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 22, 2022.	10-Q	001-39050	10.4.1	8/9/2022
10.14-3**	Second Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 25, 2022.	10-Q	001-39050	10.4.2	8/9/2022

10.14-4**	Third Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.4.3	8/9/2022
10.14-5**	Fourth Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 14, 2022.	10-Q	001-39050	10.2	11/8/2022
10.14-6**	Fifth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of June 29, 2023.	10-Q	001-39050	10.2	8/9/2023
10.14-7**	Sixth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of February 29, 2024.	10-Q	001-39050	10.4	05/10/2024
10.14-8**	Seventh Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of August 29, 2024.	10-Q	001-39050	10.2	11/12/2024
10.14-9^**	Master Amendment to Transaction Documents by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 20, 2024.	10-Q	001-39050	10.3	11/12/2024
10.14-10**
Master Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of November 22, 2024.
						x
10.15-1**	Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.1	5/10/2022
10.15-2**	Series 2022-1 Supplement to Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.2	5/10/2022
10.16**	Indenture between Oportun Issuance Trust 2022-A and Wilmington Trust, National Association, dated as of May 23, 2022.	10-Q	001-39050	10.1	8/9/2022
10.17**	Indenture between Oportun Issuance Trust 2022-2 and Wilmington Trust, National Association, dated as of July 22, 2022.	10-Q	001-39050	10.2	8/9/2022
10.18**	Indenture between Oportun Issuance Trust 2022-3 and Wilmington Trust, National Association, dated as of November 3, 2022.	10-Q	001-39050	10.5	11/8/2022
10.19-1^**	Receivables Loan and Security Agreement, dated as of October 20, 2023, by and among Oportun CL Trust 2023-A, Oportun, Inc., and Oportun CL Depositor, LLC, Wilmington Trust, National Association and the Lenders party thereto.	10-K	001-39050	10.24	3/15/2024
10.19-2**	First Amendment to the Receivables Loan and Security Agreement, dated as of March 22, 2024, by and among Oportun CL Trust 2023-A, Oportun, Inc., and Oportun CL Depositor, LLC, Wilmington Trust, National Association and the Lenders party thereto.	10-Q	001-39050	10.5	05/10/2024
10.20^**	Program Agreement, by and between Oportun, Inc. and MetaBank, N.A., dated as of August 11, 2020.	10-Q	001-39050	10.1	11/12/2020
10.21**	Letter Agreement, dated April 19, 2024, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	04/22/2024
10.22**	Indenture between Oportun Issuance Trust 2024-1 and Wilmington Trust, National Association, dated as of February 13, 2024.	10-Q	001-39050	10.6	05/10/2024
10.23**	Receivables Purchase Agreement, dated as of September 24, 2024, by and among Oportun, Inc., Oportun CCW Trust, Oportun CCW Depositor, LLC and Continental Purchasing, LLC.	8-K	001-39050	10.1	09/26/2024
10.24^**	Credit Agreement, dated as of October 23, 2024, by and among Oportun Financial Corporation, Oportun, Inc., Wilmington Savings Fund Society, FSB, and the Lenders party thereto.	8-K	001-39050	10.1	10/29/2024

10.25**	Indenture between Oportun Issuance Trust 2024-2 and Wilmington Trust, National Association, dated as of August 29, 2024.	10-Q	001-39050	10.4	11/12/2024
10.26-1^**	Loan and Security Agreement by and between Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of August 5, 2024.	10-Q	001-39050	10.5	11/12/2024
10.26-2**	Amendment to the Loan and Security Agreement by and among Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of November 1, 2024.	10-Q	001-39050	10.7	11/12/2024
10.27**	Indenture between Oportun Issuance Trust 2025-A and Wilmington Trust, National Association, dated as of January 16, 2025.					x
19.1	Insider Trading Policy					x
21.1	List of Subsidiaries of Oportun Financial Corporation					x
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer and Chief Administrative Officer of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
97.1	Compensation Recovery Policy	10-K	001-39050	97.1	3/15/2024
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

Date:	February 20, 2025	By:	/s/ Jonathan Coblentz
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

/s/ Raul Vazquez	/s/ Jonathan Coblentz
Raul Vazquez	Jonathan Coblentz
(President, Chief Executive Officer, and Director)	(Chief Financial Officer and Chief Administrative Officer)
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 20, 2025	Date: February 20, 2025

/s/ Casey Mueller	/s/ Jo Ann Barefoot
Casey Mueller	Jo Ann Barefoot
(Senior Vice President, Global Controller and Principal Accounting Officer)	(Director)
(Principal Accounting Officer)	Date: February 20, 2025
Date: February 20, 2025

/s/ Mohit Daswani	/s/ Ginny Lee
Mohit Daswani	Ginny Lee
(Director)	(Director)
Date: February 20, 2025	Date: February 20, 2025

/s/ Carlos Minetti	/s/ Louis P. Miramontes
Carlos Minetti	Louis P. Miramontes
(Director)	(Director)
Date: February 20, 2025	Date: February 20, 2025

/s/ Scott Parker	/s/ Sandra Smith
Scott Parker	Sandra Smith
(Director)	(Director)
Date: February 20, 2025	Date: February 20, 2025

/s/ Richard Tambor	/s/ R. Neil Williams
Richard Tambor	R. Neil Williams
(Director)	(Director)
Date: February 20, 2025	Date: February 20, 2025