Form 10-K/A
period 2024-12-31
Oportun Financial Corp
filed 2025-04-30
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No.1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
The number of shares of registrant’s common stock outstanding as of April 23, 2025 was 37,498,727.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
On February 20, 2025, Oportun Financial Corporation filed its Annual Report on
Form 10-K for
the fiscal year ended December 31, 2024 (the “Original
Form 10-K”). The
Original
Form 10-K omitted
portions of Part III, Items 10 (
Directors, Executive Officers and Corporate Governance
), 11 (
Executive Compensation
), 12 (
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
), 13 (
Certain Relationships and Related Transactions, and Director Independence
), and 14 (
Principal Accountant Fees and Services
) in reliance on General Instruction G(3) to
Form 10-K, which
provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to
Form 10-K, in
either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.
We no longer expect that the definitive proxy statement for our 2025 annual meeting of stockholders will be filed within 120 days of December 31, 2024. Accordingly, this Amendment No. 1 to
Form 10-K (this
“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file a new certification of our principal executive officer, principal financial officer and principal accounting officer as an exhibit to this Amendment under Item 15 of Part IV hereof, pursuant to
Rule 12b-15
under the Securities Exchange Act of 1934, as amended (“Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K;
accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form
10-K,
including the financial statements, and does not otherwise reflect any events occurring after the filing of the Original
Form 10-K.
Accordingly, this Amendment should be read in conjunction with the Original
Form 10-K and
the Company’s filings made with the SEC subsequent to the filing of the Original
Form 10-K.
Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form
10-K.
As used in this report, the terms “Oportun Financial Corporation,” “Company,” “Oportun,” “we,” “us,” and “our” mean Oportun Financial Corporation and its subsidiaries unless the context indicates otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following biographical and certain other information for each of our directors is presented as of April 23, 2025:

Jo Ann Barefoot, age 75, has served as a member of our Board since October 2016, and her current term expires in 2026. Ms. Barefoot is CEO and Founder of the nonprofit organization AIR—the Alliance for Innovative Regulation, Co-founder of Hummingbird RegTech, CEO of Barefoot Innovation Group and host of the podcast show Barefoot Innovation. Ms. Barefoot was a Senior Fellow at the John F. Kennedy School of Government’s Mossovar-Rahmani Center for Business and Government at Harvard University from July 2015 to June 2017. She serves on the Milken Institute FinTech Advisory Committee and previously served on the Consumer Advisory Board of the Consumer Financial Protection Bureau. Ms. Barefoot previously chaired the boards of directors of the Financial Health Network and FinRegLab and is still on the latter board. She previously served as Deputy Comptroller of the Currency, on the staff of the U.S. Senate Committee on Banking, Housing and Urban Affairs, as Co-Chair of the consulting firm Treliant Risk Advisors, as a Partner and Managing Director at KPMG Consulting and as Director of Mortgage Finance for the National Association of Realtors. Ms. Barefoot received a B.A. in English from the University of Michigan. We believe that Ms. Barefoot’s deep understanding of consumer finance and experience in government provide her with a unique perspective that benefits our Board.

Mohit Daswani, age 50, has served as a member of our Board since February 2024, and his current term expires in 2026. He currently serves as the Chief Financial Officer of SimplePractice, a web-based electronic health record solution, since August 2024. Prior to joining SimplePractice, Mr. Daswani served as the Chief Financial Officer of ThoughtSpot, Inc., an AI-enabled business analytics company from January 2020 to July 2024. Prior to joining ThoughtSpot, Mr. Daswani was the Head of Finance & Strategy at Square, Inc. He previously held leadership roles in Corporate Development and Finance at PayPal, Inc. and was a private equity investor in the financial services, healthcare, and IT industries as a Principal at JMI Equity, a Principal at FTV Capital, and previously as a long-tenured private equity professional at J.P. Morgan. Mr. Daswani has also served as an advisory Board Member of Centana Growth Partners since 2018. Mr. Daswani holds a Bachelor’s degree in Economics from Columbia University and an M.B.A. from the Harvard Business School. We believe Mr. Daswani is qualified to serve as a member of our Board because of his extensive experience in the financial and technology sectors, as well as his leadership experience in the areas of investing, finance and accounting.

Ginny Lee, age 58, has served as a member of our Board since September 2021, and her current term expires in 2027. From December 2016 to June 2021, Ms. Lee served as the President and Chief Operating Officer of Khan Academy, one of the largest and most widely used online learning platforms globally. Prior to Khan Academy, Ms. Lee spent more than 17 years at Intuit where she held multiple senior operational and technical roles, including Senior Vice President and General Manager of Intuit’s Employee Management Solutions Division, as well as Chief Information Officer. She currently serves as an advisor and director for several private companies. Ms. Lee received dual baccalaureate degrees in Business Economics and Organizational Behavior and Management from Brown University and a M.B.A. from the Stanford Graduate School of Business. We believe that Ms. Lee’s strong background of business, technology leadership roles and experience bringing products to market enable her to make valuable contributions to our Board.

Carlos Minetti, age 62, has served as a member of our Board since February 2024, and his current term expires in 2025. He currently serves as CEO of the Merchant Acquiring Limited Purpose Bank at Stripe Inc., a role he has held since October 2024. Previously, he served as the Executive Vice President, President—Consumer Banking for Discover Financial Services (“Discover”), a role he held from February 2014 to September 2023. Previously, he served as Executive Vice President, President—Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010) and Executive Vice President for Cardmember Services and Chief Risk Officer (2001 to 2007) for

Discover. Prior to joining Discover, Mr. Minetti worked in card operations and risk management for American Express Company from 1987 to 2000, where he last served as Senior Vice President. Mr. Minetti currently serves as a member of the board of directors of Trustmark Mutual Holding Company, the Better Business Bureau of Chicago and Northern Illinois, and the Ann & Robert H. Lurie Children’s Hospital of Chicago Foundation. He was a member of the board of directors of Discover Bank from 2001 to 2023. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A&M University and an M.B.A. from the Booth School of Business at The University of Chicago. We believe that Mr. Minetti’s extensive experience in the consumer finance industry enables him to make valuable contributions to our Board.

Louis P. Miramontes, age 70, has served as a member of our Board since October 2014, and his current term expires in 2027. Mr. Miramontes is an experienced financial executive and qualified audit committee financial expert. He was a senior partner at KPMG LLP, a public accounting firm, from 1976 to September 2014, where he served in leadership functions, including Managing Partner of the KPMG San Francisco office and Senior Partner KPMG’s Latin American Region. Mr. Miramontes was also an audit partner directly involved with providing audit services to public and private companies, which included serving with client boards of directors and audit committees regarding financial reporting, auditing matters, SEC compliance and Sarbanes-Oxley regulations. Mr. Miramontes currently serves on the board of directors of Lithia Motors, Inc. and a private company, and previously served on the board of directors of Rite Aid Corporation. Mr. Miramontes received a B.S. in Business Administration from California State University, East Bay, and he is a Certified Public Accountant in the State of California. We believe Mr. Miramontes is qualified to serve on our Board due to his professional experience and deep audit and financial reporting expertise.

Scott Parker, age 58, has served as a member of our Board since April 2024, and his current term expires in 2025. Currently, Mr. Parker serves as an Advisor to NationsBenefits, LLC and previously served as its Chief Operating and Chief Financial Officer from June 2022 to December 2024. Prior to NationsBenefits, Mr. Parker served as Executive Vice President and Chief Financial Officer of Ryder System, Inc. (“Ryder”), from April 2021 to June 2021. Prior to Ryder, Mr. Parker served as Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc. (“OneMain”), from November 2015 to March 2019. Prior to OneMain, Mr. Parker served as Executive Vice President and Chief Financial Officer of CIT Group Inc., which was acquired by First Citizens BancShares, Inc., from 2010 to 2015. Since October 2022, Mr. Parker has served on the board of directors of DailyPay, Inc., where he is also the Chairman of its Audit and Risk Committee since November 2023. He also served on the board of directors of Feeding South Florida, a non-profit organization, from 2019 to 2022, where he served as Treasurer and as a member of the Finance Committee. Mr. Parker earned a B.S. in Agricultural Economics from Cornell University. We believe Mr. Parker is qualified to serve as a member of our Board because of his extensive leadership experience and background in financial services. On April 19, 2024, the Company entered into a letter agreement (the “Findell Agreement”) with Findell Capital Management, LLC and certain of its affiliates (collectively, “Findell”). Pursuant to the Findell Agreement, on April 19, 2024, the Board increased the size of the Board from nine to ten directors and appointed Mr. Parker to serve on the Board as a Class III director, with a term expiring at the Company’s 2025 annual meeting of stockholders.

Sandra A. Smith, age 54, has served as a member of our Board since September 2021, and her current term expires in 2026. From 2018 to April 2021, Ms. Smith served as the Chief Financial Officer of Segment.io (“Segment”), which was acquired by Twilio Inc (“Twilio”). Before joining Segment, Ms. Smith served as the Vice President, Finance at Twilio, from 2013 to 2018, and in various roles at Akamai Technologies, Inc. from 2003 to 2013. Ms. Smith currently serves as a director at several private companies. Ms. Smith holds a B.F.A. from the University of Michigan, an M.B.A. from Boston College Carroll Graduate School of Management, and a J.D. from Boston College Law School. We believe that Ms. Smith is qualified to serve on our Board due to her broad operational experience at high-tech companies and significant leadership experience in the areas of finance, accounting, and audit oversight.

Richard Tambor, age 63, has served as a member of our Board since June 2024, and his current term expires in 2027. Mr. Tambor previously served as the Executive Vice President and Chief Risk Officer at OneMain, from May 2014 to December 2022. Prior to OneMain, Mr. Tambor served as the Senior Vice President of Risk Management from 2011 to 2013, and as the Senior Vice President and Chief Risk Officer of Retail Financial Services from 2009 to 2011 at JPMorgan Chase & Co. Prior to joining JPMorgan, Mr. Tambor served as the Managing Director at Novantas LLC, from 2008 to 2009. Prior to Novantas LLC, Mr. Tambor served at American Express Travel Related Services Co., Inc. (parent organization of American Express) from 1987 to 2005, where he held several senior management positions, including President and General Manager, Senior Vice President and General Manager of Small Business Lending, Senior Vice President and Chief Risk Officer, Vice President Customer Management of Institutional Risk Management, and Vice President of Worldwide Authorizations. Mr. Tambor previously served as a member on the board of directors at several non-profit organizations, including Habitat for Humanity of Newark, New Jersey, the Cora Hartshorn Arboretum and Bird Sanctuary, and Count Me In for Women’s Economic Independence. Mr. Tambor received a B.A. in Economics from The Hebrew University of Jerusalem, and an M.A. in Economics from New York University. We believe that Mr. Tambor’s extensive experience and leadership in the consumer finance industry and risk management experience enable him to make valuable contributions to our Board. Pursuant to the Findell Agreement, the Board agreed to include Mr. Tambor on its director slate for election at the 2024 annual meeting of stockholders as a Class II director, with a term expiring at the 2027 annual meeting of stockholders.

Raul Vazquez, age 53, has served as our Chief Executive Officer and as a member of our Board since April 2012, and his current term expires in 2025. Prior to joining Oportun, Mr. Vazquez served in various positions since 2002 at Walmart.com and Walmart Inc., including three years as Chief Executive Officer of Walmart.com. Mr. Vazquez has served as member of the board of directors of Intuit Inc. since May 2016 and previously served as a director of Staples, Inc. from 2013 to 2016. In addition, Mr. Vazquez has served as a member of the Consumer Advisory Board of the CFPB and the Community Advisory Council of the Federal Reserve Board, where he also served as Chair. Mr. Vazquez received a B.S. and M.S. in Industrial Engineering from Stanford University and an M.B.A. from the Wharton Business School at the University of Pennsylvania. We believe Mr. Vazquez’ experience in our industry, his role as our Chief Executive Officer, and his extensive insight to the Company enable him to make valuable contributions to our Board.

R. Neil Williams, age 72, has served as a member of our Board since November 2017, and his current term expires in 2025. Mr. Williams has served as Executive Vice President and Chief Financial Officer at Intuit Inc. from January 2008 to February 2018. Prior to joining Intuit, from April 2001 to September 2007, Mr. Williams served as Executive Vice President of Visa U.S.A., Inc. and from November 2004 to September 2007, he served as Chief Financial Officer. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization. Mr. Williams previously served on the board of directors of RingCentral, Inc. from March 2012 to December 2024 and Amyris, Inc. from May 2013 to March 2020. His previous banking experience includes senior financial positions at commercial banks in the Southern and Midwestern regions of the United States. Mr. Williams, a certified public accountant, received his bachelor’s degree in business administration from the University of Southern Mississippi. We believe that Mr. Williams’s professional experience in the areas of finance, accounting, and audit oversight enables him to make valuable contributions to our Board.

Executive Officers

The following biographical information for our executive officers is presented as of April 23, 2025:

For the biography of Mr. Vazquez, see “Board of Directors” above.

Patrick Kirscht, age 57, has served as our Chief Credit Officer since October 2015, and previously served as our Vice President, Risk Management and Chief Risk Officer from October 2008 to October 2015 and our Senior Director, Risk Management from January 2008 to October 2008. Prior to joining Oportun, Mr. Kirscht was Senior Vice President of Risk Management for HSBC Card Services, Inc., the consumer credit card segment of HSBC Holdings, from 2007 to 2008. Mr. Kirscht joined HSBC Card Services in 2005 as part of HSBC’s acquisition of Metris Companies Inc., a start-up mono-line credit card company. Mr. Kirscht joined Metris Companies in 1995, where he served as Vice President of Planning and Analysis until he moved to Risk

Management in 2004. Mr. Kirscht received a B.S. in Economics with a minor in Statistics, a B.S. in Business, and an M.B.A. from the University of Minnesota.

Kathleen Layton, age 45, has served as our Chief Legal Officer and Corporate Secretary since July 2023. She previously served as our Senior Vice President, Deputy General Counsel and Corporate Secretary from March 2020 to July 2023, as our Vice President, Assistant General Counsel from December 2017 to March 2020, and as our Senior Director, Senior Corporate Counsel from September 2015 to December 2017. Prior to joining Oportun, Ms. Layton was a Senior Corporate Counsel at ServiceNow and an attorney at Simpson Thacher & Bartlett LLP and McDermott Will & Emery LLP. Ms. Layton received a B.A. from the University of Wisconsin-Madison, and a J.D. from the University of Wisconsin Law School.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board maintains four standing committees: an audit and risk committee, a compensation and leadership committee, a credit risk and finance committee, and a nominating, governance and social responsibility committee. Our Board may establish other committees to facilitate the oversight of our business. The composition and functions of each committee are described below. Each of the committees operates pursuant to a written charter, available on our investor relations website (http://investor.oportun.com/corporate-governance/governance-documents). Members serve on these committees until their resignation or until otherwise determined by our Board.

	Audit and Risk Committee	Compensation and Leadership Committee	Credit Risk and Finance Committee	Nominating, Governance and Social Responsibility Committee

Jo Ann Barefoot(1)			M	M

Mohit Daswani(2)	M	M

Ginny Lee		M		C

Carlos Minetti(3)			M	M

Louis P. Miramontes(4)	M	C

Scott Parker(5)	M	M

Sandra A. Smith	C		M

Richard Tambor(6)			M	M

R. Neil Williams(7) L			C

        C—Committee Chair   M—Committee Member    L—Lead Independent Director

(1)	Effective February 7, 2024, Ms. Barefoot was appointed as a member of the nominating, governance and social responsibility committee and ceased serving as a member of the audit and risk committee.
(2)	Effective February 7, 2024, Mr. Daswani was appointed as a member of the audit and risk committee and the compensation and leadership committee.
(3)	Effective February 7, 2024, Mr. Minetti was appointed as a member of the credit risk and finance committee and the nominating, governance and social responsibility committee.
(4)

Effective February 7, 2024, Mr. Miramontes was appointed as a member of the compensation and leadership committee and ceased servicing as a member of the nominating, governance and social responsibility committee. Effective on June 26, 2024, Mr. Miramontes was appointed as the chair of the compensation and leadership committee.

(5)	Effective April 19, 2024, Mr. Parker was appointed as a member of the audit and risk committee and the compensation and leadership committee.

(6)	Effective June 26, 2024, Mr. Tambor was appointed as a member of the credit risk and finance committee and the nominating, governance and social responsibility committee.
(7)

Effective November 4, 2023, Mr. Williams was appointed as the Lead Independent Director. On the same date, Mr. Williams was appointed as the chair of the credit risk and finance committee, stepped down as the chair of the audit and risk committee, and continued as a member of that committee. Effective May 15, 2024, Mr. Williams ceased serving as a member of the audit and risk committee.

Audit and Risk Committee
Sandra A. Smith (Chair)*+ Mohit Daswani+ Louis Miramontes+ Scott Parker+ *Since November 2023 +Financial Expert Met 9 times in 2024

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

The Board has determined that each member of the Audit and Risk Committee satisfies the relevant SEC and Nasdaq independence requirements.

The Board has determined that Mr. Daswani, Mr. Miramontes, Mr. Parker and Ms. Smith, as well as Ms. Barefoot and Mr. Williams, during their tenure on the audit and risk committee each qualifies as an “audit committee financial expert” as that term is defined under the SEC, and possesses financial sophistication, as defined under the Nasdaq listing standards.

Compensation and Leadership Committee
Louis Miramontes (Chair)* Mohit Daswani Ginny Lee Scott Parker Compensation and Leadership Committee Report page 33 *Since June 2024 Met 5 times in 2024

Primary responsibilities:

•  Oversee human resources, compensation and employee benefits programs, policies, and plans;

•  Oversee policies, strategies and initiatives relating to human capital management;

•  Review and advise on management succession planning and executive organizational development;

•  Review and approve the compensatory arrangements with our executive officers and other senior management; and

•  Approve the compensation program for Board members.

For a description of the compensation and leadership committee’s processes and procedures, including the roles of its independent compensation consultant and the CEO in support of the committee’s decision-making process, see the section entitled “Executive Compensation” beginning on page 10.

Credit Risk and Finance Committee
R. Neil Williams (Chair)* Jo Ann Barefoot Carlos Minetti Sandra A. Smith Richard Tambor *Since November 2023 Met 5 times in 2024

Primary responsibilities:

•  Review the quality of Oportun’s credit portfolio and the trends affecting that portfolio through the review of selected measures of credit quality and trends;

•  Oversee credit and pricing risk and monitors policy administration and compliance;

•  Monitor projected compliance with the covenants and restrictions arising under Oportun’s financial obligations and commitments;

•  Assess funding, borrowing and lending strategies; and

•  Review potential financial transactions and commitments, including equity and debt financings, capital expenditures, and financing arrangements.

Nominating, Governance and Social Responsibility Committee
Ginny Lee (Chair)* Jo Ann Barefoot Carlos Minetti Richard Tambor *Since November 2022 Met 4 times in 2024

Primary Responsibilities:

•  Identify and recommend qualified candidates for election to the Board;

•  Oversee the composition, structure and size of the Board and its committees;

•  Oversee corporate governance policies and practices, including Oportun’s Code of Business Conduct;

•  Oversee Oportun’s strategies, policies, and practices relating to corporate sustainability and governance matters, responsible lending practices, government relations, charitable contributions and community development, human rights and other social and public policy matters; and

•  Oversee the annual Board performance self-evaluation process.

Code of Business Conduct and Corporate Governance Guidelines

Our Board has adopted a Code of Business Conduct and Corporate Governance Guidelines that apply to all our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Corporate Governance Guidelines are available on our investor relations website (http://investor.oportun.com/corporate-governance/governance-documents). We intend to disclose any amendments to the Code of Business Conduct, or any waivers of its requirements, on our website to the extent required by the applicable rules and stock exchange requirements.

Compensation and Leadership Committee Interlocks and Insider Participation

None of the members of our compensation and leadership committee has ever been an officer or employee of the Company. In addition, none of our executive officers currently serve, or in the past fiscal year have served, as a member of the board of directors, compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or on our compensation and leadership committee.

Insider Trading Policy

For information on the Company’s Insider Trading Policy, see “Insider Trading Policy” and “Hedging and Pledging Policies” under Item 11 below.

Item 11. Executive Compensation

Named Executive Officers

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities and Exchange Act of 1934, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow the Company to provide less detail about its executive compensation program, the compensation and leadership committee is committed to providing the information helpful to stockholders in understanding the Company’s executive compensation program. Accordingly, this section includes supplemental narratives that describe the executive compensation program for our named executive officers (“NEOs”) during fiscal year 2024, who consisted of:

Raul Vazquez	Kathleen Layton	Patrick Kirscht

Chief Executive Officer (“CEO”)	Chief Legal Officer and Corporate Secretary (“CLO”)	Chief Credit Officer (“CCO”)

Age: 53	Age: 45	Age: 57

Tenure: 13 years	Tenure: 9 years	Tenure: 17 years

2024 Financial Highlights

In 2024, we continued to take decisive actions to streamline the Company’s product offerings, reduce costs and strengthen its capital position. Despite persistent inflation and elevated interest rates, we returned to profitability and delivered improved financial and operational results, demonstrating our progress and the impact of our initiatives.

Key financial highlights for 2024 include:

•	A 23% year-over-year reduction in total operating expenses and a 20% decline in adjusted operating expenses

•	Full year net loss of $79 million, an improvement of $101 million compared to 2023

•	Adjusted Net Income of $29 million, an improvement of $100 million compared to 2023

•	Adjusted EBITDA of $105 million, an increase of $86 million compared to 2023

•	Portfolio yield of 33.5%, an increase of 125 basis points compared to 32.2% in 2023

Additionally, we took actions to optimize our business configuration and capital structure. We divested non-core business segments, including our credit card portfolio, to concentrate on our core personal loan, secured personal loan, and savings products. We also refinanced our corporate financing facility with a new $235 million Secured Term Loan, which improved our operational and balance sheet flexibility.

As we move forward with a clear strategic plan, we remain committed to delivering sustainable growth and maximizing shareholder value by maintaining a disciplined approach to lending, optimizing our operations, and driving long-term profitability—all while advancing our mission of providing responsible and affordable financial solutions for our members.

For a reconciliation of non-GAAP Adjusted Operating Expense to GAAP Operating Expense, non-GAAP Net Income to GAAP Net Income, and non-GAAP Adjusted EBITDA, refer to the Reconciliation on Non-GAAP Financial Measures section of this Amendment.

Oversight and Design of our Compensation Program

Compensation Philosophy and Objectives

We operate in a highly competitive and rapidly evolving market, and we expect competition among companies in our market to continue to increase. Our ability to compete and succeed in this environment is directly correlated with our ability to recruit, incentivize, and retain talented individuals.

We are guided by a clear set of guiding principles:

Primary Goals of our Executive Compensation Programs

Consistent with our principles, the primary goals of our executive compensation program are as follows:

•	Attract, motivate and retain highly qualified and experienced executives who can execute our business plans in a fast-changing, competitive landscape.

•	Recognize and reward our executive officers fairly for achieving or exceeding rigorous corporate and individual objectives.

•	Align the long-term interests of our executive officers with those of our members and stockholders.

Elements of our 2024 Compensation Program

(1)	Mr. Kirscht was also eligible to participate in our MBO Cash Performance Program, as further discussed below.
(2)	For the NEOs, 75% on corporate performance and 25% on attainment of individual goals.

Fiscal 2024 Pay Mix

Each year, the compensation and leadership committee sets the key components of total compensation for executive officers: short-term cash (annual base salary and incentive award) and long-term equity incentives (PSUs and RSUs). Together, these elements comprise the executive’s target total direct compensation. The target pay mix for fiscal 2024 for each NEO is shown below.

Our NEOs’ 2024 target total direct compensation decision focuses on variable and “at-risk” compensation that is closely aligned with Company performance. As shown in the charts below, incentive-based compensation represents approximately 68% of CEO Mr. Vazquez’s 2024 target total direct compensation, 62% for CCO Mr. Kirscht, and 50% for CLO Ms. Layton.

13%
Long-term Equity Incentive - (PSU)
32%
Base Salary
24%
Long-term Equity Incentive (RSU)
CEO
Target Direct Compensation
68%
Incentive-based
32%
Target Annual Incentive

10%
MBO Performance Plan
10%
Long-term Equity Incentive - (PSU)
62%
Incentive-based
18%
Long-term Equity Incentive (RSU)
CCO
Target Direct Compensation
38%
Base Salary
25%
Target Annual Incentive

6%
Long-term Equity Incentive - (PSU)
11%
Long-term Equity Incentive (RSU)
50%
Base Salary
CLO
Target Direct Compensation
33%
Target Annual Incentive
50%
Incentive-based

Compensation Governance Policies and Practices

The Company’s executive compensation program is overseen by the compensation and leadership committee with the advice and support of the Company’s independent compensation consultant as well as input from the Company’s management team. We have adopted executive compensation practices that promote performance, accountability, and alignment with stockholders, while avoiding those we believe do not support the Company’s and stockholders’ long-term interests. The following summarizes those practices:

What We Do	What We Don't Do
Design our executive compensation program so that a significant portion of the compensation for our NEOs is at risk based on the achievement of measures we believe drive the creation of long-term stockholder value	Allow hedging or pledging of Company securities
Maintain individual employment arrangements with our executive officers	Single trigger change in control severance benefits
Review our peer group on an annual basis	Excise tax "gross-ups" upon change in control
Hold annual advisory non-binding stockholder vote to approve the compensation of our NEOs	Special benefit or retirement plans that are exclusive to the executive team
Retain an independent compensation consultant	
Stock ownership requirements for current Section 16 officers and directors	
Clawback policy for current Section 16 officers

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

Each year, the compensation and leadership committee reviews and approves compensation decisions as they relate to our NEOs and other senior executive officers, including our CEO. The compensation and leadership committee, with input from management and its independent consultant, conducts a baseline review of our compensation programs to ensure alignment with business needs and growth objectives. In this review, the independent compensation consultant is asked to provide a perspective on changing market practices as to compensation programs, with a particular focus on our identified peer group and other companies with whom we compete directly for talent, as discussed below under “Role of Compensation Consultants” and “Use of Competitive Market Data.” Following this review, the compensation and leadership committee considers the recommendations of our CEO, as discussed below under “Role of Management.” The compensation and leadership committee also manages the annual review process of our CEO, in cooperation with our lead director, in which all members of our Board are asked to participate and provide perspective, resulting in a compensation and leadership committee determination regarding individual compensation adjustments for our CEO. As part of this review of the compensation of our NEOs and other senior executive officers, the compensation and leadership committee considers several factors, including:

•  Our corporate growth and other elements of financial performance;

•  Individual performance and contributions to our business objectives;

•  The executive officer’s experience and scope of duties;

•  The recommendations of our CEO and other members of our management team;

•  Retention risk;

•  Internal pay equity;

•  An executive officer’s existing equity awards and stock holdings; and

•  Ensuring our incentive plans do not encourage undue risk-taking.

Our compensation and leadership committee relies on their judgment and extensive experience to establish an annual target total direct compensation opportunity for each NEO that they believe will best achieve the goals of our executive compensation program and our short-term and long-term business objectives. The compensation and leadership committee retains flexibility to review our compensation structure periodically as needed to focus on different business objectives.

Role of Management

Our CEO works closely with the compensation and leadership committee in determining the compensation of our NEOs (other than his own) and other executive officers. Each year, our CEO evaluates the performance of our NEOs and other executives and provides the compensation and leadership committee with recommendations on compensation adjustments, promotions, bonus pool funding, goal attainment, and annual incentive payouts, except with respect to his own compensation. Our CEO also recommends corporate and individual performance goals for the annual incentive plan, aligned with our business plan and strategy, for approval by the compensation and leadership committee. He also advises on the size, timing, and terms of equity awards and new hire compensation packages. These recommendations from our CEO are often developed in consultation with finance and human resources members of his senior management team.

In certain situations, the compensation and leadership committee may elect to delegate specific responsibilities to our CEO or a subcommittee, excluding any authority related to our executive officers. Our compensation and leadership committee has delegated to our CEO the authority to make employment offers to candidates at and below the senior vice president level without seeking the approval of the compensation and leadership committee, subject to certain parameters. In addition, our compensation and leadership committee has delegated to a subcommittee, currently made up of our CEO and CLO, the authority to approve certain equity grants to employees at and below the senior vice president level, subject to certain parameters approved by the compensation and leadership committee.

At the request of the compensation and leadership committee, our CEO typically attends a portion of each compensation and leadership committee meeting, including meetings at which the compensation and leadership committee’s compensation consultant is present. From time to time, various members of management and other employees, as well as outside legal counsel and consultants retained by management, attend compensation and leadership committee meetings to make presentations and provide financial and other background information and advice relevant to compensation and leadership committee deliberations. Our CEO and other NEOs do not participate in, and are not present during, any deliberations or determinations of our compensation and leadership committee regarding their compensation or individual performance objectives.

Role of Compensation Consultants

The compensation and leadership committee is authorized under its charter to retain external advisors—such as compensation consultants, legal counsel, and accounting experts—to assist in performance of its responsibilities. The compensation and leadership committee makes all determinations regarding the engagement, fees, and services of these external advisors, and any such external advisor reports directly to the compensation and leadership committee.

During 2024, the compensation and leadership committee retained Willis Towers Watson as its independent compensation consultant to provide support and advisory services as it relates to our compensation program. Willis Towers Watson performs no other services for us other than its work for the compensation and leadership committee. Willis Towers Watson complied with the definition of independence under the Dodd-Frank Act and other applicable SEC and stock exchange regulations.

Use of Competitive Market Data

We strive to attract and retain top executive talent in a highly competitive market. To support this goal, the compensation and leadership committee annually reviews market data for each executive role, including compensation practices at comparable public companies.

In addition to using published survey data for similar sized technology companies, the compensation and leadership committee approved a peer group of comparable publicly-traded companies, developed with the assistance of Willis Towers Watson, to aid it in assessing the overall competitiveness of our executive compensation program and the key components of compensation under the program. The peer group was selected from publicly-traded companies with (i) similar industry focus (i.e., consumer finance) (ii) comparable company scope and size, or (iii) that have similar product offerings. Our compensation and leadership committee considered compensation data from the below-listed companies, which remained unchanged from last year. After the peer group was selected, CURO Group Holdings Corp. subsequently delisted from the New York Stock Exchange, which made it no longer appropriate for benchmarking purposes for the remainder of the fiscal year.

Atlanticus	Green Dot	MoneyLion	Regional Management	World Acceptance

CURO Group Holdings Corp.	LendingClub	OppFi	SoFi Technologies

Enova International	LendingTree	PROG Holdings	Upstart Holdings

Elements of Executive Compensation and 2024 Compensation Decisions

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

Executives	2023 Annual Base Salary ($)		2024 Annual Base Salary ($)(1)	Change (%)
Raul Vazquez	595,000	(2)	595,000	—
Kathleen Layton	375,000	(3)	390,000	4.0
Patrick Kirscht	473,509		485,346	2.5

(1)	The base salary amount for each of our NEOs is approved by the compensation and leadership committee.
(2)

In connection with certain operating expense reduction efforts by the Company, Mr. Vazquez voluntarily requested a 15% reduction of his annual base salary, effective November 11, 2023, which was reduced from

$700,000 to $595,000 on an annualized basis. The voluntary reduction remained in effect for fiscal year 2024.
(3)	Ms. Layton’s salary was increased on July 15, 2023 in connection with her promotion to Chief Legal Officer.

Annual Incentive Plan

Each of our NEOs participated in our annual incentive plan for 2024. This performance-based cash compensation was designed to reward the achievement of annual corporate performance relative to pre-established goals, as well as individual performance, contributions and strategic impact.

The compensation and leadership committee established target annual incentive awards for each executive officer, denominated as a percentage of base salary, which were set at the same percentages of base salary for 2024 as in 2023 and 2022.

	2024 Target Annual Incentive Award Opportunity
	Target Award ($)	Percentage of Base Salary (%)
Raul Vazquez	595,000	100
Kathleen Layton	253,500	65
Patrick Kirscht	315,475	65

For 2024, the compensation and leadership committee approved the corporate performance goals of Adjusted EBITDA and total revenue and their respective weightings set forth below. Our compensation and leadership committee believes these are the appropriate drivers for our business as they provide a balance between growth and profitability and encourage operating efficiency. Our Adjusted EBITDA and total revenue performance metrics allow the compensation and leadership committee to accurately assess the Company’s effectiveness, productivity and efficiency, while evaluating comparative results period-over-period. Please refer to the Reconciliation on Non-GAAP Financial Measures section of this Amendment for the Company’s definition of Adjusted EBITDA. For each corporate performance goal, target achievement was set in accordance with our annual operating plan, with potential bonus funding ranging from 0% to 150% of target, on a sliding scale. The total revenue performance metric had a threshold payout of 50% at 90% achievement of target, while the Adjusted EBITDA performance metric had a threshold payout of 50% at 85% achievement of target.

In 2024, the annual incentive awards were weighted 75% on corporate performance and 25% on attainment of individual goals for all of our NEOs, except for our CEO. The annual incentive award for our CEO was weighted 80% on corporate performance and 20% on attainment of individual goals. Individual goal achievement for each NEO’s performance was determined by the compensation and leadership committee.

Our actual 2024 performance included several achievements and was largely in line with our expectations. The following provides additional information regarding the corporate goals under our Annual Incentive Plan.

(1)	Attainment percentage between threshold, target, and maximum performance levels is determined based on a sliding-scale interpolation.

For a reconciliation of non-GAAP Adjusted EBITDA, refer to the Reconciliation on Non-GAAP Financial Measures section of this Amendment. For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original Form 10-K.

Individual annual incentive award goals and achievement for our NEOs vary depending on our strategic corporate initiatives and each executive officer’s responsibilities. While not exhaustive, below are certain key factors that the compensation and leadership committee, in consultation with our CEO, considered when determining the individual component of each 2024 annual incentive award. The compensation and leadership committee recognized the significant progress made in improving overall results compared to the prior year. Despite ongoing macroeconomic challenges, the initiatives implemented in 2024, including strengthening business economics, streamlining operations and optimizing our capital structure have led to stronger financial performance, enhanced operational efficiency, and improved credit outcomes. The compensation and leadership committee determined that our NEOs played a critical role in driving these positive developments, ensuring Oportun remained on a trajectory for sustainable, profitable growth and long-term stockholder value creation. The compensation and leadership committee recognized the individual accomplishments of the NEOs, including:

•	Improving credit performance by enhancing credit models, underwriting standards, and strengthening borrower profiles, resulting in lower delinquency rates and lower charge-offs;

•	Increasing portfolio yield by 125 basis points, enhancing profitability;

•	Leading efforts to streamline operations by focusing on our core lending and savings products, including the successful execution of the sale of our credit card portfolio;

•

Supporting the successful refinancing of our corporate financing facility in addition to multiple key funding arrangements leading to increased warehouse capacity, enhanced balance sheet and operating flexibility and positioning Oportun for long-term success;

•	Strengthening regulatory and compliance frameworks through adaptability and responsiveness in a complex and evolving regulatory landscape; and

•	Providing strategic leadership that directly contributed to the achievement of key business milestones and financial objectives.

As a result of the compensation and leadership committee’s performance review, the following annual incentive awards were paid to each of our NEOs for 2024:

	Target Bonus ($)	Bonus Payout (% of Target)	Bonus Amount ($)
Raul Vazquez	595,000	103.6	616,658
Kathleen Layton	253,500	105.4	267,252
Patrick Kirscht	315,475	101.7	320,759

Management by Objectives (“MBO”) Cash Performance Program

In 2023, our compensation and leadership committee approved a one-time MBO cash performance award program for select then serving C-Suite executives, excluding the CEO, which commenced in 2024.

The MBO Cash Performance Program operates independently from our annual incentive awards, though both are aligned in driving overall financial and operational success. The MBO Cash Performance Program is intended to emphasize individual strategic objectives that are critical to each executive’s function and are tailored to drive long-term value creation and align with our broader goals.

Under the program, MBOs will be established annually for three years (2024, 2025, 2026). Each equal annual installment is contingent upon the achievement of pre-established MBOs specific to the executive’s role and remains subject to the executives’ continued service. By tying payouts to both time-based vesting and performance-based milestones, this structure enhances retention while ensuring sustained focus on key business initiatives.

Mr. Kirscht is the only NEO participating in the MBO Cash Performance Program. Under the MBO, Mr. Kirscht had the opportunity to earn an award of up to $125,000 (payable in March 2025), if certain goals and objectives were attained by December 31, 2024. A portion of the MBO Cash Performance award was eligible to be received for partial achievement of any goal.

Mr. Kirscht’s 2024 performance goals consisted of credit performance, origination and loan quality targets derived from our annual operating plan, and weighted at 55%, 30% and 15% respectively. Our compensation and leadership committee approved a 100% achievement payout award to Mr. Kirscht for 2024, based on the attainment of all performance goals.

Long-Term Incentive Compensation

Our compensation and leadership committee believes long-term incentive compensation effectively aligns executive and stockholder interests, driving sustained value creation. The program is designed to promote retention, support recruitment of key talent, and reward performance that maximizes long-term stockholder returns.

In 2024, our long-term incentive program provided for the delivery of long-term incentive awards through a combination of the following two award vehicles:

LTI Vehicle	Vesting Terms	Weighting
Performance-based Restricted Stock Units (PSUs)	A three-year performance period covering calendar years 2024 through 2026; three-year cliff vesting following the completion of the performance period	Approximately 50% of total target award

Restricted Stock Units (RSUs)	RSUs vest in three equal annual installments from the vesting commencement date of March 10, 2024, subject to continued employment	Approximately 50% of total target award

The PSU award is designed to reward executives for absolute total shareholder return as measured by the Company’s stock price appreciation and any declared dividends. We use absolute total shareholder return as the sole performance metric for the award because the compensation and leadership committee believes it is the ultimate measure of the Company’s achievement for its stockholders over the long term. The PSUs have both upside potential and downside risk based on positive or negative absolute total shareholder return performance. Vesting of the 2024-2026 PSU award cycle occurs on March 10, 2027, following the end of the three-year performance period, which is December 31, 2026, and is subject to the executive’s continued employment. Vesting is dependent upon meeting a three-year threshold level of absolute total shareholder return, and participants are eligible to earn up to 125% of their target award. Any PSUs that vest in excess of the 100% target number of units (the “Upside Units”), may be paid out via a cash payment with respect to some or all of the Upside Units, in an amount equal to the fair market value of the underlying shares as of the vesting date.

The following table reflects potential performance and payout percentages for the 2024 PSU awards, which remain the same as the 2023 PSU awards. Performance between these points will be linearly interpolated.

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

A summary of our PSU activity under the 2019 Plan for the year ended December 31, 2024 is as follows:

	PSUs Outstanding	Weighted Average Grant- Date Fair Value ($)
Balance—January 1, 2024	327,668	1.33
Granted	501,419	1.57
Vested	—	—
Forfeited	151,414	1.46
Balance—December 31, 2024	677,673	1.48

For fiscal year 2024, we recognized approximately $284,050 in compensation cost related to nonvested PSU awards granted to employees in our condensed consolidated statements of operations. As of December 31, 2024, we had approximately $707,668 in unrecognized compensation cost related to nonvested PSU awards granted to employees, which will be recognized over a weighted average vesting period of approximately 1.81 years.

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

401(k) Plan and Employee Benefits

During 2024, all full-time employees in the United States employed by Oportun, including the NEOs, were eligible to participate in the Company’s 401(k) plan, a tax qualified retirement plan. Other than the 401(k) plan, we do not provide defined benefit pension plans or defined contribution retirement plans to the NEOs or other employees.

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
In addition to the above-described discretionary clawback policy, in November 2023, the compensation and leadership committee adopted a separate mandatory incentive-based executive clawback policy which applies to our current and former executive officers, on or after October 2, 2023. Our mandatory clawback policy provides for the recoupment of certain executive compensation, regardless of whether the executive officer was at fault, including but not limited to short- and long-term incentive-based compensation, in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws, consistent with SEC regulations effective in 2023. Under the policy, if an accounting restatement occurs, the Company is required to recover any incentive-based compensation received by an executive officer that exceeds what would have been earned under the restated financial statements. The compensation and leadership committee administers the policy, determining the amount to be recovered and overseeing the repayment process in accordance with the policy. Recovery methods may include direct reimbursement, offsetting against future compensation, cancellation of equity awards, or other legally permissible actions. Exceptions to the policy are limited and apply only if recovery would be impracticable, such as when enforcement costs exceed the recoverable amount, or recovery would violate applicable laws.
Insider Trading Policy
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws. As part of this commitment, we have established an insider trading policy, governing the purchase, sale, and/or other disposition of our securities by our directors, officers and employees, as well as their family members and entities controlled by them, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy was filed as an Exhibit to our Original Form
10-K.
We comply with insider trading laws, rules and regulations and any applicable listing standards in any transactions involving our own securities.
Hedging and Pledging Policies
Our
insider trading policy prohibits, among other things, all employees and non-employee
directors from engaging in short sales or transactions in publicly-traded options (such as puts and calls) and other derivative securities relating to our common stock, hedging or similar transaction designed to decrease the risks associated with holding our securities, pledging any of our securities as collateral for a loan, and holding any of our securities in a margin account.
Practices and Policies Related to the Grant of Certain Equity Awards
While our Long-Term Incentive Compensation plan allows for the granting of stock options, stock appreciation rights, and similar option-like awards, we have not awarded stock options, stock appreciation rights, or similar option-like awards in recent years to our executive officers or directors, and there were no stock options granted to or exercised by our executive officers or directors in fiscal years 2024 or 2023. Instead, long-

term equity incentives are delivered through our PSUs and RSUs, which we believe better aligns with our pay-for-performance
philosophy. Should the compensation and leadership committee determine that the award of stock options or similar option-like awards support our objectives in the future, grants will be made following a structured process aligned with our established equity grant policies and timing considerations.
It is the general practice and policy of our compensation and leadership committee not to grant stock options or similar awards to executive officers or directors in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock and not to time the public release of such information based on stock option grant dates. Additionally, it is our general practice and policy not to grant stock options or similar awards (i) outside of “trading windows” established in accordance with our insider trading policy; or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form
8-K
that discloses material nonpublic information. The foregoing restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the grant date. As a general practice, our executive officers, directors, and employees are not permitted to choose the grant date applicable to their individual equity awards. Annual grants (excluding one-time
awards that may be made in unique circumstances, such as upon joining the Company or as a retention incentive) are generally made at a meeting of the compensation and leadership committee that is held during the first half of each fiscal year.
In accordance with these practices and policies, during the fiscal year ended December 31, 2024, none of our NEOs were awarded stock options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form
10-Q,
Form
10-K,
or Form
8-K
that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports. During 2024, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally places a $1 million limit on the amount of compensation a publicly-held company can deduct for U.S. federal tax purposes in any tax year on compensation paid to “covered employees.” The compensation and leadership committee retains discretion to award compensation amounts which are not tax-deductible if it determines that such compensation is consistent with our business needs and considers tax implications, including deductibility, as one of several factors in making compensation decisions.

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to, earned by or paid to our NEOs for the years ended December 31, 2024, 2023, and 2022:

	Year	Salary(1) ($)	Bonus ($)		Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Raul Vazquez(6)(7)	2024	595,000	—		682,444	—	616,658	—	1,894,102
Chief Executive Officer	2023	687,885	—		746,007	—	225,680	34,963	1,694,535
	2022	683,836	—		2,650,738	875,005	525,000	31,345	4,765,924

Kathleen Layton	2024	387,173	—		136,491	—	267,252	—	790,917
Chief Legal Officer and Corporate Secretary	2023	356,216	95,175	(2)	371,545	—	47,795	15,362	886,093

Patrick Kirscht	2024	483,115	—		360,845	—	445,759	—	1,289,720
Chief Credit Officer	2023	473,509	—		208,704	—	121,881	39,819	843,913
	2022	469,176	—		1,136,034	375,008	234,682	38,949	2,253,849

(1)

The salary amounts in this column reflect the blended salary paid, which takes into account any salary increases or decreases effective during the year, if any. These amounts have been adjusted to reflect the blended salary paid and may deviate an immaterial amount from the previously reported salaries.

(2)

The amount reported represents an annual bonus paid to Ms. Layton during the course of 2023, prior to her promotion to Chief Legal Officer. At the time, the bonus for non-executive employees was not based on pre-established performance criteria and therefore is not included in Non-Equity Incentive Plan Compensation.
(3)

These columns reflect the aggregate grant date fair value of stock options, RSUs, and PSUs measured pursuant to FASB ASC 718 without regard to forfeitures and assuming the probable level of achievement for all PSUs. We value time-based RSUs based on the closing market price of our common stock reported on Nasdaq on the grant dates. We value PSUs using the Monte Carlo simulation pricing model. In 2024, Messrs. Vazquez and Kirscht and Ms. Layton were granted PSUs having the following grant date fair values: $239,695 for Mr. Vazquez, $126,740 for Mr. Kirscht and $47,940 for Ms. Layton. The value of the PSUs at the grant date assuming that the highest level of performance conditions will be achieved is $299,617 for Mr. Vazquez, $158,425 for Mr. Kirscht and $59,924 for Ms. Layton. In 2023, Messrs. Vazquez and Kirscht were granted PSUs having the following grant date fair values: $234,560 for Mr. Vazquez and $65,621 for Mr. Kirscht. The value of the PSUs at the grant date, assuming the highest level of performance conditions will be achieved is $293,200 for Mr. Vazquez and $82,026 for Mr. Kirscht. The actual number of PSUs, if any, that may be earned range from 0% to 125% of the target number of units. The Upside Units, may be paid out via a cash payment with respect to some or all of the Upside Units, in an amount equal to the fair market value of the underlying shares as of the vesting date, subject to the terms of the 2019 Equity Incentive Plan and the PSU Award Agreement. For additional information on the assumptions used in calculating the grant date fair value of these awards see Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included on our Original Form 10-K, as well as “Elements of Executive Compensation and 2024 Compensation Decisions—Long-Term Incentive Compensation” above. These amounts in this column may not reflect the actual economic value that may be realized by the NEO. For additional information regarding our long-term incentive program, see “Elements of Executive Compensation and 2024 Compensation Decisions—Long-Term Incentive Compensation” above.

(4)	The amounts represent the bonuses paid under our annual incentive plan. For Mr. Kirscht, the amount also includes the bonus paid under our MBO Cash Performance Program.
(5)

The amounts reported include the cash value of Oportun’s match of our NEO’s contributions to the 401(k) plan in 2022 and 2023, matching charitable contributions made by Oportun in 2022 and 2023 pursuant to the Company’s charitable match program, certain life insurance premium payments, and certain medical insurance and disability insurance payments. No 401(k) matching contributions were provided to the NEOs for 2024.

(6)	Mr. Vazquez serves on our Board but is not paid additional compensation for such service.
(7)	Mr. Vazquez’ base salary was voluntarily decreased from $700,000 to $595,000, effective November 11, 2023.

Grants of Plan-Based Awards in Fiscal Year 2024

The following table provides information regarding each grant of a plan-based award made to an NEO under any plan in the year ended December 31, 2024:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Units (#)	Grant Date Fair Value of Stock Awards(2) ($)
	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Raul Vazquez	Annual incentive award	3/17/2025	100,406	595,000	743,750	—	—	—	—	—
	PSU	6/14/2024	—	—	—	38,168	152,672	190,840	—	239,695
	RSU	6/14/2024	—	—	—	—	—	—	152,672	442,749
Kathleen Layton	Annual incentive award	3/10/2025	42,778	253,500	316,875	—	—	—	—	—
	PSU	6/14/2024	—	—	—	7,633	30,535	38,168	—	47,940
	RSU	6/14/2024	—	—	—	—	—	—	30,535	88,551
Patrick Kirscht	Annual incentive award	3/10/2025	53,236	315,475	394,343	—	—	—	—	—
	MBO award	1/29/2025	—	125,000	—	—	—	—	—	—
	PSU	6/14/2024	—	—	—	20,181	80,726	100,907	—	126,740
	RSU	6/14/2024	—	—	—	—	—	—	80,726	234,105

(1)

The target amounts shown in the column reflect the annual cash incentive compensation for which the executive was eligible to receive under our annual incentive plan or MBO award program, respectively. Threshold amounts for the annual incentive plan represent 50% attainment of the total revenue corporate performance metric and 0% attainment for the remaining corporate performance and individual goals metrics. The MBO award program does not contain a minimum threshold.

(2)

This column reflects the aggregate grant date fair value of the RSU awards and PSU awards, assuming the probable level of achievement, measured pursuant to FASB ASC 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of these awards are set forth in Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included in our Original Form 10-K, as well as “Elements of Executive Compensation and 2024 Compensation Decisions—Long-Term Incentive Compensation” above. These amounts do not reflect the actual economic value that may be realized by the NEO.

Annual Incentive Plan

Each of our NEOs was eligible to participate in our annual incentive plan for 2024. For additional discussion regarding the criteria applied in determining the amounts payable under the Annual Incentive Plan, please see “Executive Compensation—Annual Incentive Plan.”

MBO Cash Performance Program

Mr. Kirscht was the only NEO eligible to participate in our MBO Cash Performance Program for 2024. For additional discussion regarding the criteria applied in determining the amounts payable under the MBO Cash Performance Program, please see “Executive Compensation—MBO Cash Performance Program.”

Outstanding Equity Awards at 2024 Fiscal Year End

The following table provides information with respect to all outstanding stock options and RSUs held by our NEOs as of December 31, 2024. See “Employment, Severance, and Change in Control Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” below for information regarding the impact of certain employment termination scenarios on outstanding equity awards.

			Option Awards				Stock Awards
Name	Award Grant Date(1)		Number of Securities Underlying Unexercised Options - Unexercisable(2) (#)	Number of Securities Underlying Unexercised Options - Exercisable(3) (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested(5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5) ($)
Raul Vazquez	9/29/2015		—	3,741	26.73	9/28/2025	—		—	—		—
	11/30/2016		—	145,453	19.69	11/29/2026	—		—	—		—
	6/28/2019		—	140,551	18.04	6/27/2029	—		—	—		—
	3/10/2020	(6)	—	193,364	19.00	3/9/2030	—		—	—		—
	3/10/2021	(6)	4,510	67,626	21.26	3/9/2031	—		—	—		—
	3/10/2021		—	—	—	—	10,290	(4)	39,925	—		—
	3/25/2022		34,860	76,688	13.39	3/24/2032				—		—
	3/25/2022		—	—	—	—	98,982	(4)	384,050	—		—
	12/6/2023		—	—	—	—	117,575	(8)	456,191	—		—
	12/6/2023		—	—	—	—	—		—	44,090	(10)	171,069
	6/14/2024		—	—	—	—	152,672	(9)	592,367
	6/14/2024		—	—	—	—	—		—	38,168	(11)	148,092
Kathleen Layton	12/21/2016		—	8,522	19.69	12/20/2026	—		—	—		—
	11/29/2017		—	4,022	24.86	11/28/2027	—		—	—		—
	3/29/2018		—	3,935	25.41	3/28/2028	—		—	—		—
	3/10/2020	(6)	—	9,164	19.00	3/9/2030	—		—	—		—
	3/10/2021		—	—	—	—	836	(4)	3,244	—		—
	3/10/2021	(6)	367	5,490	21.26	3/9/2031	—		—	—		—
	3/10/2022		—	—	—	—	5,113	(4)	19,838	—		—
	3/10/2022	(6)	5,402	11,881	13.26	3/9/2032	—		—	—		—
	9/10/2023		—	—	—	—	27,077	(4)	105,059	—		—
	10/25/2023		—	—	—	—	9,350	(4)	36,278	—		—
	6/14/2024		—	—	—	—	30,535	(9)	188,476	—		—
	6/14/2024		—	—	—	—	—		—	7,633	(11)	29,616
Patrick Kirscht	9/29/2015		—	54,545	26.73	9/28/2025	—		—	—		—
	11/30/2016		—	45,453	19.69	11/29/2026	—		—	—		—
	6/28/2019		—	70,275	18.04	6/27/2029	—		—	—		—
	3/10/2020	(6)	—	82,871	19.00	3/9/2030	—		—	—		—
	3/10/2021	(6)	1,933	30,916	21.26	3/9/2031	—		—	—		—
	3/10/2021		—	—	—	—	4,410	(4)	17,111	—		—
	3/25/2022		14,941	47,807	13.39	3/24/2032	—		—	—		—
	3/25/2022		—	—	—	—	42,421	(4)	164,593	—		—
	12/6/2023		—	—	—	—	32,893	(8)	127,625	—		—
	12/6/2023		—	—	—	—	—		—	12,334	(10)	47,856
	6/14/2024		—	—	—	—	80,726	(9)	313,217	—		—
	6/14/2024		—	—	—	—	—		—	20,181	(11)	78,302

(1)

Awards with a grant date after July 31, 2015, but on or prior to September 26, 2019, were granted under our 2015 Stock Option/Stock Issuance Plan. Awards with a grant date after September 26, 2019 were granted under our 2019 Equity Incentive Plan.

(2)

Each option grant provides for a four-year vesting schedule, with one-fourth of the underlying shares vesting on the one-year anniversary of the vesting commencement date, and the balance vesting in equal monthly installments over the remaining 36 months, in each case subject to the executive’s continued service through the applicable vesting date. Except with respect to stock options granted under our 2019 Equity Incentive Plan, options are exercisable immediately following grant, also known as “early exercisable,” and unvested shares purchased on an early exercise are subject to a repurchase right in our favor on termination of employment that lapses along the same vesting schedule as contained in the option grant. This column reflects the number of unexercised options that were unvested as of December 31, 2024.

(3)	This column reflects the number of shares subject to unexercised options that were vested as of December 31, 2024.
(4)

The RSUs will vest over a four-year period with one-fourth of the RSUs vesting on each one-year anniversary of the vesting commencement date, subject to the executive’s continued service on each such vesting date. There is no performance-based vesting condition associated with such RSUs.

(5)

Represents the number of unvested shares underlying RSUs or PSUs multiplied by the per share fair market value of our common stock as of December 31, 2024, based on the closing price of our common stock of $3.88 per share.

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

(9)

The RSUs will vest in 3 equal annual installments from the vesting commencement date of March 10, 2024, subject to the executive’s continued service on each vesting date. There is no performance-based vesting condition associated with such RSUs.

(10)

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

(11)

These amounts represent PSU grants, assuming an achievement level at threshold. The actual number of PSUs, if any, that may be earned range from 0% to 125% of the target number of units. Any PSUs that vest in excess of the Upside Units, may be paid out in cash. Vesting is also contingent upon the continued employment of the executive through March 10, 2027, or as otherwise provided in the applicable award agreement. For additional information, see “Elements of Executive Compensation and 2024 Compensation Decisions—Long-Term Incentive Compensation” above.

Option Exercises and Stock Vested in Fiscal Year 2024

The following table presents information concerning the aggregate value and number of shares of our common stock for which options were exercised or RSUs vested during 2024 for each of the NEOs:

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raul Vazquez	—	—	173,068	593,615
Kathleen Layton	—	—	24,350	77,157
Patrick Kirscht	—	—	65,426	222,745

(1)	The number of shares and value realized on vesting include shares that were withheld or sold at the time of vesting to satisfy tax withholding requirements.

Employment, Severance and Change in Control Agreements

We previously entered into offer letters with each of our NEOs that generally provide for at-will employment and set forth the executive’s base salary, eligibility for an annual incentive award opportunity and employee benefits, and coverage under our executive severance policy. Each of our NEOs has also executed our standard form of proprietary information and invention assignment agreement. Each NEO must abide by any applicable compensation recovery policy, stock ownership guidelines, or other similar policies that we maintain. Further, the award agreements governing the PSU awards granted to Messrs. Vazquez and Kirscht in 2023 and Messrs. Vazquez and Kirscht and Ms. Layton in 2024 provide for certain benefits upon a change in control or in the event of an involuntary termination of the applicable NEO in connection with a change in control of Oportun. General provisions of the executive severance and change in control policy are discussed below, and any potential payments and benefits due upon a termination of employment or a change in control are further quantified below in “Potential Payments and Benefits Upon Termination or Change in Control.”

Executive Severance and Change in Control Policy

We maintain an executive severance and change in control policy, which covers each of our NEOs.

Upon a termination of employment by us without cause or by the executive for good reason (an “involuntary termination”), our NEOs other than our CEO will receive 12 months of salary continuation and continuation of health plan benefits at no cost under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) if they have been employed with us for at least five years (or nine months of such benefits if they have been employed for less than five years). If the termination occurs during the period beginning 90 days before, through 12 months after, our change in control (the “change in control period”), they will receive the higher level of salary continuation and health insurance benefits regardless of their tenure with us, their full target bonus, and full vesting of their unvested equity awards other than performance-vested awards. For performance-vested awards (other than the PSU awards described in the following section), any acceleration of vesting, exercisability or lapse of restrictions is based on actual performance through the date of such change in control. As of December 31, 2024, the last day of the most recently completed fiscal year, each of Ms. Layton and Mr. Kirscht had completed at least five years of employment with us.

On an involuntary termination, our CEO will receive 18 months of salary continuation and continuation of health plan benefits at no cost under COBRA if he has been employed with us for at least five years (or 12 months of such benefits if he has been employed for less than five years), and 12 months’ worth of accelerated vesting of equity awards other than performance-vested awards. If the involuntary termination occurs within the change in control period, he will receive the higher level of salary continuation and health insurance benefits regardless of his tenure with us, 150% of his target bonus, and full vesting of his unvested equity awards other than performance-vested awards. For performance-vested awards (other than the PSU awards described in the following section), any acceleration of vesting, exercisability or lapse of restrictions is based on actual performance through the date of such change in control. As of December 31, 2024, the last day of the most recently completed fiscal year, our CEO had completed at least five years of employment with us.

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

Under each of the award agreements governing the PSU awards granted to Messrs. Vazquez and Kirscht and Ms. Layton in 2024, if a “change in control” (as defined in the PSU award agreement) occurs during the three-year performance period covering calendar years 2024 through 2026, the performance period will be shortened to conclude as of a date, determined by the compensation and leadership committee, that is within the 10-day period ending with the estimated date of the change in control, and the compensation and leadership committee will certify our TSR performance during the abbreviated performance period by comparing the beginning average closing price to the consideration payable in the change in control (instead of the average closing price for the last 20 trailing consecutive trading days).

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

Potential Payments and Benefits Upon Termination or Change in Control

The following table sets forth the estimated payments and benefits that would be received by each of the NEOs upon a change in control of Oportun, upon a termination of employment without cause or following a resignation for good reason (which we refer to below as an involuntary termination) unrelated to a change in control, or upon an involuntary termination in connection with a change in control of Oportun. This table reflects amounts payable to each NEO assuming his or her employment was terminated on December 31, 2024, and/or the change in control also occurred on that date. For additional discussion of the potential benefits and payments due in connection with a termination of employment or a change in control, please see “Employment, Severance, and Change in Control Agreements—Executive Severance and Change in Control Policy” above.

Name	Change in Control(1)(2) ($)	Involuntary Termination Other than During Change in Control Period(2)(3) ($)	Involuntary Termination During Change in Control Period(2)(3) ($)
Raul Vazquez
Salary Severance(4)	—	1,050,000	1,050,000
Bonus Severance(4)	—	—	1,050,000
Continuation of Health Insurance Benefits	—	27,852	27,852
Accelerated Vesting of Equity Awards	1,276,648	657,501	2,749,182

Total	1,276,648	1,735,353	4,877,034

Kathleen Layton
Salary Severance	—	390,000	390,000
Bonus Severance	—	—	253,500
Continuation of Health Insurance Benefits	—	—	—
Accelerated Vesting of Equity Awards	118,476	—	401,370

Total	118,476	390,000	1,044,870

Patrick Kirscht
Salary Severance	—	485,346	485,346
Bonus Severance	—	—	315,475
Continuation of Health Insurance Benefits	—	27,852	27,852
Accelerated Vesting of Equity Awards	504,641	—	1,127,175

Total	504,641	513,198	1,955,848

(1)

The values listed in this column for “Equity Awards” reflect the estimated value of the PSUs granted to the applicable NEO that would become eligible PSUs (that is, eligible to vest on March 10, 2026 or March 10, 2027, subject to the NEO continuing to provide service following the change in control through that date) if a change in control occurred on December 31, 2024 (which was during each PSU award’s three-year performance period). This estimated value was calculated by multiplying the number of eligible PSUs by the closing price for a share of our common stock on December 31, 2024 (the last business day of our 2024 fiscal year), which was $3.88. The number of eligible PSUs is assumed to be the target number of PSUs since the number of PSUs that would become eligible PSUs based on our TSR performance during the abbreviated performance period was less than the target number of PSUs.

(2)	Based on salary and target bonus amounts as of December 31, 2024.
(3)

The values listed in this column for “Equity Awards” reflect the estimated value of accelerated vesting of the applicable NEO’s equity awards, which was calculated by multiplying the number of shares underlying the NEO’s unvested option, RSU awards or PSU awards that would be accelerated by the closing price for a share of our common stock on December 31, 2024 (the last business day of our 2024 fiscal year), which was $3.88, minus the aggregate exercise price attributable to the accelerated shares in the case of a stock option. No value has been included for stock options that have a per share exercise price at or above $3.88. For the PSU awards granted to Messrs. Vazquez and Kirscht in 2023 and Messrs. Vazquez and Kirscht and

Ms. Layton in 2024, the number of PSUs accelerated is assumed to be the target number of PSUs since the number of PSUs that would become eligible PSUs based on our TSR performance during each abbreviated performance period was less than the target number of PSUs.
(4)

In connection with Mr. Vazquez’ voluntary reduction in salary, the compensation and leadership committee agreed that with respect to the executive severance and change in control policy, any severance benefits received will be determined using the annual base salary in effect immediately before the reduction.

Report of the Compensation and Leadership Committee

The compensation and leadership committee has reviewed and discussed the “Executive Compensation” section with management. Based on this review and discussion, the compensation and leadership committee has recommended to the Board that the “Executive Compensation” section be included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 and our proxy statement for our 2025 annual meeting of stockholders.

Respectfully submitted by the members of the compensation and leadership committee of the Board:

Louis P. Miramontes (Chair)

Mohit Daswani

Ginny Lee

Scott Parker

Reconciliation on Non-GAAP Financial Measures

This Amendment contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

•	We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment.

The following table presents a reconciliation of Net Income (loss) to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2024	2023
Net income (loss)	$(78,682)	$(179,951)
Adjustments:
Income tax expense (benefit)	(36,495)	(73,702)
Interest on corporate financing	51,135	51,781
Depreciation and amortization	52,186	54,879
Stock-based compensation expense	13,053	17,997
Workforce optimization expenses	3,067	22,485
Other non-recurring charges	30,952	15,524
Fair value mark-to-market adjustment	69,331	109,548

Adjusted EBITDA(1)	$104,547	$18,561

(1)

Our calculation of Adjusted EBITDA was updated in Q1 2024 to more closely align with management’s internal view of the performance of the business. The FY 2023 values for Adjusted EBITDA shown in the table above have been revised and presented on a comparable basis, prior to these revisions the value would have been $1.7 million.

Adjusted Net Income (Loss)

Adjusted Net Income is a non-GAAP financial measure defined as net income adjusted to eliminate the effect of certain items as described below.

•

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

•	We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.

•

We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value to align with the 2023 accounting policy decision to account for new debt financings at amortized cost.

The following table presents a reconciliation of Net Income (loss) to Adjusted Net Income for the years ended December 31, 2024 and 2023:

	As of or for the Year Ended December 31,
Adjusted Net Income (Loss) (in thousands)	2024	2023
Net income (loss)	$(78,682)	$(179,951)
Adjustments:

Income tax expense (benefit)	(36,495)	(73,702)

Stock-based compensation expense	13,053	17,997
Workforce optimization expenses	3,067	22,485
Other non-recurring charges	30,952	15,524
Net decrease in fair value of credit cards receivable	36,177	—
Mark-to-market adjustment on asset-backed notes	72,089	99,951

Adjusted income (loss) before taxes	40,161	(97,696)
Normalized income tax expense	10,843	(26,378)

Adjusted Net Income (Loss)(1)	$29,318	$(71,318)

Income tax rate(2)	27.0%	27.0%

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

Adjusted Operating Expense

Adjusted Operating Expense is a non-GAAP financial measure defined as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges, such as expenses associated with our workforce optimization, and other non-recurring charges. Other non-recurring charges include litigation reserve, impairment charges, and debt amendment costs related to our corporate financing facility. We believe Adjusted Operating Expense is an important measure because it allows management, investors and our Board to evaluate and compare our operating costs from period to period, excluding the impact of non-cash, stock-based compensation expense and certain non-recurring charges.

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense for the years ended December 31, 2024 and 2023:

	As of or for the Year Ended December 31,
(in thousands)	2024	2023
Total Operating Expense	410,381	534,319
Adjustments:

Stock-based compensation expense	(13,053)	(17,997)
Workforce optimization expenses	(3,067)	(22,485)
Other non-recurring charges	(12,921)	(14,409)

Total Adjusted Operating Expenses	$381,340	$479,428

Non-Employee Director Compensation

We compensate non-employee directors for their service on our Board with a combination of cash and equity awards, the amounts of which are commensurate with their role and involvement. Directors may be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions as described in our amended and restated certificate of incorporation and amended and restated bylaws.

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

Cash Compensation

Each non-employee director receives an annual cash retainer for his or her service on the Board, as well as additional cash retainers if he or she serves as the Lead Independent Director, on a committee or as the chair of a committee. For new directors, these amounts are prorated for partial-year service based on the date of election to the Board. All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears on a prorated basis. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a prorated payment of the quarterly payment of the applicable cash retainer. The following table lists the cash retainer amounts in effect during fiscal year 2024, starting on April 15, 2024.

Position	Annual Cash Retainer ($)
Board member	34,000
Lead Independent Director	21,250
Audit and risk committee chair	17,000
Audit and risk committee member	8,500
Other committee chair	12,750
Other committee member	6,375

The following table lists the cash retainer amounts in effect during fiscal year 2024, prior to April 15, 2024.

Position	Annual Cash Retainer ($)
Board member	40,000
Lead Independent Director	25,000
Audit and risk committee chair	20,000
Audit and risk committee member	10,000
Other committee chair	15,000
Other committee member	7,500

Equity Compensation

Each then-serving non-employee director received an annual award of RSUs with a targeted value of $100,000 and the then-serving Lead Independent Director received an additional equity award of RSUs with a value of $25,000 immediately after the 2024 annual meeting. The number of shares subject to the RSUs was determined based on the annual equity award value divided by the nine-month trailing average of the closing price of the Company’s stock as of the closing price of the Company’s stock on the day before the date of grant and rounded up to the nearest full share, resulting in an award of RSUs covering 26,687 shares of our common stock for each non-employee director, with the then-serving Lead Independent Director receiving an additional award of RSUs covering 6,672, shares of our common stock. The RSU awards vest over one-year on a quarterly basis, commencing on the date of the annual meeting in June 2024, subject to the non-employee director continuing to provide services to us through each applicable vesting date. A non-employee director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will receive a grant of

RSUs upon appointment (an “Initial Director Award”). The number of shares subject to each Initial Director Award is determined based on the annual equity award value divided by the nine-month trailing average of the closing price of the Company’s stock on the grant date and rounded up to the nearest full share, but the Initial Director Award is prorated based on the portion of the time period remaining in the one-year period since the last annual meeting.

Non-Employee Director Compensation Table for Fiscal Year 2024

The following table provides information regarding all compensation awarded to, earned by or paid to our non-employee directors for the year ended December 31, 2024:

Director	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Roy Banks(2)	27,930	—	27,930
Jo Ann Barefoot	49,384	75,524	124,908
Mohit Daswani	45,518	101,633	147,151
Ginny Lee	55,829	75,524	131,353
Louis P. Miramontes	54,463	75,524	129,987
Carlos Minetti	43,539	101,633	145,172
Scott Parker	31,688	85,434	117,122
Sandra A. Smith	60,296	75,524	135,820
Richard Tambor	24,018	75,524	99,542
R. Neil Williams	75,047	94,406	169,453

(1)

This column reflects the aggregate grant date fair value of the RSUs granted as annual equity awards for Board service as described above (or in the case of Mr. Williams, such annual equity award plus an additional annual equity award for his service as then-serving Lead Independent Director) measured pursuant to FASB ASC 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of these awards are set forth in Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included in our Original Form 10-K. These amounts do not reflect the actual economic value that may be realized by the non-employee director.

(2)	Mr. Banks’ term as a director ended at the 2024 annual meeting of stockholders.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2024:

Director	Stock Awards (#)		Stock Options (#)
Roy Banks(1)	—		—
Jo Ann Barefoot	13,344		18,181
Mohit Daswani	13,344		—
Ginny Lee	33,122	(2)	—
Louis P. Miramontes	13,344		—
Carlos Minetti	13,344		—
Scott Parker	13,344		—
Sandra A. Smith	13,344		—
Richard Tambor	13,344		—
R. Neil Williams	47,793	(3)	18,181

(1)	Mr. Banks did not stand for re-election at the 2024 annual meeting of stockholders.
(2)	Includes 19,778 fully vested shares subject to future release, earned pursuant to an election to receive her annual retainer compensation in the form of RSUs for the years of 2022 and 2023.

(3)

Includes 31,113 fully vested shares subject to future release, earned pursuant to an election to receive his annual retainer compensation in the form of RSUs for the years of 2020, 2021, 2022 and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options(1) ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan(2)	5,655,245	16.96	3,282,515
2015 Stock Option / Stock Issuance Plan	882,194	20.52	—
2005 Stock Option / Stock Issuance Plan	83,251	26.76	—
2019 Employee Stock Purchase Plan(3)	—	—	2,271,288
Equity compensation plans not approved by security holders
2021 Inducement Equity Incentive Plan(4)	374,828		442,014
Total	6,995,518		5,995,817

(1)	PSUs and RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
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

(4)	This plan is more fully described in Note 11 to our Notes to the Consolidated Financial Statements included on our Original Form 10-K.

Stock Ownership Table

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 23, 2025 for:

•	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

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

We have based our calculation of the percentage of beneficial ownership on 37,498,727 shares of our common stock outstanding as of April 23, 2025. We have deemed shares of our common stock subject to warrants, stock options that are currently exercisable or exercisable within 60 days after April 23, 2025, and RSUs that will vest within 60 days after April 23, 2025, to be outstanding and to be beneficially owned by the person holding the warrants, stock option, or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Oportun Financial Corporation, 2 Circle Star Way, San Carlos, CA 94070.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Neuberger Berman(2)	6,619,956	15.0%
Entities affiliated with Findell Capital Management LLC(3)	3,321,300	8.9%
Entities affiliated with Castlelake(4)	2,426,503	6.1%
Directors and Named Executive Officers:
Raul Vazquez(5)	1,884,064	4.9%
Kathleen Layton(6)	88,580	*
Patrick Kirscht(7)	534,210	1.4%
Jo Ann Barefoot(8)	89,062	*
Mohit Daswani(9)	35,252	*
Ginny Lee(10)	75,756	*
Carlos Minetti(11)	42,832	*
Lou Miramontes(12)	65,524	*
Scott Parker(13)	43,432	*
Sandra A. Smith(14)	55,978	*
Richard Tambor(15)	52,015	*
Neil Williams(16)	145,210	*
All executive officers and directors as a group (12 persons)(17)	3,111,915	8.1%

*	Represents beneficial ownership of less than one percent of the outstanding common stock.
(1)

Represents shares of common stock beneficially owned by such individual or entity, and includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.

(2)

We have based percentage ownership assuming full exercise of the warrants. Consists of 3,668,218 shares of common stock issuable upon exercise of warrants issued or issuable to NB Specialty Finance Fund II LP, 1,291,500 shares of common stock issuable upon exercise of warrants issued or issuable to NBSF Canada 2021 Trust, 232,969 shares of common stock issuable upon exercise of warrants issued or issuable to NB Direct Access Fund LP, 133,458 shares of common stock issuable upon exercise of warrants issued or issuable to NB Direct Access Fund II LP, 235,371 shares of common stock issuable upon exercise of warrants issued or issuable to NBSF Redwood Holdings D LP, and 1,058,440 shares of common stock issuable upon exercise of warrants issued or issuable to NBSF III Holdings D LP. Ultimate voting and dispositive power with respect to the shares of common stock issuable is exercised by NB Alternatives Advisers LLC. The address for NB Alternatives Advisers LLC is 325 N. Saint Paul Street, Suite 4900, Dallas, TX 75201.
(3)

Based on a Schedule 13D/A filed with the SEC on March 28, 2025, by Findell Capital Partners, LP (“FCP”), Finn Management GP LLC (“FMGP”), Findell Capital Management LLC (“FCM”), Brian A. Finn, Sandra Bell and Warren Wilcox (collectively, “Findell”). According to the Schedule 13D/A, as of March 28, 2025, Findell beneficially owned 3,321,300 Shares in the aggregate, including (i) 2,011,000 shares held directly by FCP, and (ii) 1,310,300 shares held in certain separately managed accounts. Each of FCP, FCM, FMGP and Mr. Finn has shared voting power and shared investment power with respect to the shares beneficially owned by them. The principal business address of each of FCP, FMGP, FCM and Mr. Finn is 88 Pine Street, Suite 2240, New York, New York 10005. The principal business address of Ms. Bell is 461 Fifth Avenue, 12th Floor, New York, NY 10017. The principal business address of Mr. Wilcox is 360 Nueces Street, 1013, Austin, TX 78701.

(4)

We have based percentage ownership assuming full exercise of the warrants. Consists of 2,426,503 shares of common stock issuable upon exercise of warrants issued or issuable to McLaren Harbor, LLC. The warrants are directly held by McLaren Harbor, LLC, which is controlled directly or indirectly by each of CL VI Ventures Offshore, L.P., Castlelake VI GP, L.P., Castlelake, L.P., Rory O’Neill, and Evan Carruthers. The address for each such person is 250 Nicollet Mall Suite 900, Minneapolis, MN 55401.

(5)

Consists of (a) 983,562 shares held by Mr. Vazquez directly, (b) 233,709 shares held in a trust for which Mr. Vazquez is trustee, and (c) 666,793 stock options fully vested and exercisable within 60 days from April 23, 2025.

(6)	Consists of (a) 24,365 shares and (b) 40,122 stock options that are vested and exercisable within 60 days from April 23, 2025.
(7)

Consists of (a) 175,610 shares held by Mr. Kirscht directly, (b) 5,800 shares held in two accounts by Mr. Kirscht’s daughters containing 2,900 shares each, and (c) 341,516 stock options that are vested and exercisable within 60 days from April 23, 2025.

(8)	Consists of (a) 70,881 shares and (b) 18,181 stock options that are vested and exercisable within 60 days from April 23, 2025.
(9)	Consists of 35,252 shares.
(10)	Consists of 55,978 shares and (b) 19,778 fully vested deferred RSUs.
(11)	Consists of 42,832 shares.
(12)	Consists of 65,524 shares.
(13)	Consists of 43,432 shares.
(14)	Consists of 55,978 shares.
(15)	Consists of 52,015 shares.
(16)	Consists of (a) 100,885 shares, (b) 31,113 fully vested deferred RSUs and (c) 18,181 stock options that are vested and exercisable within 60 days from April 23, 2025.
(17)

Includes shares beneficially owned by all current executive officers and directors of the company. Consists of (a) 1,742,679 shares, (b) 45,922 fully vested deferred RSUs, and (c) 1,083,805 stock options exercisable within 60 days from April 23, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions and arrangements, since the beginning of our last two fiscal years, to which we have been a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average Company’s total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer or director, (ii) a beneficial owner of more than 5%

of our common stock, (iii) an immediate family member of an executive officer or director or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons has a substantial ownership interest or control.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of our directors, and our amended and restated bylaws provide that we indemnify each of our directors and executive officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our Board with discretion to indemnify our other officers and agents when determined appropriate by our Board. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors and executive officers.

Investors’ Rights Agreements and Registration Rights Agreements

We are party to an amended and restated investors’ rights agreement (the “IRA”) with certain purchasers of our preferred stock (which converted to common stock in our IPO), which provides, among other things, that certain holders of our capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be included on a registration statement that we are otherwise filing. As of September 30, 2023, the obligations under the IRA were terminated.

In connection with the acquisition of Hello Digit, Inc. (“Digit”) we entered into a registration rights agreement with the holders of Digit stock, pursuant to which the holders have certain “piggyback” registration rights with respect to registrations of equity securities initiated by us. The obligations under the registration rights agreement have terminated.

Transactions with Credit Karma and Hummingbird

Raul Vazquez, our CEO and a member of our Board, is currently a member of the board of directors of Intuit Inc. (“Intuit”). On December 3, 2020, Intuit acquired Credit Karma. We have conducted business with Credit Karma for lead generation services since November 2019 and made payments to Credit Karma of approximately $1.6 million for services provided in 2023 and $126,000 for services provided in 2024. Mr. Vazquez is not involved in directly managing Credit Karma and these transactions with Credit Karma were entered into in the ordinary course of business. This transaction was approved in accordance with Oportun’s Related Person Transactions Policy.

We entered into an agreement with Hummingbird RegTech, Inc. (“Hummingbird”), a provider of compliance software, in 2022, and made payments to them of approximately $245,000 in 2023 and payments of approximately $273,000 in 2024. A member of our Board, Jo Ann Barefoot, is a co-founder and shareholder of Hummingbird. Ms. Barefoot is not involved in directly managing Hummingbird and these transactions were entered into in the ordinary course of business. This transaction was approved in accordance with Oportun’s Related Person Transactions Policy.

Transactions with Affiliates of Ellington Financial

In November 2014 we entered into an agreement with ECL Funding, LLC, an entity affiliated with Ellington Financial, formerly a beneficial owner of greater than five percent of our outstanding common stock, to sell at least 10% of our unsecured loan originations, with an option to sell an additional 5%, subject to certain eligibility criteria and minimum and maximum volumes. We also entered into a Servicing Agreement pursuant to which we agreed to service the portfolio owned by Ellington Financial and in return earn a servicing fee of 5%. We chose not to renew the arrangement and allowed the agreement to expire on its terms on March 4, 2022. We will continue to service these loans upon transfer of the receivables.

On March 31, 2022, we participated in a securitization whereby we and funds managed by Ellington Financial both contributed collateral and were co-sponsors of the transaction, which totaled $400.0 million in issued asset-backed notes. As part of the securitization, we sold loans to OPTN Funding Grantor Trust 2022-1, an entity affiliated with Ellington Financial, through the issuance of amortizing asset-backed notes secured by a pool of its unsecured and secured personal installment loans. We have since sold our share of the residual interest in the pool and our only continued involvement is in the form of servicer of these loans.

In November 2023, we entered into an agreement with an affiliated trust of Ellington Financial, to sell certain of our unsecured loan originations, subject to certain eligibility criteria. We also entered into a Servicing Agreement pursuant to which we agreed to service the portfolio purchased by the affiliated trust of Ellington Financial and in return earn a servicing fee of 5%.

The originations of loans sold and held for sale under our agreements with affiliates of Ellington Financial during the year ended December 31, 2023 was $3.4 million and our servicing fee revenue was $8.6 million.1

The originations of loans sold and held for sale under our agreements with affiliates of Ellington Financial during the year ended December 31, 2024 was $70.4 million and our servicing fee revenue was $3.4 million.

Transactions with Neuberger Berman

On September 14, 2022, we entered into an agreement to borrow $150.0 million of senior secured term loans from certain funds affiliated with Neuberger Berman Specialty Finance (“Neuberger Berman”), beneficial owner of greater than five percent of our outstanding common stock (the “Original Credit Agreement”). On March 10, 2023, we upsized and amended the Original Credit Agreement (the “Amended Credit Agreement”) to be able to borrow up to an additional $75.0 million. We borrowed $20.8 million of term loans under the Amended Credit Agreement on March 10, 2023 (the “Incremental Tranche A-1 Loans”) and borrowed an additional $4.2 million of term loans under the Amended Credit Agreement on March 27, 2023 (the “Incremental Tranche A-2 Loans”). The term loans bore interest at an amount equal to (a) 1-month term SOFR plus 9.00%, payable in cash, plus (b) 3.00%, payable in cash or in kind at our option. The term loans were scheduled to mature on September 14, 2026, and were not subject to amortization. Certain prepayments of the term loans were subject to a prepayment premium. The obligations under the Amended Credit Agreement were secured by our assets and assets of certain of our subsidiaries guaranteeing the Amended Credit Agreement, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions.

We borrowed an aggregate additional amount of $50.0 million of term loans under the Amended Credit Agreement in two additional $25.0 million tranches on May 5, 2023 and June 30, 2023 (the “Incremental Tranche B Loans” and “Incremental Tranche C Loans,”), respectively.

In connection with the Amended Credit Agreement, we issued warrants to the lenders providing the Incremental Tranche A-1 Loans to purchase 1,980,242 shares of our common stock at an exercise price of $0.01 per share. In addition, (a) on March 27, 2023, in connection with the funding of the Incremental Tranche A-2 Loans, we issued warrants to the lenders providing the Incremental Tranche A-2 Loans to purchase 116,485 shares of our common stock, (b) on May 5, 2023, in connection with the funding of the Incremental Tranche B Loans, we issued warrants to the lenders providing the Incremental Tranche B Loans to purchase 1,048,363 shares of our common stock, and (c) on June 30, 2023, in connection with the funding of the Incremental Tranche C Loans, we issued warrants to the lenders providing the Incremental Tranche C Loans to purchase 1,048,363 shares of our common stock, in each case, at an exercise price of $0.01 per share. We also entered into a registration rights agreement with the applicable lenders, pursuant to which we filed a registration statement with respect to the shares underlying the warrants.

[1]	Reflects the correction of an immaterial error in prior disclosure.

In connection with the Amended Credit Agreement, we made $29.6 million in interest payments to Neuberger Berman, for the year ended December 31, 2023.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with certain funds affiliated with Neuberger Berman. Pursuant to this agreement, we agreed to sell up to $300.0 million of our personal loan originations over the subsequent twelve months. On April 26, 2024, we amended the agreement to extend the term and revised the commitment amount to instead sell $370.9 million of personal loan originations in aggregate through October 2024. In October 2024, we fulfilled our commitment under the agreement. We will continue to service these loans upon transfer of the receivables. As part of this agreement, during the years ended December 31, 2024 and 2023, we transferred loans receivable totaling $151.0 million and $220.5 million, respectively, and we received servicing revenue of $2.5 million and $11.1 million, respectively.

On March 12, 2024, we entered into an additional amendment to the Amended Credit Agreement, which among other modifications, required certain principal payments in amounts equal to $5.7 million per month to be made by us on the last business day of each of March, April and May 2024.

On November 14, 2024, the Original Credit Agreement, as amended, was terminated and the associated outstanding original term loan was repaid in full in the amount of $211.3 million, in connection with the Refinancing Credit Agreement disclosed below. Prior to the date of termination, we had made $33.3 million in interest payments to Neuberger Berman in fiscal year 2024.

On October 23, 2024, we entered into a new agreement to borrow $235 million of senior secured term loans from certain funds affiliated with Neuberger Berman, and the other lenders thereto (the “Refinancing Credit Agreement” and the “Refinancing Term Loan”). The Refinancing Term Loan bears interest at (i) a cash rate of 12.50% per annum plus (ii) an amount payable in cash or in kind, at our option, equal to 2.50% and is scheduled to mature on November 14, 2028. Certain prepayments under the Refinancing Agreement are subject to a prepayment premium. The obligations under the Refinancing Credit Agreement are secured by our assets and certain of subsidiaries guaranteeing the loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. The Refinancing Credit Agreement contains several financial covenants; these covenants are included together with other customary affirmative and negative covenants (including reporting requirements), representations and warranties and events of default. In connection with the Refinancing Credit Agreement, we issued warrants to certain funds affiliated with Neuberger Berman to purchase 2,426,503 shares of our common stock at an exercise price of $0.01 per share. We also entered into another registration rights agreement with the applicable lenders, pursuant to which we filed a registration statement with respect to the shares underlying the warrants.

In connection with the Refinancing Credit Agreement, we made approximately $700 thousand in interest payments to Neuberger Berman, for the year ended December 31, 2024.

On April 2, 2025, we entered into a warehouse facility (the “PLW III Warehouse Facility”) with certain funds affiliated with Neuberger Berman and other lenders party thereto. In connection with the PLW III Warehouse Facility, our subsidiary, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) for a three-year term and a borrowing capacity of approximately $187.5 million. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%. The advance rate for the PLW III Warehouse Facility is 95.0%, subject to certain delinquency and liquidity triggers that could lower the advance rate to 92.0%. The Loan and Security Agreement includes customary representations and warranties, as well as affirmative and negative covenants. The Loan and Security Agreement contains customary events of default. The Lenders could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and the Borrower could be required to repay all amounts outstanding under the Loan and Security Agreement. The Loan and Security Agreement also contains certain financial maintenance covenants that require us and our subsidiaries to not exceed a specified leverage ratio, to maintain a minimum tangible net worth, and to maintain a minimum level of unrestricted cash or cash equivalents while any borrowings under the Loan and Security Agreement are outstanding.

Transactions with Castlelake

On October 20, 2023, we entered into a private structured financing facility (the “Structured Financing Facility”). In connection with the Structured Financing Facility, certain of our subsidiaries, entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”) with certain funds and affiliates of Castlelake L.P., beneficial owner of greater than five percent of our outstanding common stock, as Lenders, pursuant to which we borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a blended rate equal to 10.05%. The Receivables Loan and Security Agreement includes customary representations and warranties, as well as affirmative and negative covenants. The Receivables Loan and Security Agreement contains customary events of default. The Lenders could elect to accelerate the maturity of the loans and/or terminate the commitments under the Receivables Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and the Borrower could be required to repay all amounts outstanding under the Receivables Loan and Security Agreement. The Receivables Loan and Security Agreement also contains certain financial maintenance covenants that require us to maintain a minimum tangible net worth and to maintain a minimum level of unrestricted cash or cash equivalents while any borrowings under the Receivables Loan and Security Agreement are outstanding.

In connection with the Structured Financing Facility, we made $20.2 million in interest payments to certain funds and affiliates of Castlelake L.P., for the year ended December 31, 2024.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with certain funds affiliated with Castlelake L.P. Pursuant to this agreement, we agreed to sell up to $400.0 million of our personal loan originations over the subsequent twelve months and we are committed to service these loans upon transfer of the receivables. Pursuant to this agreement, during the year ended December 31, 2024, we transferred loans receivable totaling $192.7 million, and we received servicing revenue of $12.1 million.

On October 23, 2024, we entered into the Refinancing Credit Agreement to borrow $235 million of senior secured term loans from McLaren Harbor LLC, a fund affiliated with Castlelake L.P., and the other lenders thereto. The Refinancing Term Loan bears interest at (i) a cash rate of 12.50% per annum plus (ii) an amount payable in cash or in kind, at our option, equal to 2.50% and is scheduled to mature on November 14, 2028. Certain prepayments under the Refinancing Agreement are subject to a prepayment premium. The obligations under the Refinancing Credit Agreement are secured by our assets and certain of subsidiaries guaranteeing the loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. The Refinancing Credit Agreement contains several financial covenants; these covenants are included together with other customary affirmative and negative covenants (including reporting requirements), representations and warranties and events of default. In connection with the Refinancing Credit Agreement, we issued warrants to McLaren Harbor LLC to purchase 2,426,503 shares of our common stock at an exercise price of $0.01 per share. We also entered into another registration rights agreement with the applicable lenders, pursuant to which we filed a registration statement with respect to the shares underlying the warrants.

In connection with the Refinancing Credit Agreement, we made approximately $700 thousand in interest payments to McLaren Harbor LLC, for the year ended December 31, 2024.

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

Our Board conducts an annual review of the independence of our directors. In its most recent review, our Board determined that Ms. Barefoot, Mr. Daswani, Ms. Lee, Mr. Minetti, Mr. Miramontes, Mr. Parker, Ms. Smith, Mr. Tambor and Mr. Williams, representing nine of our ten directors, are “independent directors” as defined under the applicable listing standards of Nasdaq and the applicable rules and regulations promulgated by the SEC. Our Board has also determined that all members of our audit and risk committee, compensation and leadership committee, and nominating, governance and social responsibility committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table reflects the aggregate fees for audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$2,097,663	$2,361,346
Audit-Related Fees(2)	456,922	441,260
Tax Fees(3)	479,656	387,972

Total Fees	$3,034,241	$3,190,578

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

Audit and Risk Committee Oversight of Independence and Pre-Approval Policy

At least annually, consistent with the applicable SEC and Public Company Accounting Oversight Board rules, the audit and risk committee receives and reviews written disclosures from our independent registered public accounting firm, Deloitte & Touche LLP, delineating all relationships between them, or their affiliates, and the Company, or persons in financial oversight roles at the Company, that may reasonably be thought to bear on independence. The audit and risk committee considers and discusses with Deloitte & Touche LLP any potential effects of any such relationships on their independence as well as any compensation or services that could affect their objectivity and independence.

As part of the audit and risk committee’s oversight of independence, the committee determines and approves engagements of Deloitte & Touche LLP to perform any proposed permissible non-audit services, including the scope of the service and the compensation to be paid, prior to the commencement of such engagements. All of the services provided by Deloitte & Touche LLP for the years ended December 31, 2024 and 2023 described above were pre-approved by the audit and risk committee. Our audit and risk committee has determined that the rendering of services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment No. 1 on Form 10-K/A:

(1)

Consolidated Financial Statements: Our consolidated financial statements were previously listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(2)

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or the notes thereto.

(3)

Exhibits: The documents listed in the following Exhibit Index of this Amendment No. 1 on Form 10-K/A are incorporated by reference or are filed with this Amendment No. 1 on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019

3.2	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.1	10/11/2023

4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019

4.2	Description of the Company’s Capital Stock.	10-K	001-39050	4.4	3/15/2024

4.3	Form of Warrant	8-K	001-39050	4.1	3/13/2023

4.4	Form of Warrant	8-K	001-39050	4.1	11/15/2024

4.5	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023

4.6	Registration Rights Agreement, dated as of November 14, 2024, by and among Oportun Financial Corporation and the affiliates of Castlelake and Neuberger party thereto	8-K	001-39050	4.2	11/15/2024

10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019

10.2+	Amended and Restated 2005 Stock Option/Stock Issuance Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-232685	10.2	7/17/2019

10.3+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019

10.4+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5+	Form of Performance-Based Restricted Stock Unit Award Agreement.	8-K	001-39050	10.1	12/12/2023

10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019

10.7+	Amended and Restated 2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-261964	10.1	6/15/2023

10.8+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019

10.9+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019

10.10	Sublease Agreement by and between Oportun, Inc. and TiVo Corporation, dated as of July 31, 2017.	S-1	333-232685	10.8	7/17/2019

10.11**	Indenture by and between Oportun Issuance Trust 2021-B, and Wilmington Trust, National Association, dated as of May 10, 2021.	10-Q	001-39050	10.1	8/6/2021

10.12^**	Indenture by and between Oportun Issuance Trust 2021-C, and Wilmington Trust, National Association, dated as of October 28, 2021.	10-Q	001-39050	10.3	11/4/2021

10.13^**	Amended and Restated Credit Card Program and Servicing Agreement, dated February 5, 2021, by and between Oportun, Inc. and WebBank	10-K	001-39050	10.16.2	2/23/2021

10.14-1^**	Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 8, 2021.	10-Q	001-39050	10.2	11/4/2021

10.14-2**	First Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 22, 2022.	10-Q	001-39050	10.4.1	8/9/2022

10.14-3**	Second Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 25, 2022.	10-Q	001-39050	10.4.2	8/9/2022

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14-4**	Third Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.4.3	8/9/2022

10.14-5**	Fourth Amendment to Loan and Security Agreement by and between Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 14, 2022.	10-Q	001-39050	10.2	11/8/2022

10.14-6**	Fifth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of June 29, 2023.	10-Q	001-39050	10.2	8/9/2023

10.14-7**	Sixth Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of February 29, 2024.	10-Q	001-39050	10.4	05/10/2024

10.14-8**	Seventh Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of August 29, 2024.	10-Q	001-39050	10.2	11/12/2024

10.14-9^**	Master Amendment to Transaction Documents by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of September 20, 2024.	10-Q	001-39050	10.3	11/12/2024

10.14-10**	Master Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of November 22, 2024.	10-K	001-39050	10.14-10	2/20/2025

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15-1**	Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.1	5/10/2022

10.15-2**	Series 2022-1 Supplement to Base Indenture by and between Oportun Funding 2022-1, LLC and Wilmington Trust, National Association, dated as of March 31, 2022.	10-Q	001-39050	10.2.2	5/10/2022

10.16**	Indenture between Oportun Issuance Trust 2022-A and Wilmington Trust, National Association, dated as of May 23, 2022.	10-Q	001-39050	10.1	8/9/2022

10.17**	Indenture between Oportun Issuance Trust 2022-2 and Wilmington Trust, National Association, dated as of July 22, 2022.	10-Q	001-39050	10.2	8/9/2022

10.18**	Indenture between Oportun Issuance Trust 2022-3 and Wilmington Trust, National Association, dated as of November 3, 2022.	10-Q	001-39050	10.5	11/8/2022

10.19-1^**	Receivables Loan and Security Agreement, dated as of October 20, 2023, by and among Oportun CL Trust 2023-A, Oportun, Inc., and Oportun CL Depositor, LLC, Wilmington Trust, National Association and the Lenders party thereto.	10-K	001-39050	10.24	3/15/2024

10.19-2**	First Amendment to the Receivables Loan and Security Agreement, dated as of March 22, 2024, by and among Oportun CL Trust 2023-A, Oportun, Inc., and Oportun CL Depositor, LLC, Wilmington Trust, National Association and the Lenders party thereto.	10-Q	001-39050	10.5	05/10/2024

10.20^**	Program Agreement, by and between Oportun, Inc. and MetaBank, N.A., dated as of August 11, 2020.	10-Q	001-39050	10.1	11/12/2020

10.21**	Letter Agreement, dated April 19, 2024, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	04/22/2024

10.22**	Indenture between Oportun Issuance Trust 2024-1 and Wilmington Trust, National Association, dated as of February 13, 2024.	10-Q	001-39050	10.6	05/10/2024

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.23**	Receivables Purchase Agreement, dated as of September 24, 2024, by and among Oportun, Inc., Oportun CCW Trust, Oportun CCW Depositor, LLC and Continental Purchasing, LLC.	8-K	001-39050	10.1	09/26/2024

10.24^**	Credit Agreement, dated as of October 23, 2024, by and among Oportun Financial Corporation, Oportun, Inc., Wilmington Savings Fund Society, FSB, and the Lenders party thereto.	8-K	001-39050	10.1	10/29/2024

10.25**	Indenture between Oportun Issuance Trust 2024-2 and Wilmington Trust, National Association, dated as of August 29, 2024.	10-Q	001-39050	10.4	11/12/2024

10.26-1^**	Loan and Security Agreement by and between Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of August 5, 2024.	10-Q	001-39050	10.5	11/12/2024

10.26-2**	Amendment to the Loan and Security Agreement by and among Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of November 1, 2024.	10-Q	001-39050	10.7	11/12/2024

10.27**	Indenture between Oportun Issuance Trust 2025-A and Wilmington Trust, National Association, dated as of January 16, 2025.	10-K	001-39050	10.27	2/20/2025

19.1	Insider Trading Policy	10-K	001-39050	19.1	2/20/2025

21.1	List of Subsidiaries of Oportun Financial Corporation	10-K	001-39050	21.1	2/20/2025

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-39050	23.1	2/20/2025

24.1	Power of Attorney (incorporated by reference to the signature page to the Original Form 10-K)	10-K	001-39050	24.1	2/20/2025

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director of Oportun Financial Corporation					x

32.1*	Section 1350 Certifications	10-K	001-39050	32.1	2/20/2025

97.1	Compensation Recovery Policy	10-K	001-39050	97.1	3/15/2024

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations,

(iii) Consolidated Statements of Changes in Stockholders’ Equity,

(iv) Consolidated Statements of Cash Flows, and

(v) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

*

The certifications attached as Exhibit 32.1 that accompanied the Original Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Signatures

OPORTUN FINANCIAL CORPORATION

(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2025.

Date:	April 30, 2025	By:	/s/ Raul Vazquez
Raul Vazquez
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)