Form 10-Q
period 2025-03-31
Oportun Financial Corp
filed 2025-05-09
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of May 1, 2025 was 37,501,165.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$78,542	$59,968
Restricted cash	152,431	154,657
Loans receivable at fair value	2,770,486	2,778,523
Capitalized software and other intangibles, net	81,884	86,588
Right of use assets - operating	9,324	9,775
Other assets	133,638	137,592
Total assets	$3,226,305	$3,227,103

Liabilities and stockholders' equity
Liabilities
Secured financing	$445,495	$535,469
Asset-backed notes at fair value	863,859	1,080,690
Asset-backed borrowings at amortized cost	1,281,274	984,333
Corporate financing	199,669	203,751
Lease liabilities	16,124	18,200
Other liabilities	53,785	50,851
Total liabilities	2,860,206	2,873,294
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024; 37,773,188 shares issued and 37,501,165 shares outstanding at March 31, 2025; 36,383,879 shares issued and 36,111,856 shares outstanding at December 31, 2024	7	7
Common stock, additional paid-in capital	615,165	612,642
Accumulated deficit	(242,764)	(252,531)
Treasury stock at cost, 272,023 shares at March 31, 2025 and December 31, 2024	(6,309)	(6,309)
Total stockholders’ equity	366,099	353,809
Total liabilities and stockholders' equity	$3,226,305	$3,227,103
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Interest income	$220,221	$230,590
Non-interest income	15,683	19,892
Total revenue	235,904	250,482
Less:
Interest expense	57,403	54,465
Net decrease in fair value	(72,672)	(116,850)
Net revenue	105,829	79,167

Operating expenses:
Technology and facilities	36,437	47,105
Sales and marketing	19,882	16,003
Personnel	20,965	24,516
Outsourcing and professional fees	8,012	10,241
General, administrative and other	7,374	11,777
Total operating expenses	92,670	109,642

Income (loss) before taxes	13,159	(30,475)
Income tax expense (benefit)	3,392	(4,036)
Net income (loss)	$9,767	$(26,439)

Net income (loss) attributable to common stockholders	$9,767	$(26,439)

Share data:
Earnings (loss) per share:
Basic	$0.21	$(0.68)
Diluted	$0.21	$(0.68)
Weighted average common shares outstanding:
Basic	45,496,705	38,900,876
Diluted	47,037,799	38,900,876
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2025
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2025	9,046,459	$33,825	36,111,856	$7	$578,817	$(252,531)	$(6,309)	$353,809
Stock-based compensation expense	—	—	—	—	3,034	—	—	3,034
Vesting of restricted stock units, net of shares withheld	—	—	1,389,309	—	(511)	—	—	(511)
Net income	—	—	—	—	—	9,767	—	9,767
Balance – March 31, 2025	9,046,459	$33,825	37,501,165	$7	$581,340	$(242,764)	$(6,309)	$366,099

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

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

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$9,767	$(26,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,068	13,198
Fair value adjustment, net	72,672	116,850
Origination fees for loans receivable at fair value, net	(11,836)	(1,597)
Gain on loan sales	(1,500)	(1,501)
Stock-based compensation expense	2,831	3,982
Other, net	9,990	(2,693)
Originations of loans sold and held for sale	(32,352)	(22,235)
Proceeds from sale of loans	35,392	23,355
Changes in operating assets and liabilities	4,945	(17,038)
Net cash provided by operating activities	100,977	85,882
Cash flows from investing activities
Originations and purchases of loans held for investment	(381,907)	(298,139)
Proceeds from loan sales originated as held for investment	—	1,393
Repayments of loan principal	332,208	336,428
Capitalization of system development costs	(5,578)	(3,097)
Other, net	(243)	(124)
Net cash provided by (used in) investing activities	(55,520)	36,461
Cash flows from financing activities
Borrowings under secured financing	325,441	—
Repayments of secured financing	(415,707)	(218,246)
Repayments of asset-backed notes at fair value	(224,715)	(105,273)
Borrowings under asset-backed borrowings at amortized cost	419,929	260,265
Repayments of asset-backed borrowings at amortized cost	(127,287)	(48,746)
Repayments of acquisition and corporate financing	(6,259)	(17,147)
Payments of deferred financing costs	—	(2,427)
Net payments related to stock-based activities	(511)	(232)
Net cash used in financing activities	(29,109)	(131,806)
Net increase (decrease) in cash and cash equivalents and restricted cash	16,348	(9,463)
Cash and cash equivalents and restricted cash, beginning of period	214,625	206,016
Cash and cash equivalents and restricted cash, end of period	$230,973	$196,553

Supplemental disclosure of cash flow information
Cash and cash equivalents	$78,542	$69,200
Restricted cash	152,431	127,353
Total cash and cash equivalents and restricted cash	$230,973	$196,553

Cash paid for income taxes, net of refunds	$317	$(680)
Cash paid for interest	$50,447	$56,657
Cash paid for amounts included in the measurement of operating lease liabilities	$2,818	$3,328
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$537	$164
Non-cash investments in capitalized assets	$197	$739
Non-cash financing activities	$17,097	$(1,649)
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun" or the "Company") is a mission driven financial services company that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help improve their financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a suite of products, offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the Securities and Exchange Commission's ("SEC") definition of a “Smaller Reporting Company”, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, as amended (the "Annual Report").

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

Recently Adopted Accounting Standards

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances disclosures about significant segment expenses, provides new segment disclosure requirements for entities with a single reportable segment, enhances interim disclosure requirements, clarifies circumstances in which an entity is permitted to disclose multiple segment measures of profit or loss and other disclosure requirements. The Company adopted ASU 2023-07 on December 31, 2024. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows but enhanced the disclosure of its segment reporting disclosures. See Note 17, Segment Reporting.

Accounting Standards to be Adopted

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires entities to disclose in their rate reconciliation table additional categories or information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold and requires annual disclosure of income taxes paid to be disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU effective Jan 1, 2025. As ASU 2023-09 addresses disclosures only, the adoption of ASU 2023-09 does not have a significant impact on its consolidated financial statements.

Income Statement - In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of the new guidance on its income statement presentation.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Net income (loss)	$9,767	$(26,439)
Net income (loss) attributable to common stockholders	$9,767	$(26,439)

Basic weighted-average common shares outstanding(1)	45,496,705	38,900,876
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,541,094	—
Diluted weighted-average common shares outstanding	47,037,799	38,900,876

Earnings per share:
Basic	$0.21	$(0.68)
Diluted	$0.21	$(0.68)
(1) The fair value of the warrants issued with an exercise price of $0.01 are included in the Basic weighted-average common shares outstanding. See Note 10, Stockholders' Equity for additional information.

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Stock options	1,836,305	2,543,871
Restricted stock units	1,255,802	3,626,101
Total anti-dilutive common share equivalents	3,092,107	6,169,972

4.	Variable Interest Entities

For all variable interest entities (“VIEs”) in which the Company is involved, it assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, it would conclude that it is the primary beneficiary of the VIE, and it consolidates the VIE. In situations where the Company is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognizes its interests in the VIE. See Note 8, Borrowings for additional information on the secured borrowing under the caption of asset-backed borrowings at amortized cost.

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2025	2024
Consolidated VIE assets
Restricted cash	$134,665	$136,572
Loans receivable at fair value	2,324,342	2,242,568
Total VIE assets	2,459,007	2,379,140
Consolidated VIE liabilities
Secured financing (1)	448,937	539,204
Asset-backed notes at fair value	863,859	1,080,690
Asset-backed borrowings at amortized cost	845,438	476,557
Total VIE liabilities	$2,158,234	$2,096,451
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Other Loan Sales - From time to time the Company has entered into agreements to sell certain populations of its personal loans and credit card receivables, including non-performing loans and credit card receivables originated as held for investment. The sold loans were accounted for under the fair value option. The loan sales qualified for sale accounting treatment and the Company derecognized these loans from its Condensed Consolidated Balance Sheets (Unaudited) upon sale.

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which we agree to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the three months ended March 31, 2025 was $32.4 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.7 million. The originations of loans sold and held for sale during the three months ended March 31, 2024 was $22.2 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.6 million.

Credit Cards Receivable Portfolio - On November 12, 2024, the Company completed the sale of the credit cards receivable portfolio to Continental Purchasing, LLC (the “Credit Cards Receivable Sale Closing”) in exchange for cash proceeds of $51.2 million. The Company used the proceeds from the sale to pay off the Credit Card Warehouse facility. In connection with the Credit Cards Receivable Sale Closing and pursuant to a program winddown agreement, the Amended and Restated Credit Card Program and Servicing Agreement, dated as of February 5, 2021, by and between the Company and WebBank, and other related documents, terminated effective November 10, 2024.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Capitalized software, net:
System development costs	$179,235	$173,444
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(164,565)	(155,286)
Total capitalized software, net	$63,170	$66,658

Capitalized software, net

Amortization of system development costs and acquired developed technology for three months ended March 31, 2025 and 2024 was $9.3 million and $10.2 million, respectively. System development costs capitalized in the three months ended March 31, 2025 and 2024 were $5.8 million and $3.8 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(24,412)	(23,196)
Total intangible assets, net	$18,714	$19,930

Amortization of intangible assets for the three months ended March 31, 2025 and 2024 was $1.2 million and $1.9 million, respectively.

Expected future amortization expense for intangible assets as of March 31, 2025 is as follows:

(in thousands)	Fiscal Years
2025 (remaining nine months)	$3,713
2026	4,929
2027	4,929
2028	4,780
2029	—
2030	—
Thereafter	—
Total(1)	$18,351
(1)Total excludes indefinite lived intangible assets

7.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Fixed assets
Total fixed assets	$40,800	$40,607
Less: Accumulated depreciation	(38,197)	(37,632)
Total fixed assets, net	$2,603	$2,975

Other Assets
Prepaid expenses	$12,556	$11,623
Deferred tax assets, net	80,227	82,435
Current tax assets	3,269	3,736
Receivable from banking partner	3,748	4,656
Derivative asset	14,202	13,771
Other	17,033	18,396
Total other assets	$133,638	$137,592

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended March 31, 2025 and 2024 was $0.6 million and $1.1 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				March 31, 2025	December 31, 2024
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun PLW Trust	$429,030	September 1, 2027	Term SOFR + 3.35%	$224,516	$265,654
Oportun PLW II Trust	337,100	August 1, 2028	Term SOFR + 3.07%	220,979	269,815
Total secured financing	$766,130			$445,495	$535,469

PLW Facility

On August 29, 2024, the Company (Oportun PLW Trust) entered into the Seventh Amendment to the PLW facility (the “PLW Facility”) to modify certain terms of the loan and security agreement to reduce the number of lenders thereunder and to extend the PLW Facility Termination Date until October 8, 2024, during which time no draws were available, and no unused fees accrued.

On September 20, 2024, the Company entered into an amendment to the loan and security agreement and other related documents under the PLW Facility. Following the amendment, the PLW Facility has a two-year revolving period with a final maturity of September 1, 2027 and had a borrowing capacity of $306.5 million. Borrowings under the PLW Facility loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.40% and the advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On November 22, 2024, the Company entered into another amendment to the loan and security agreement and other related documents to amend certain provisions to increase the borrowing capacity to approximately $429.0 million. Under the amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

PLW II Facility

On August 5, 2024, in connection with the closing of a new warehouse facility, the Company (Oportun PLW II Trust), entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank (the "PLW II Facility"). The PLW II Facility has a three-year revolving period with a final maturity of August 1, 2028 and had a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On November 1, 2024, the Company entered into an amendment to the loan and security agreement, and other related documents to amend certain provisions to increase the borrowing capacity to $337.1 million. Under the amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes at fair value:

	March 31, 2025
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$40,072	$45,878	11.89%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	28,307	32,561	11.34%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	207,902	225,325	5.81%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	353,483	378,382	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	234,095	253,875	2.06%	3 years
Total asset-backed notes recorded at fair value	$2,100,000	$2,156,937	$863,859	$936,021

	December 31, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$54,463	$62,323	11.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	40,453	46,578	10.82%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	261,939	280,234	5.65%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	427,872	460,500	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	295,963	320,306	2.06%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	—	—	—%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,080,690	$1,169,941
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of March 31, 2025. The weighted average interest rate for Series 2022-A, Series 2022-2 and Series 2022-3 will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2021-A ended on March 1, 2023, Series 2021-B ended on May 1, 2024, and Series 2022-A ended on June 1, 2024. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 are both amortizing deals with no revolving period.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	March 31, 2025		December 31, 2024
	Balance		Balance
Asset-backed borrowings at amortized cost	Pledged Asset (1)	Associated Liability	Pledged Asset (1)	Associated Liability
(in thousands)
Oportun Issuance Trust 2025-A	$425,107	$420,393	$—	$—
Oportun Issuance Trust 2024-2	158,373	157,510	189,401	188,316
Oportun Issuance Trust 2024-1	71,709	71,471	92,759	92,386
Oportun CL Trust 2023-A	197,390	196,064	197,390	195,855
Other Asset Backed Borrowings	428,381	435,836	503,032	507,776
Total asset-backed borrowings at amortized cost:	$1,280,960	$1,281,274	$982,582	$984,333
(1) The amount of pledged assets are recognized within the Loans Receivable at Fair Value within the Consolidated Balance Sheet.

On January 16, 2025, the Company announced the issuance of $425.1 million of series 2025-A asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-A Securitization”). The 2025-A Securitization included five classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 6.95% per annum and a weighted average coupon of 6.15% per annum.

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

Corporate Financing

The following table presents information regarding the Company's Corporate Financings:

				March 31, 2025	December 31, 2024
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	199,669	203,751
Total Corporate Financing	$235,000			$199,669	$203,751

On October 23, 2024, the Company entered into a Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million of senior secured term loans (the “Credit Agreement” and the “Term Loans”). The funding of the Term Loans (the “Term Loan Closing”) was subject to certain closing conditions, including the repayment of the Acquisition Financing and the Company's then existing senior secured term loans under the credit agreement dated as of September 14, 2022, by and among the Company, Wilmington Trust, National Association, and the lenders party thereto, as amended ("Original Credit Agreement"), in addition to the completion of the sale of the Company's credit cards receivable portfolio, which occurred on November 12, 2024. The Term Loan Closing occurred on November 14, 2024, and the Original Credit Agreement was extinguished, paid in full, and the Acquisition Financing was terminated and the associated outstanding loan balance was repaid in full.

The Credit Agreement contains certain representations, warranties and covenants, as well as indemnification obligations, in respect of the Company and certain of its subsidiaries, subject to specified exceptions and qualifications contained in the Credit Agreement.

The Term Loans bear interest at an amount equal to 15% per year, of which 2.5% may be payable in-kind at the Company’s election. The Term Loans are scheduled to mature four years from the date of the Term Loan Closing. Under the Credit Agreement, the Company is required to repay $12.5 million of the Term Loans on or prior to July 31, 2025 and an additional $27.5 million of the Term Loans on or prior to January 31, 2026. The Company repaid $5.0 million of required principal and $1.3 million of payable in-kind interest during the three months ended March 31, 2025, reducing the amount of principal remaining to be repaid by July 31, 2025 to $7.5 million. In addition, the Company has the flexibility to make additional prepayments of $10 million at any time, and an additional $10 million after the one-year anniversary of the Term Loan Closing, in each case not subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium.

The obligations under the Credit Agreement are secured by the assets of the Company and certain of its subsidiaries guaranteeing the Term Loans, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company, subject to customary exceptions.

The Credit Agreement contains financial covenants requiring the maintenance of minimum liquidity and a maximum adjusted EBITDA-based corporate leverage covenant, together with other customary affirmative and negative covenants, representations and warranties and events of default.

Under the Credit Agreement, the Company issued warrants, at an exercise price of $0.01 per share, to affiliates of Neuberger and McLaren Harbor LLC to purchase 4,853,006 shares of the Company’s common stock.

See Note 10, Stockholders' Equity for additional information on warrants issued by the Company.

Debt Covenants - As of March 31, 2025, and December 31, 2024, the Company was in compliance with all covenants and requirements of the Secured Financing, Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accounts payable	$6,781	$6,586
Accrued compensation	10,987	12,207
Accrued expenses	12,088	12,441
Accrued interest	11,708	11,030
Amount due to whole loan buyer	5,484	1,759
Current tax liabilities	3,504	3,136
Other	3,233	3,692
Total other liabilities	$53,785	$50,851

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2025 or December 31, 2024.

Common Stock - As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2025, 37,773,188 and 37,501,165 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2024, 36,383,879 and 36,111,856 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - Beginning on March 10, 2023, and pursuant to the Original Credit Agreement, on certain dates and in connection with certain tranches of loans issued under the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Technology and facilities	$716	$1,159
Sales and marketing	40	24
Personnel	2,075	2,799
Total stock-based compensation (1)	$2,831	$3,982
(1) Amounts shown are net of $0.2 million of capitalized stock-based compensation for the three months ended March 31, 2025 and net of $0.3 million of capitalized stock-based compensation for the three months ended March 31, 2024.

As of March 31, 2025, and December 31, 2024, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $0.6 million and $0.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 1.1 years and 1.3 years, respectively. As of March 31, 2025 and December 31, 2024, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $16.6 million and $15.3 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.1 years and 2.0 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $0.8 million and $1.1 million of income tax benefit in its Condensed Consolidated Statements of Operations (Unaudited) related to stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $(0.3) million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income
Interest on loans	$217,529	$225,683
Fees on loans	2,692	4,907
Total interest income	220,221	230,590

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Non-interest income
Servicing fees	$3,538	$3,409
Subscription revenue	5,044	6,519
Interest on member accounts	4,422	4,667
Gain on loan sales and other	2,679	5,297
Total non-interest income	$15,683	$19,892

13.	Income Taxes

For the three months ended March 31, 2025 and 2024, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $3.4 million and an income tax benefit of $4.0 million, respectively, related to continuing operations. The Company’s reported effective tax rates were 25.8% and 13.2% for the three months ended March 31, 2025 and 2024, respectively.

Income tax expense increased by $7.4 million, from $4.0 million benefit for the three months ended March 31, 2024 to $3.4 million expense for the three months ended March 31, 2025, primarily as a result of having increased pretax income for the three months ended March 31, 2025. The Company's effective tax rate for the three months ended March 31, 2025 differ from the statutory tax rates primarily due to the impacts of the research and development tax credit and stock-based compensation.

In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements during fiscal year 2025.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2025		December 31, 2024
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,696,587	$2,770,486	$2,716,992	$2,778,523
Liabilities
Asset-backed notes	$878,286	$863,859	$1,103,002	$1,080,690

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of March 31, 2025, consists of $2,569.7 million of unsecured personal loans receivable and $200.8 million of secured personal loans receivable.

	March 31, 2025			December 31, 2024
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	9.20%	53.50%	11.83%	8.92%	54.72%	11.68%
Remaining cumulative prepayments (1)	0.00%	37.23%	25.33%	0.00%	34.55%	24.70%
Average life (years)	0.28	1.65	1.10	0.29	1.74	1.11
Discount rate	7.69%	7.69%	7.69%	7.92%	7.92%	7.92%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2025 and 2024. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of March 31, 2025 and December 31, 2024, were $14.2 million and $13.8 million, respectively. The underlying cash flows as of March 31, 2025 and December 31, 2024, were $16.8 million and $16.9 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	March 31, 2025			December 31, 2024
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	—%	59.24%	15.75%	—%	30.92%	10.43%
Remaining cumulative prepayments	2.04%	26.23%	14.81%	1.53%	42.63%	21.16%
Average life (years)	0.37	1.77	1.56	0.44	2.05	1.45
Discount rate	16.11%	16.11%	16.11%	17.29%	17.29%	17.29%

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance – beginning of period	$2,778,523	$2,962,352
Principal disbursements	659,398	584,162
Principal and interest payments from members	(581,607)	(596,033)
Other loan sales	—	(34,857)
Gross charge-offs	(98,197)	(103,037)
Net increase (decrease) in fair value	12,369	28,938
Balance – end of period	$2,770,486	$2,841,525

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$78,542	$78,542	$78,542	$—	$—
Restricted cash	152,431	152,431	152,431	—	—
Liabilities
Accounts payable	6,781	6,781	6,781	—	—
Secured financing (Note 8)	448,937	446,226	—	446,226	—
Asset-backed borrowings at amortized cost (Note 8)	1,280,960	1,282,845	—	854,464	428,381
Corporate financing (Note 8)	230,000	228,798	—	228,798	—

	December 31, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$59,968	$59,968	$59,968	$—	$—
Restricted cash	154,657	154,657	154,657	—	—
Liabilities
Accounts payable	6,586	6,586	6,586	—	—
Secured financing (Note 8)	539,204	537,646	—	537,646	—
Asset-backed borrowings at amortized cost (Note 8)	982,582	984,687	—	481,655	503,032
Corporate financing (Note 8)	235,768	236,105	—	236,105	—

The Company uses the following methods and assumptions to estimate fair value:

•Cash, cash equivalents, restricted cash and accounts payable ‑ The carrying values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate Level 1 fair values of these financial instruments due to their short-term nature.

•Secured financing and corporate financing ‑ The fair values of the secured financing, and corporate financing facilities have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.
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
There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2025 and 2024. As of the year ended December 31, 2024, the Oportun CL Trust 2023-A asset-backed note transferred from Level 3 to Level 2.

15.	Leases, Commitments and Contingencies

Leases - The Company’s leases are primarily for real property consisting of retail locations and office space and have remaining lease terms of less than 6 years.

The Company has elected the practical expedient to keep leases with terms of 12 months or less off the balance sheet as no recognition of a lease liability and a right-of-use asset is required. Operating lease expense is recognized on a straight-line basis over the lease term in “Technology and facilities” in the Condensed Consolidated Statements of Operations (Unaudited).

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

As of March 31, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025 (remaining nine months)	$8,641
2026	5,810
2027	2,565
2028	1,115
2029	519
2030	190
Thereafter	—
Total lease payments	18,840
Imputed interest	(1,619)
Total leases	$17,221

Sublease income
2025 (remaining nine months)	$(442)
2026	(604)
2027	(153)
2028	—
2029 and thereafter	—
Total lease payments	(1,199)
Imputed interest	102
Total sublease income	$(1,097)

Net lease liabilities	$16,124
Weighted average remaining lease term	2.3 years
Weighted average discount rate	5.24%

As of December 31, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025	11,561
2026	5,663
2027	2,433
2028	1,007
2029	415
Thereafter	134
Total lease payments	21,213
Imputed interest	(1,797)
Total leases	$19,416

Sublease income
2025	(586)
2026	(604)
2027	(153)
2028	—
2029	—
Total lease payments	(1,343)
Imputed interest	127
Total sublease income	$(1,216)

Net lease liabilities	$18,200
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.16%

Rental expenses under operating leases for the three months ended March 31, 2025 and 2024, was $2.5 million and $3.9 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2028. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $30.5 million for the remainder of 2025, $19.5 million in 2026, $2.9 million in 2027, $0.1 million in 2028 with no obligations beyond 2028.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of March 31, 2025, the Company has a commitment to purchase an additional $35.8 million of program loans based on originations through March 31, 2025.

Unfunded Loan and Credit Card Commitments - Unfunded loan and credit card commitments at March 31, 2025 and December 31, 2024 were insignificant due to the termination of the Amended and Restated Credit Card Program and Servicing Agreement, dated as of February 5, 2021, by and between the Company and WebBank, effective November 10, 2024.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of March 31, 2025, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $3.8 million, consisting of $1.2 million of value-added tax and $2.6 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. See Note 8, Borrowings for additional information on the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

In addition, on June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company agreed to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the Company amended the agreement to extend the term and revised the commitment amount to instead sell $370.9 million of personal loan originations in aggregate through October 2024. In October 2024, the Company fulfilled its commitment under the agreement. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three months ended March 31, 2024, the Company transferred loans receivable totaling $0.4 million; no loans were transferred during the three months ended March 31, 2025. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $5.2 million and $11.5 million, respectively, related to the Corporate Financing facility. In addition, the Company recorded interest expense of $6.4 million and $6.5 million, respectively, related to the secured borrowings associated with the forward flow whole loan sale agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to the transferred loans, the Company also recorded $16.3 million and $4.8 million, of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, loans receivable at fair value underlying the secured borrowing were $204.3 million and $241.3 million, respectively. The Company had Asset-backed borrowings at amortized cost of $213.0 million and Corporate Financing of $99.8 million due to Neuberger as of March 31, 2025 and $247.9 million and $101.9 million, respectively, due as of December 31, 2024. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2025 related to these transactions.

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

The Company’s Chief Executive Officer is considered to be the CODM. The Company has one reportable segment. The segment provides unsecured and secured borrowings, savings and budgeting products to its members. The Company derives revenue within North America and manages the business activities on a consolidated basis. Interest income is derived from the Company's lending products and includes loan interest and associated fees, while non-interest income is largely driven by the Company's savings product and includes subscription revenue, and interest on member accounts.

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

Personal Loan Warehouse Facility

On April 2, 2025 the Company issued a press release announcing the closing of a new warehouse facility (the “PLW III Warehouse Facility”). In connection with the PLW III Warehouse Facility, Oportun PLW III Trust (the “Borrower”), a subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with certain lenders from time to time party thereto (the “Lenders”), Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW III Warehouse Facility has a two-year revolving period with a final maturity of April 1, 2028 and a borrowing capacity of approximately $187.5 million.

Borrowings under the Loan and Security Agreement accrue interest at an interest rate no greater than Term SOFR plus a weighted average spread up to 3.34%. The advance rate for the PLW III Warehouse Facility is 95.0%, subject to certain default, delinquency and liquidity triggers that could lower the advance rate to 92.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on February 20, 2025, as amended. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
•our ability to manage impacts from, and uncertainties regarding, current and future actions that may be taken by activist stockholders
•the effect of macroeconomic conditions on our business, including the impact of tariffs and other non-tariff trade barriers, fluctuating interest rates, and inflation;
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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 18-year lending history, we have extended more than $20.3 billion in responsible credit through more than 7.6 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of March 31, 2025, our personal loan products are also available over the phone or through our 128 retail locations, and 473 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of March 31, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 40 months and 34.6%, respectively. The average loan size for loans we originated during the three months ended March 31, 2025 was $3,162. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of March 31, 2025, we originated unsecured personal loans in 3 states through state licenses and in 38 states through our partnership with Pathward, N.A.

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended March 31, 2025 was $6,724. As of March 31, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 48 months and 32.0%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 6 states and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $11.7 billion and helped our members save an average of more than $1,800 annually.

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

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense. Since 2015, we have participated in 24 sponsored or co-sponsored amortizing and revolving bond offerings in the asset-backed securities market, all of which include tranches that have been rated investment grade. We have issued one-, two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt.

Additionally, we have entered into certain agreements with institutional investors to sell a portion of our loans as part of structured and whole loan agreements. Refer to Liquidity and Capital Resources in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding these transactions.

Workforce Optimization and Streamlining Operations

On March 12, 2024, during our fourth quarter and full year earnings call, we announced a plan to reduce operating expenses. In connection with the plan, we took a series of personnel and other cost saving measures inclusive of roles eliminated due to recent attrition, representing a reduction of approximately 12% of the Company’s corporate staff, which excludes retail and contact center agents. For the three months ended March 31, 2024 and March 31, 2025, the charges we incurred were insignificant.

During the first quarter of 2024, we made the decision to close 39 retail locations and reduce a portion of the workforce who manage and operate these retail locations. The income statement impact of $0.8 million was recorded through General, administrative and other on the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2024. These amounts included expenses related to the retail location closures and all severance and benefits-related costs. We are continually evaluating the performance of retail and partner locations. For the three months ended March 31, 2025, the charges we incurred were insignificant.

Key Financial and Operating Metrics

We monitor and evaluate the following key metrics in order to measure our current performance, develop and refine our growth strategies, and make strategic decisions.

	As of or for the Three Months Ended March 31,
(in thousands of dollars)	2025	2024
Key Financial and Operating Metrics
Aggregate Originations	$469,396	$338,216
Portfolio Yield	33.0%	32.5%
30+ Day Delinquency Rate	4.7%	5.2%
Annualized Net Charge-Off Rate	12.2%	12.0%

Other Metrics
Managed Principal Balance at End of Period	$2,954,967	$3,027,508
Owned Principal Balance at End of Period	$2,659,446	$2,752,389
Average Daily Principal Balance	$2,705,218	$2,851,657
See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $469.4 million for the three months ended March 31, 2025 from $338.2 million for the three months ended March 31, 2024, representing a 38.8% increase. The increase was primarily driven by additional marketing efforts to new members resulting in an increase in the number of loans originated, 142,843 and 115,912 for the three months ended March 31, 2025 and 2024, respectively.

Portfolio Yield

Portfolio yield increased to 33.0% for the three months ended March 31, 2025, from 32.5% for the three months ended March 31, 2024, primarily attributable to higher pricing on our personal loan products.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 4.7% and 5.2% as of March 31, 2025 and 2024, respectively. The decrease was primarily due to improved credit performance as a result of our incremental credit tightening efforts beginning with significantly tightened underwriting standards in 2022.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2025 and 2024 was 12.2% and 12.0%, respectively, up 16 basis points. The increase was primarily driven by a decrease in our Average Daily Principal Balance of 5% to $2.7 billion from $2.9 billion for the three months ended March 31, 2025 and 2024, respectively. This was partially offset by a $4.0 million decrease in Net Charge-offs as loans from our back-book decreased as a percentage of our owned receivables. We expect the back book to become less impactful in 2025.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. Even in 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the three months ended March 31, 2025 and 2024 was 12.2% and 12.0%, respectively. The increase was primarily driven by a decrease in our Average Daily Principal balance by $146.4 million from $2.9 billion to $2.7 billion for the three months ended March 31, 2024 and March 31, 2025, respectively, partially offset by a $4.0 million decrease in Net Charge-offs. For the three months ended March 31, 2025, the back book continued to season and made-up 14% of gross charge-offs while only making up approximately 4% of the loans receivable. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible. or when loans are 120 days contractually past due.
*Numbers shown reflect year-to-date amounts for the three months ended March 31, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2025 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2014, excluding loans originated from July 2017 to August 2020 and from December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages are increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members beginning in the third quarter of 2022. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. In the second half of 2023 we did further tightening and shortened average term length which resulted in stronger performance of the 2023 vintages in the second half of the year as compared to the 2022 vintages for the same period. Higher costs for food, fuel, and rent along with macro-economic uncertainty have also put pressure on our members. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Dollar weighted average original term for vintage in months	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6
Net lifetime loan losses as of March 31, 2025 as a percentage of original principal balance	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%	18.1%*	19.8%*	8.8%*	0.0%*
Outstanding principal balance as of March 31, 2025 as a percentage of original amount disbursed	—%	—%	—%	—%	0.1%	0.3%	2.5%	17.4%	50.6%	90.4%
* Vintage is not yet fully mature from a loss perspective.

Seasonality

Our quarterly results of operations may not necessarily be indicative of the results for the full year or the results for any future periods. We experience significant seasonality in demand for our loans, which is generally lower in the first quarter. The seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in our borrowers’ available cash flow in the first quarter, including from cash received from tax refunds, temporarily reducing our borrowers’ borrowing needs.

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands of dollars)	2025	2024
Revenue
Interest income	$220,221	$230,590
Non-interest income	15,683	19,892
Total revenue	235,904	250,482
Less:
Interest expense	57,403	54,465
Total net decrease in fair value	(72,672)	(116,850)
Net revenue	105,829	79,167
Operating expenses:
Technology and facilities	36,437	47,105
Sales and marketing	19,882	16,003
Personnel	20,965	24,516
Outsourcing and professional fees	8,012	10,241
General, administrative and other	7,374	11,777
Total operating expenses	92,670	109,642
Income (loss) before taxes	13,159	(30,475)
Income tax expense (benefit)	3,392	(4,036)
Net income (loss)	$9,767	$(26,439)

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Revenue
Interest income	$220,221	$230,590	$(10,369)	(4.5)%
Non-interest income	15,683	19,892	(4,209)	(21.2)%
Total revenue	$235,904	$250,482	$(14,578)	(5.8)%
Percentage of total revenue:
Interest income	93.4%	92.1%
Non-interest income	6.6%	7.9%
Total revenue	100.0%	100.0%

Total interest income decreased by $10.4 million, or 4.5%, from $230.6 million for the three months ended March 31, 2024 to $220.2 million for the three months ended March 31, 2025. The decrease is primarily attributable to $146.4 million, or 5.1%, decrease in our Average Daily Principal Balance from $2.9 billion for the three months ended March 31, 2024 to $2.7 billion for the three months ended March 31, 2025, primarily due to the sale of the credit card portfolio. The decrease was partially offset by an increase in portfolio yield of 49 basis points in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Total non-interest income decreased by $4.2 million, or 21.2%, from $19.9 million for the three months ended March 31, 2024 to $15.7 million for the three months ended March 31, 2025. The decrease is primarily due to a $2.2 million decrease in fees related to our Pathward program, $1.3 million decrease in subscription revenue, and $1.0 million attributable to a decrease in revenue from the credit card portfolio, which was sold in November 2024; this was partially offset by $0.3 million increase in servicing fees and sublease income.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$57,403	$54,465	$2,938	5.4%
Percentage of total revenue	24.3%	21.7%
Cost of Debt	8.2%	7.5%

Interest expense increased by $2.9 million, or 5.4%, from $54.5 million for the three months ended March 31, 2024 to $57.4 million for the three months ended March 31, 2025. Our interest expense increase is primarily due to 65 basis point increase in Cost of Debt, offset by a 2.2% decrease in average debt balance. The 65 basis point increase is due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$12,369	$28,938	$(16,569)	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(7,885)	(27,123)	19,238	*
Fair value mark-to-market adjustment on derivatives	432	1,176	(744)	*
Total fair value mark-to-market adjustment	4,916	2,991	1,925	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(81,293)	(85,328)	4,035	*
Net settlements on derivative instruments	3,705	(1,056)	4,761	*
Fair value mark on other loans sold	—	(33,457)	33,457	*
Total net decrease in fair value	$(72,672)	$(116,850)	$44,178	*
Percentage of total revenue:
Fair value mark-to-market adjustment	2.1%	1.2%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(34.5)%	(34.1)%
Total net increase (decrease) in fair value	(32.4)%	(32.9)%
Discount rate	7.69%	9.10%
Remaining cumulative charge-offs	11.83%	11.92%
Average life in years	1.10	1.03
* Not meaningful

Net decrease in fair value for the three months ended March 31, 2025 was $72.7 million. This amount represents a total fair value mark-to-market increase of $4.9 million on Loans Receivable at fair value, Asset-backed notes, and our derivative assets. The total fair value mark-to-market adjustment consists of a $12.4 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in the discount rate from 7.92% as of December 31, 2024 to 7.69% as of March 31, 2025, offset by (b) a decrease in average life from 1.11 years as of December 31, 2024 to 1.10 years as of March 31, 2025 and (c) an increase in remaining cumulative charge-offs from 11.68% as of December 31, 2024 to 11.83% as of March 31, 2025. The $(7.9) million mark-to-market adjustment on asset-backed notes is due to falling rates and narrowing asset-backed securitization spreads. There was no adjustment as part of the other loans sales in the three months ended March 31, 2025. We expect to continue to see volatility in fair value primarily as a result of macroeconomic conditions.

Net decrease in fair value for the three months ended March 31, 2024 was $116.9 million. This amount represents a total fair value mark-to-market increase of $3.0 million on Loans Receivable at fair value, Asset-backed notes, and our derivative assets. The total fair value mark-to-market adjustment consists of a $28.9 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in remaining cumulative charge-offs from 12.10% as of December 31, 2023 to 11.92% as of March 31, 2024, (b) a decrease in the discount rate from 10.10% as of

December 31, 2023 to 9.10% as of March 31, 2024, and (c) an increase in the weighted average life from 1.01 years as of December 31, 2023 to 1.03 years as of March 31, 2024 . The $(27.1) million mark-to-market adjustment on asset-backed notes is due to falling rates and narrowing asset-backed securitization spreads. The total net decrease in fair value for the three months ended March 31, 2024 also includes a $(33.5) million adjustment related to the fair value mark on the loans sold as part of the other loans sales for the three months ended March 31, 2024.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Total charge-offs, net of recoveries	$81,293	$85,328	$(4,035)	(4.7)%
Average Daily Principal Balance	$2,705,218	$2,851,657	$(146,439)	(5.1)%
Annualized Net Charge-Off Rate	12.2%	12.0%

Our Annualized Net Charge-Off Rate increased to 12.2% for the three months ended March 31, 2025 from 12.0% for the three months ended March 31, 2024. The increase is primarily driven by a decrease in our Average Daily Principal balance of 5% to $2.7 billion from $2.9 billion for the three months ended March 31, 2025 and 2024, respectively, partially offset by a $4.0 million decrease in Net Charge-offs. The decline in Net Charge-offs is primarily due to improvement in credit performance driven by increased front book vintages in our portfolio mix for three months ended March 31, 2025 compared to 2024. Our front book vintages have lower charge-off rates compared to our back book. As of March 31, 2025, loans from our back-book represented only 4% of our owned receivables balance, and as a result, we expect the back book to become less impactful in 2025. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees, and general, administrative and other expenses. We anticipate operating expenses to decrease in 2025 as compared to 2024, primarily driven by the continued diversification of the workforce to lower-cost geographies and a reduction in non-essential vendor spend. This will be partially offset by additional investments in loan originations.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Technology and facilities	$36,437	$47,105	$(10,668)	(22.6)%
Percentage of total revenue	15.4%	18.8%

Technology and facilities expense decreased by $10.7 million, or 22.6%, from $47.1 million for the three months ended March 31, 2024 to $36.4 million for the three months ended March 31, 2025. The decrease is primarily due to a $2.1 million decrease in depreciation, a $2.0 million decrease in service costs, a $1.4 million decrease in outsourcing and professional fees, and $1.4 million decrease in office rent, $1.3 million decrease in software, and $0.7 million decrease in salaries and benefits.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages and CAC)	2025	2024	$	%
Sales and marketing	$19,882	$16,003	$3,879	24.2%
Percentage of total revenue	8.4%	6.4%
Customer Acquisition Cost (“CAC”)	$139	$138	$1	0.7%

Sales and marketing expense to acquire our members increased by $3.9 million, or 24.2%, from $16.0 million for the three months ended March 31, 2024 to $19.9 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in our direct mail marketing. As a result of our increase in sales and marketing expense during the three months ended March 31, 2025, our CAC increased by 0.7%, from $138 for the three months ended March 31, 2024 to $139 for the three months ended March 31, 2025.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Personnel	$20,965	$24,516	$(3,551)	(14.5)%
Percentage of total revenue	8.9%	9.8%

Personnel expense decreased by $3.6 million, or 14.5%, from $24.5 million for the three months ended March 31, 2024 to $21.0 million for the three months ended March 31, 2025. The decrease is attributable to a reduction in wages and salary, stock-based compensation expense, and benefits primarily driven by the 2024 reduction in force.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. The costs related to our third-party contact centers that were located in Colombia and the Philippines are included in outsourcing and professional fees for the three months ended March 31, 2024. These third-party contact centers previously provided business support, including application processing, verification, customer service and collections. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes at fair value.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Outsourcing and professional fees	$8,012	$10,241	$(2,229)	(21.8)%
Percentage of total revenue	3.4%	4.1%

Outsourcing and professional fees decreased by $2.2 million, or 21.8%, from $10.2 million for the three months ended March 31, 2024 to $8.0 million for the three months ended March 31, 2025. The decrease is primarily attributable to a $0.7 million decrease in outsourced call center professionals due to a shift to in-house call centers, $0.7 million decrease in legal fees, and $0.5 million decrease related to the termination of services related to our credit card program.
General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses related to workforce optimization and streamlining operations, and acquisition related expenses.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
General, administrative and other	$7,374	$11,777	$(4,403)	(37.4)%
Percentage of total revenue	3.1%	4.7%

General, administrative and other expense decreased by $4.4 million, or 37.4%, from $11.8 million for the three months ended March 31, 2024 to $7.4 million for the three months ended March 31, 2025, primarily due to the $3.0 million decrease in acquisition and integration related expense and $0.8 million decrease in expense related to our initiatives to streamline operations.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended March 31, 2025 and 2024, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%
Income tax expense (benefit)	$3,392	$(4,036)	$7,428	(184.0)%
Percentage of total revenue	1.4%	(1.6)%
Effective tax rate	25.8%	13.2%

Income tax benefit decreased by $7.4 million, from $4.0 million benefit for the three months ended March 31, 2024 to $3.4 million expense for the three months ended March 31, 2025, primarily due to higher pretax income for the three months ended March 31, 2025.

As of March 31, 2025, we have $78.0 million of U.S. net deferred tax assets, of which $71.2 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, Adjusted Operating Expense, Adjusted Operating Expense Ratio and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended March 31,
	2025	2024
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$12,369	$28,938
Fair value mark-to-market adjustment on asset-backed notes	(7,885)	(27,123)
Fair value mark-to-market adjustment on derivatives	432	1,176
Total fair value mark-to-market adjustment	$4,916	$2,991
(1) The fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2025	2024
Net income (loss)	$9,767	$(26,439)
Adjustments:
Income tax expense (benefit)	3,392	(4,036)
Interest on corporate financing	9,729	13,894
Depreciation and amortization	11,068	13,198
Stock-based compensation expense	2,831	3,982
Workforce optimization expenses	(114)	800
Other non-recurring charges	1,776	3,531
Fair value mark-to-market adjustment	(4,916)	(2,991)
Adjusted EBITDA	$33,533	$1,939

Adjusted Net Income

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

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Adjusted Net Income (in thousands)	2025	2024
Net income (loss)	$9,767	$(26,439)
Adjustments:
Income tax expense (benefit)	3,392	(4,036)
Stock-based compensation expense	2,831	3,982
Workforce optimization expenses	(114)	800
Other non-recurring charges	1,776	3,531
Mark-to-market adjustment on asset-backed notes	7,885	27,123
Adjusted income (loss) before taxes	25,537	4,961
Normalized income tax expense	6,895	1,339
Adjusted Net Income	$18,642	$3,622
Income tax rate (1)	27.0%	27.0%
(1) Income tax rate for the three months ended March 31, 2025 and 2024 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of diluted EPS to Diluted Adjusted EPS for the three months ended March 31, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Diluted earnings (loss) per share	$0.21	$(0.68)
Adjusted EPS
Adjusted Net Income	$18,642	$3,622

Basic weighted-average common shares outstanding	45,496,705	38,900,876
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,541,094	435,763
Diluted adjusted weighted-average common shares outstanding	47,037,799	39,336,639
Adjusted Earnings Per Share	$0.40	$0.09

Return on Equity and Adjusted Return on Equity

We define Adjusted Return on Equity as annualized Adjusted Net Income (Loss) divided by average stockholders’ equity. Average stockholders’ equity is an average of the beginning and ending stockholders’ equity balance for each period. We believe Adjusted Return on Equity is an important measure because it allows management, investors and our Board to evaluate the profitability of the business in relation to stockholders’ equity and how efficiently we generate income from stockholders' equity.

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three months ended March 31, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended March 31,
(in thousands)	2025	2024
Return on Equity	11.0%	(27.0)%
Adjusted Return on Equity
Adjusted Net Income	$18,642	$3,622
Average stockholders' equity	$359,954	$393,188
Adjusted Return on Equity	21.0%	3.7%

Adjusted Operating Expense and Adjusted Operating Expense Ratio

We define Adjusted Operating Expense as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges such as expenses associated with our workforce optimization efforts, and other non-recurring charges. Other non-recurring charges include litigation reserve, impairment charges, and debt amendment costs related to our Corporate Financing facility. We define Adjusted Operating Expense Ratio as Adjusted Operating Expense divided by Average Daily Principal Balance. We believe Adjusted Operating Expense is an important measure because it allows management, investors and our Board to evaluate and compare its operating costs from period to period, excluding the impact of non-cash, stock-based compensation expense and certain non-recurring charges. We believe Adjusted Operating Expense Ratio is an important measure because they allow management, investors and our Board to evaluate how efficiently we are managing costs relative to revenue and Average Daily Principal Balance.

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three months ended March 31, 2025 and 2024:

	As of or for the Three Months Ended March 31,
(in thousands)	2025	2024
Operating Expense Ratio	13.9%	15.5%
Adjusted Operating Expense Ratio
Total operating expense	92,670	109,642
Stock-based compensation expense	(2,831)	(3,982)
Workforce optimization expenses	114	(800)
Other non-recurring charges	(1,039)	(3,138)
Total adjusted operating expenses	$88,914	$101,722

Average Daily Principal Balance	$2,705,218	$2,851,657

Adjusted Operating Expense Ratio	13.3%	14.3%

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

The following table summarizes our total liquidity reserves:

	March 31, 2025
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$78,542	N/A	$78,542
Restricted cash	152,431	N/A	152,431
Secured financing	766,130	448,937	317,193
Whole loan forward flow agreements	50,000	17,915	32,085
Total liquidity	$1,047,103	$466,852	$580,251

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash, cash equivalents and restricted cash	$230,973	$196,553
Cash provided by (used in)
Operating activities	100,977	85,882
Investing activities	(55,520)	36,461
Financing activities	(29,109)	(131,806)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $101.0 million and $85.9 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $15.1 million increase in our net cash provided by operating activities is primarily driven by a $36.2 million increase in our Net Income, $22.0 million increase in our Changes in operating assets and liabilities, $12.7 million increase in our Other, net. These were partially offset by a $44.2 million decline in our fair value mark to market adjustment, net and $10.2 million decrease in our Origination fees for loans receivable at fair value, net.

Investing Activities

Our net cash provided by (used) in investing activities was $(55.5) million and $36.5 million for the three months ended March 31, 2025 and 2024, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to $83.8 million higher loan disbursements which were partially offset by a $4.2 million decrease in repayments of loan principal and $2.5 million increase in capitalization of system development costs for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Financing Activities

Our net cash used in financing activities was $(29.1) million and $(131.8) million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, net cash used in financing activities was primarily driven by amortization payments on our Series 2021-B, Series 2021-C, Series 2022-A, Series 2022-2, Series 2022-3 asset-backed notes Series 2024-1, and Series 2024-2 asset-backed borrowing, and our other asset-backed borrowings and repayments of borrowings on our PLW Facility, PLW II Facility, and Acquisition and Corporate Financing facilities, partially offset by borrowings under our asset-backed borrowings at amortized cost. For the three months ended March 31, 2024, net cash used in financing activities was primarily driven by borrowings under the PLW Facility, partially offset by repayments of borrowings on our CCW and scheduled amortization payments on our Acquisition Financing facility and, Series 2021-A, Series 2022-2, Series 2022-3, and Series 2024-1 asset-backed notes.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of March 31, 2025, we had $1.7 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of March 31, 2025, we were in compliance with all covenants and requirements of all our asset-backed notes.
Secured Financings

As of March 31, 2025, we had Secured Financings with warehouse lines of $766.1 million in the aggregate with undrawn capacity of $317.2 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. On January 31, 2024, we further amended the Credit Card Warehouse facility to adjust our payment rate, advance rate, and other loan sales. Additionally, our commitment amount reduced from $100.0 million to $80.0 million. On September 24, 2024, we further amended the Credit Card Warehouse facility and reduced the commitment amount from $80.0 million to $60.0 million. On November 10, 2024, the Credit Card Warehouse facility was terminated. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

On August 5, 2024, in connection with the closing of the PLW II Facility, Oportun PLW II Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Facility has a three-year revolving period and a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On November 1, 2024, the PLW II Facility was amended to increase the borrowing capacity to $337.1 million (the “PLW II Amendment”). Under the PLW II Amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

On September 20, 2024, Oportun PLW Trust, a subsidiary of the Company, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank and certain lenders from time to time party thereto, entered into an amendment to the Loan and Security Agreement, dated as of September 8, 2021, and other related documents, under the PLW Facility. Following the amendment, the PLW Facility has a two-year revolving period and a borrowing capacity of $306.45 million. Borrowings under the PLW Facility loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.40%. The advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On November 22, 2024, the PLW Facility was further amended to increase the borrowing capacity to $429.0 million (the “PLW Amendment”). Under the PLW Amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

Asset-Backed Borrowings at Amortized Cost

On January 16, 2025, we announced the issuance of $425.1 million of Series 2025-A asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2025-A Securitization"). The 2025-A Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 6.95% per annum and weighted average coupon of 6.15% per annum.

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

On February 13, 2024, we announced the issuance of $199.5 million of Series 2024-1 asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.60% per annum and weighted average coupon of 8.43% per annum.

On October 20, 2023, we entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”), pursuant to which the Company borrowed $197 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we had a commitment to sell up to $400.0 million of our personal loan originations over twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. No loans were transferred during the three months ended March 31, 2025. We had previously fulfilled our commitment to sell loans under the agreement.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. On April 26, 2024, we amended the agreement to extend the term through October 2024 and committed to sell $150.0 million of personal loan originations. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. No loans were transferred during the three months ended March 31, 2025. We had previously fulfilled our commitment to sell loans under the agreement.

Corporate Financing

On September 14, 2022, we entered into the Original Credit Agreement with certain funds associated with Neuberger Berman Specialty Finance (“Neuberger”) as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent to borrow $150.0 million through a senior secured term loan (the “Original Credit Agreement” and the “Original Term Loan”). The Original Term Loan bore interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The Original Term Loan was scheduled to mature on September 14, 2026, and was not subject to amortization. Certain prepayments of the Original Term Loan were subject to a prepayment premium. The obligations under the Original Credit Agreement were secured by our assets and certain of our subsidiaries guaranteeing the Original Term Loan, including pledges of the equity interests of certain subsidiaries that were directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended the Original Credit Agreement to be able to borrow up to an additional $75.0 million (the “Amended Original Credit Agreement”). At closing and as part of the Incremental Tranche A-1 Loans, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Second Amended Original Credit Agreement, we borrowed an additional $25.0 million of incremental term loans (the "Incremental Tranche B Loans") on May 5, 2023 and an additional $25.0 million of incremental term loans (the “Incremental Tranche C Loans”) on June 30, 2023. The Original Term Loan then bore interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%. On March 12, 2024, the Company entered into an amendment to the Second Amended Original Credit Agreement (the “Third Amended Original Credit Agreement”), which includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and required certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Third Amended Credit Agreement required principal payments equal to 100% of the net cash proceeds of any future issuance of indebtedness junior in priority to the obligations under the Original Credit Agreement, as amended. On November 14, 2024, the Original Credit Agreement, as amended, was terminated and the associated outstanding Original Term Loan was repaid in full, in connection with the Credit Agreement disclosed below.

On October 23, 2024, we entered into a Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC as lenders, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, pursuant to which we borrowed $235 million through a senior secured term loan (the “Credit Agreement” and the “Term Loan”). The Term Loan bears interest at (a) a cash rate of 12.50% per annum plus (b) an amount payable in cash or in kind, at our option, equal to 2.50% and is scheduled to mature on November 14, 2028. On November 14, 2024, we repaid in full the Original Credit Agreement, as amended. Certain prepayments under the Agreement are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of subsidiaries guaranteeing the loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. The Credit Agreement contains several financial covenants; these covenants are included together with other customary affirmative and negative covenants (including reporting requirements), representations and warranties and events of default.

Under the Credit Agreement, we were required to repay a combined $12.5 million and $27.5 million of the Term Loan, prior to July 31, 2025 and January 31, 2026, respectively. We have repaid $5.0 million and $7.5 million on March 3, 2025 and April 30, 2025, respectively. Consequently, the $12.5 million repayment obligations under the Credit Agreement with respect to fiscal year 2025 have been satisfied.

As of March 31, 2025, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financings and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans, including non-performing loans originated as held for investment. For the three months ended March 31, 2025, we did not sell any such loans. For further information, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The originations of loans sold and held for sale during the three months ended March 31, 2025 were $32.4 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Secured Financings, corporate and retail leases, and purchase commitments for technology used in the business. See Note 8, Borrowings and Note 15, Leases, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for more information.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025, as amended ("2024 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2024 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer. Based on our evaluation, our Chief Executive Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our 2024 Form 10-K.

Business, Financial and Operational Risks

If we do not compete effectively in our target markets, our results of operations could be harmed.

The industries in which we compete are highly competitive, continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Our current and potential future competition primarily includes other consumer finance companies, financial technology companies, technology platforms, neobanks, challenger banks, and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may compete with others in the market who may in the future provide offerings similar to or competitive with ours, particularly companies who may provide lending, money management and other services through a platform similar to our platform.

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

We are required to continuously develop and adapt our operations, systems, and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we have experienced rapid growth in our business and operations in the past, many economic and other factors outside of our control, including general economic and market conditions, public health outbreaks, consumer and commercial credit availability, the imposition of tariffs and other non-tariff trade barriers, inflation, fluctuating interest rates, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

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

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of March 31, 2025, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 3 states in the United States. In the three months ended March 31, 2025 and 2024, Pathward originated approximately 97% and 71% of aggregate personal loan originations, respectively.

Pathward retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities, or retain on our balance sheet. Our Pathward program agreement has an initial term of five years, which is scheduled to expire in August 2025. The agreement would have automatically renewed for an additional two years following the initial five-year term, unless either party provided notice. In February 2025, we notified Pathward of our desire to continue the relationship pursuant to certain revised terms. As a result, we are currently in discussions with Pathward with respect to the terms of such new agreement that will replace the existing agreement upon its expiration in August 2025. In addition, even during the term of our arrangement and for specified circumstances, Pathward could reduce the volume of loans that it chooses to originate and/or retain on its balance sheet. We or Pathward may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control. If our bank partnership arrangement with Pathward were to be suspended or limited, or if Pathward ceased their operations or otherwise terminated their relationship with us, our business, financial condition and results of operations would be adversely affected. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all and transitioning loan originations to a new bank may result in delays in the issuance of new loans. In addition, if we are unable to enter into an alternative arrangement with a different bank to fully replace or supplement our relationship with Pathward, we would potentially need to obtain additional state licenses to enable us to originate loans directly in the states where Pathward originates loans, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. For a further discussion of the risks and regulations applicable to our bank partnership with Pathward, see “Risk Factors—Our bank partnership products may lead to regulatory risk and may increase our regulatory burden, —We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business, —Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of March 31, 2025 and 2024, members with repeat loans comprised 78% and 83%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 86% of our total assets and our asset-backed notes represented 75% of our total liabilities as of March 31, 2025. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Market interest rate changes have had, and may continue to have, an adverse effect on our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as the imposition of tariffs and non-tariff trade barriers, inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, have required, and may continue to require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, elevated interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue, but also decreases the fair value of our asset-backed notes, which increases Net Revenue. Because the duration and fair value of our loans and asset-backed notes are different, the respective changes in fair value may not fully offset each other resulting in a negative impact on Net Revenue and increasing the volatility of our results of operations. Reductions in our interest rate spread have had and could continue to have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.*

Key macroeconomic conditions historically have affected our business, results of operations and financial condition, and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, gas prices, energy costs, tariffs and other non-tariff trade barriers, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures, volatility or disruption in the capital markets, changes in interest rates, and other macroeconomic circumstances as well as events such as natural disasters, acts of war, terrorism, public health outbreaks or adverse health developments, political instability, social unrest, and catastrophes. For example, uncertainty as to the impact of the imposition of tariffs or other restrictions on certain countries by the current U.S. administration, as well as any potential retaliatory or responsive measures by impacted countries, could adversely impact trade or other relations, result in higher costs, and decrease the purchasing power of or spending by consumers and businesses, which could impact borrowing trends, loan repayment and create general market instability. If any of these factors negatively affect our members or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

The U.S. has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. Increased interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Further adverse changes in inflation and interest rates, including as a result of tariffs and other non-tariff trade barriers, could negatively impact consumer and business confidence, and adversely affect the economy as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.

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

Our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. Furthermore, many of our members have limited or no credit history and such borrowers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. In addition, the imposition of tariffs and other non-tariff trade barriers, inflation, fluctuating interest rates, unemployment, bankruptcy, major medical expenses, divorce, death, or other issues that affect our members have and could continue to affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments. Our servicing costs may also increase without a corresponding increase in our interest on loans.

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
•our borrowing costs and access to the capital markets; and
•general economic, industry, and market conditions, including economic slowdowns, recessions, the imposition of tariffs and other non-tariff trade barriers, fluctuating interest and inflation rates, and tightening of credit markets and recent or potential bank failures.

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

We have been and may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations, and can result in substantial costs, disrupt our business and operations, and divert management’s and our Board’s attention and resources away from our business. Additionally, stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations, and strategic planning, harm our reputation, adversely affect our relationships with our business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors that would be retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks, and uncertainties related to any such stockholder activism.

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

In addition, negative perception may result in our being subject to more restrictive laws and regulations and potential investigations, enforcement actions and lawsuits. If there are changes in the laws affecting any of our products, or our marketing and servicing, or if we become subject to such investigations, enforcement actions and lawsuits, our financial condition and results of operations would be adversely affected. Entry into new products, as well as into the banking business or new origination channels, such as bank partnerships, and other partnerships, could lead to negative publicity or draw additional scrutiny.

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

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Further, the reductions in force could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

As of March 31, 2025, 39.0%, 26.4%, 10.4%, 5.7% and 4.1% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan origination, servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our partner banks' federal bank regulators (the Federal Reserve Board, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation) and our consumer financial services regulators, including state regulators and the CFPB, which could increase the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. We could be adversely impacted to the extent our vendors and partners fail to comply with the legal requirements applicable to the particular products or services being offered. Moreover, if our bank partners or their regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions. In addition, the prudential regulators have issued regulatory guidance focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of relationships with third-party service providers. In 2024, following the bankruptcy of a fintech platform, regulators have expanded expectations for third-party oversight by banks engaged in bank partnership programs. If regulators conclude that our bank partners have not met the heightened standards for oversight of their third-party service providers, any resulting regulatory action could have an adverse effect on their ability to fulfill their contractual obligations to us which could adversely effect our business, financial condition and results of operations.

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

As of March 31, 2025, we had 1,515 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 203 employees as of March 31, 2025. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

Because we receive cash in our retail locations through member loan repayments, we may be subject to theft and cash shortages due to employee errors.

Since our business requires us to receive cash in each of our retail locations, we are subject to the risk of theft (including by or facilitated by employees) and cash shortages due to employee errors. We have experienced theft and attempted theft in the past. Although we have implemented various procedures and programs to reduce these risks, maintain insurance coverage for theft and provide security measures for our facilities, we cannot make assurances that theft and employee error will not occur.

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

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change, there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our Bay Area headquarters has experienced and may continue to experience, climate-related events and at an increasing frequency, including floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our critical vendors, partners and members, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, changes in current and emerging legal and regulatory requirements with respect to climate change (e.g., carbon pricing) and other aspects of environmental, social and governance reporting (e.g., disclosure requirements) have resulted in and may continue to result in fluctuations in compliance requirements on our business, which may increase our operating costs and disrupt our business.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 17,000,777 shares for issuance under our 2019 Equity Incentive Plan with 10,374,970 shares, net of vested and exercised shares, remaining available for issuance, 2,632,406 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 761,360 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2025, the warrants to purchase 9,046,459 shares of our Common Stock issued in connection with our Corporate Financing, were outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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
•general economic conditions, such as tariffs and other non-tariff trade barriers, fluctuating interest and inflation rates, recessions, tightening of credit markets and recent or potential bank failures;
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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. federal, state and local and non-U.S. tax laws could increase our liability and adversely affect our after-tax profitability. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which implemented, among other changes, a 15% alternative minimum tax on adjusted financial statement income for certain large companies and a 1% excise tax on certain stock buybacks. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. Further, the U.S. has withdrawn support for the initiative and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Additionally, U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Indenture between Oportun Issuance Trust 2025-A and Wilmington Trust, National Association, dated as of January 16, 2025.	10-K	001-39050	10.27	2/20/2025
10.2^*
Loan and Security Agreement by and between Oportun PLW III Trust, Oportun PLW III Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of April 2, 2025.
x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 8, 2025	By:	/s/ Raul Vazquez
Raul Vazquez
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and duly authorized signatory of the Registrant)