Form 10-Q
period 2025-06-30
Oportun Financial Corp
filed 2025-08-07
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of July 31, 2025 was 44,009,399.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$96,816	$59,968
Restricted cash	131,406	154,657
Loans receivable at fair value	2,755,470	2,778,523
Capitalized software and other intangibles, net	78,279	86,588
Right of use assets - operating	9,718	9,775
Other assets	129,397	137,592
Total assets	$3,201,086	$3,227,103

Liabilities and stockholders' equity
Liabilities
Secured financing	$331,081	$535,469
Asset-backed notes at fair value	617,904	1,080,690
Asset-backed borrowings at amortized cost	1,605,597	984,333
Corporate financing	193,944	203,751
Lease liabilities	14,969	18,200
Other liabilities	61,602	50,851
Total liabilities	2,825,097	2,873,294
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024; 44,281,422 shares issued and 44,009,399 shares outstanding at June 30, 2025; 36,383,879 shares issued and 36,111,856 shares outstanding at December 31, 2024	8	7
Common stock, additional paid-in capital	618,177	612,642
Accumulated deficit	(235,887)	(252,531)
Treasury stock at cost, 272,023 shares at June 30, 2025 and December 31, 2024	(6,309)	(6,309)
Total stockholders’ equity	375,989	353,809
Total liabilities and stockholders' equity	$3,201,086	$3,227,103
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Interest income	$218,281	$231,373	$438,502	$461,963
Non-interest income	16,065	19,023	31,748	38,915
Total revenue	234,346	250,396	470,250	500,878
Less:
Interest expense	59,538	54,244	116,941	108,709
Net decrease in fair value	(70,257)	(136,119)	(142,929)	(252,969)
Net revenue	104,551	60,033	210,380	139,200

Operating expenses:
Technology and facilities	36,649	40,625	73,086	87,730
Sales and marketing	18,077	16,258	37,959	32,261
Personnel	20,247	21,908	41,212	46,424
Outsourcing and professional fees	9,701	8,375	17,713	18,616
General, administrative and other	9,769	22,016	17,143	33,793
Total operating expenses	94,443	109,182	187,113	218,824

Income (loss) before taxes	10,108	(49,149)	23,267	(79,624)
Income tax expense (benefit)	3,231	(18,124)	6,623	(22,160)
Net income (loss)	$6,877	$(31,025)	$16,644	$(57,464)

Net income (loss) attributable to common stockholders	$6,877	$(31,025)	$16,644	$(57,464)

Share data:
Earnings (loss) per share:
Basic	$0.15	$(0.78)	$0.36	$(1.46)
Diluted	$0.14	$(0.78)	$0.35	$(1.46)
Weighted average common shares outstanding:
Basic	46,571,524	39,816,996	46,037,084	39,358,936
Diluted	47,893,172	39,816,996	47,468,455	39,358,936
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2025
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2025	9,046,459	$33,825	36,111,856	$7	$578,817	$(252,531)	$(6,309)	$353,809
Stock-based compensation expense	—	—	—	—	3,034	—	—	3,034
Vesting of restricted stock units, net of shares withheld	—	—	1,389,309	—	(511)	—	—	(511)
Net income	—	—	—	—	—	9,767	—	9,767
Balance – March 31, 2025	9,046,459	$33,825	37,501,165	$7	$581,340	$(242,764)	$(6,309)	$366,099

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	8,104	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	2,904	—	—	2,904
Vesting of restricted stock units, net of shares withheld	—	—	136,459	—	—	—	—	—
Issuance of common stock upon exercise of warrants	(6,363,671)	(22,675)	6,363,671	1	22,737	—	—	63
Net income	—	—	—	—	—	6,877	—	6,877
Balance – June 30, 2025	2,682,788	$11,150	44,009,399	$8	$607,027	$(235,887)	$(6,309)	$375,989

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

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$16,644	$(57,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,783	26,204
Fair value adjustment, net	142,929	252,969
Origination fees for loans receivable at fair value, net	(20,930)	(10,140)
Gain on loan sales	(2,979)	(3,608)
Stock-based compensation expense	5,539	6,924
Other, net	23,380	(14,191)
Originations of loans sold and held for sale	(72,249)	(50,664)
Proceeds from sale of loans	76,768	53,816
Changes in operating assets and liabilities	14,620	(10,237)
Net cash provided by operating activities	205,505	193,609
Cash flows from investing activities
Originations and purchases of loans held for investment	(772,912)	(679,738)
Proceeds from loan sales originated as held for investment	—	2,240
Repayments of loan principal	677,443	659,232
Capitalization of system development costs	(12,011)	(8,351)
Other, net	(382)	(361)
Net cash used in investing activities	(107,862)	(26,978)
Cash flows from financing activities
Borrowings under secured financing	590,529	89,940
Repayments of secured financing	(794,396)	(224,193)
Repayments of asset-backed notes at fair value	(474,041)	(225,950)
Borrowings under asset-backed borrowings at amortized cost	857,279	397,907
Repayments of asset-backed borrowings at amortized cost	(248,050)	(136,785)
Repayments of acquisition and corporate financing	(13,759)	(34,271)
Payments of deferred financing costs	(1,207)	(2,427)
Net payments related to stock-based activities	(401)	(232)
Net cash used in financing activities	(84,046)	(136,011)
Net increase in cash and cash equivalents and restricted cash	13,597	30,620
Cash and cash equivalents and restricted cash, beginning of period	214,625	206,016
Cash and cash equivalents and restricted cash, end of period	$228,222	$236,636

Supplemental disclosure of cash flow information
Cash and cash equivalents	$96,816	$72,871
Restricted cash	131,406	163,765
Total cash and cash equivalents and restricted cash	$228,222	$236,636

Cash paid for income taxes, net of refunds	$1,395	$826
Cash paid for interest	$100,364	$106,940
Cash paid for amounts included in the measurement of operating lease liabilities	$5,608	$6,463
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,929	$(6,511)
Non-cash investments in capitalized assets	$370	$801
Non-cash financing activities	$33,259	$16,603
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

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

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss)	$6,877	$(31,025)	$16,644	$(57,464)
Net income (loss) attributable to common stockholders	$6,877	$(31,025)	$16,644	$(57,464)

Basic weighted-average common shares outstanding(1)	46,571,524	39,816,996	46,037,084	39,358,936
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	1,321,648	—	1,431,371	—
Diluted weighted-average common shares outstanding	47,893,172	39,816,996	47,468,455	39,358,936

Earnings per share:
Basic	$0.15	$(0.78)	$0.36	$(1.46)
Diluted	$0.14	$(0.78)	$0.35	$(1.46)
(1) The fair value of the outstanding and exercisable warrants issued with an exercise price of $0.01 are included in the Basic weighted-average common shares outstanding. See Note 10, Stockholders' Equity for additional information.

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	1,700,321	2,347,491	1,768,313	2,445,681
Restricted stock units	1,241,225	4,058,597	1,248,514	3,842,349
Total anti-dilutive common share equivalents	2,941,546	6,406,088	3,016,827	6,288,030

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	June 30,	December 31,
(in thousands)	2025	2024
Consolidated VIE assets
Restricted cash	$113,725	$136,572
Loans receivable at fair value	2,383,596	2,242,568
Total VIE assets	2,497,321	2,379,140
Consolidated VIE liabilities
Secured financing (1)	335,336	539,204
Asset-backed notes at fair value	617,904	1,080,690
Asset-backed borrowings at amortized cost	1,236,225	476,557
Total VIE liabilities	$2,189,465	$2,096,451
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Other Loan Sales - From time to time the Company enters into agreements to sell certain populations of its personal loans and credit card receivables, including non-performing loans originated as held for investment. The sold loans are accounted for under the fair value option. The loan sales qualify for sale accounting treatment and the Company derecognizes these loans from its Condensed Consolidated Balance Sheets (Unaudited) upon sale.

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which we agree to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the three months ended June 30, 2025 was $39.9 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.8 million. The originations of loans sold and held for sale during the three months ended June 30, 2024 was $28.4 million and the Company recorded a gain on sale of $2.1 million and servicing revenue of $1.6 million.

The originations of loans sold and held for sale during the six months ended June 30, 2025 was $72.2 million and the Company recorded a gain on sale of $3.0 million and servicing revenue of $3.5 million. The originations of loans sold and held for sale during the six months ended June 30, 2024 was $50.7 million and the Company recorded a gain on sale of $3.6 million and servicing revenue of $3.2 million.

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

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Capitalized software, net:
System development costs	$185,844	$173,444
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(173,551)	(155,286)
Total capitalized software, net	$60,793	$66,658

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended June 30, 2025 and 2024 was $9.0 million and $10.1 million, respectively. System development costs capitalized in the three months ended June 30, 2025 and 2024 were $6.6 million and $5.4 million, respectively.

Amortization of system development costs and acquired developed technology for the six months ended June 30, 2025 and 2024 was $18.3 million and $20.4 million, respectively. System development costs capitalized in the six months ended June 30, 2025 and 2024 were $12.4 million and $9.2 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(25,640)	(23,196)
Total intangible assets, net	$17,486	$19,930

Amortization of intangible assets for the three months ended June 30, 2025 and 2024 was $1.2 million and $1.9 million, respectively. Amortization of intangible assets for the six months ended June 30, 2025 and 2024 was $2.4 million and $3.8 million, respectively.

Expected future amortization expense for intangible assets as of June 30, 2025 is as follows:

(in thousands)	Fiscal Years
2025 (remaining six months)	$2,485
2026	4,929
2027	4,929
2028	4,780
2029	—
2030	—
Thereafter	—
Total (1)	$17,123
(1) Total excludes indefinite lived intangible assets.

7.	Other Assets

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Fixed assets
Total fixed assets	$40,887	$40,607
Less: Accumulated depreciation	(38,653)	(37,632)
Total fixed assets, net	$2,234	$2,975

Other Assets
Prepaid expenses	$9,935	$11,623
Deferred tax assets, net	77,790	82,435
Current tax assets	3,703	3,736
Receivable from banking partner	5,256	4,656
Derivative asset	14,219	13,771
Other	16,260	18,396
Total other assets	$129,397	$137,592

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended June 30, 2025 and 2024 was $0.5 million and $1.0 million, respectively, and for the six months ended June 30, 2025 and 2024 was $1.1 million, and $2.0 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				June 30, 2025	December 31, 2024
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun PLW Trust	$429,030	September 1, 2027	Term SOFR + 3.35%	$160,547	$265,654
Oportun PLW II Trust	337,100	August 1, 2028	Term SOFR + 3.07%	92,243	269,815
Oportun PLW III Trust	187,500	April 1, 2028	Term SOFR + 3.34%	78,291	—
Total secured financing	$953,630			$331,081	$535,469

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

On November 22, 2024, the Company entered into another amendment to the loan and security agreement and other related documents to amend certain provisions to increase the borrowing capacity to $429.0 million. Under the amendment, borrowings will accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

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

PLW III Facility

On April 2, 2025, in connection with the closing of a new warehouse facility, the Company (Oportun PLW III Trust), entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depository bank (the “PLW III Facility”). The PLW III Facility has a two-year revolving period with a final maturity of April 1, 2028 and a borrowing capacity of $187.5 million. Borrowings under the loan and security agreement accrue interest at a rate no greater than Term SOFR plus a weighted average spread up to 3.34%. The advance rate for the PLW III Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes at fair value:

	June 30, 2025
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	300,000	310,993	—	—	—%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	—	—	—%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	158,831	176,423	6.04%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	280,905	303,018	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	178,168	196,783	2.06%	3 years
Total asset-backed notes recorded at fair value	$2,100,000	$2,156,937	$617,904	$676,224

	December 31, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$54,463	$62,323	11.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	40,453	46,578	10.82%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	261,939	280,234	5.65%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	427,872	460,500	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	295,963	320,306	2.06%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	—	—	—%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,080,690	$1,169,941
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of June 30, 2025. The weighted average interest rate for Series 2022-A will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2021-B ended on May 1, 2024 and Series 2022-A ended on June 1, 2024. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 were both amortizing deals with no revolving period.

On June 9, 2025, the Company redeemed series 2022-3 and 2022-2 asset-backed notes in the amount of $31.9 million and $21.6 million, respectively. The asset-backed notes were carried at fair value and the fair value mark was recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the Net decrease in fair value.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	June 30, 2025
Asset-backed Borrowings at Amortized Cost	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2025-B	$439,250	$450,802	$436,366	$459,985	5.57%	2 years
Oportun Issuance Trust 2025-A	425,107	439,775	421,119	445,186	6.15%	1 year
Oportun Issuance Trust 2024-2	223,250	236,119	128,954	153,422	7.51%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	53,505	62,399	9.68%	N/A
Oportun CL Trust 2023-A	197,390	210,530	196,281	219,690	10.05%	2 years
Other Asset Backed Borrowings (4)	N/A	N/A	369,372	355,240	N/A	N/A
Total asset-backed borrowings at amortized cost:	$1,484,497	$1,548,228	$1,605,597	$1,695,922

	December 31, 2024
Asset-backed Borrowings at Amortized Cost	Initial note amount issued (1)	Initial collateral balance (2)		Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2024-2	$223,250	$236,119		$188,316	$213,802	6.99%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002		92,385	107,137	8.27%	N/A
Oportun CL Trust 2023-A	197,390	210,530		195,855	219,717	10.05%	2 years
Other Asset Backed Borrowings (4)	N/A	N/A		507,776	503,032	N/A	N/A
Total asset-backed borrowings at amortized cost:	$620,140	$657,652	$—	$984,333	$1,043,689

(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at amortized cost for asset-backed notes recorded at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of June 30, 2025.
(4)Consists of forward flow whole loan sales that do not qualify as sales for accounting purposes.

On June 5, 2025, the Company announced the issuance of $439.3 million of series 2025-B asset-backed notes (the “Notes”) secured by a pool of its unsecured and secured personal installment loans (the “2025-B Securitization”). The 2025-B Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.67% per annum and a weighted average coupon of 5.57% per annum.

Corporate Financing

The following table presents information regarding the Company's Corporate Financings:

				June 30, 2025	December 31, 2024
Entity	Original Balance	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	193,944	203,751
Total Corporate Financing	$235,000			$193,944	$203,751

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

The Term Loans bear interest at an amount equal to 15% per year, of which 2.5% may be payable in-kind at the Company’s election. The Term Loans are scheduled to mature four years from the date of the Term Loan Closing. Under the Credit Agreement, the Company was required to repay $12.5 million of the Term Loans on or prior to July 31, 2025 and an additional $27.5 million of the Term Loans on or prior to January 31, 2026. The Company has repaid the required $12.5 million prior to June 30, 2025. In addition, the Company has the flexibility to make additional prepayments of $10 million at any time, and an additional $10 million after the one-year anniversary of the Term Loan Closing, in each case not subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium.

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

As of June 30, 2025, and December 31, 2024, the Company was in compliance with all covenants and requirements of the Secured Financing, Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accounts payable	$5,986	$6,586
Accrued compensation	18,379	12,207
Accrued expenses	13,213	12,441
Accrued interest	11,379	11,030
Amount due to whole loan buyer	5,573	1,759
Current tax liabilities	3,472	3,136
Other	3,600	3,692
Total other liabilities	$61,602	$50,851

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of June 30, 2025 or December 31, 2024.

Common Stock - As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2025, 44,281,422 and 44,009,399 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2024, 36,383,879 and 36,111,856 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - Beginning on March 10, 2023, and pursuant to the Original Credit Agreement, on certain dates and in connection with certain tranches of loans issued under the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01. In May 2025, 6,363,671 warrants were exercised to purchase common stock. As of June 30, 2025 and December 31, 2024, the Company had outstanding and exercisable detachable warrants of 2,682,788 and 9,046,459, respectively.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Technology and facilities	$758	$769	$1,474	$1,928
Sales and marketing	35	29	75	53
Personnel	1,915	2,144	3,990	4,943
Total stock-based compensation (1)	$2,708	$2,942	$5,539	$6,924
(1) Amounts shown are net of $0.2 million and $0.4 million of capitalized stock-based compensation for the three and six months ended June 30, 2025, respectively, and net of $0.2 million and $0.5 million of capitalized stock-based compensation for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, and December 31, 2024, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $0.5 million and $0.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 0.9 years and 1.3 years, respectively. As of June 30, 2025 and December 31, 2024, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $19.3 million and $15.3 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.0 years and 2.0 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $1.6 million and $2.0 million of income tax benefit in its Condensed Consolidated Statements of Operations (Unaudited) related to stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively. Additionally, the total income tax benefit recognized in the income statement for share-based compensation exercises was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The total income tax expense recognized in the income statement for share-based compensation exercises was $0.2 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income
Interest on loans	$215,816	$228,242	$433,345	$453,925
Fees on loans	2,465	3,131	5,157	8,038
Total interest income	218,281	231,373	438,502	461,963

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Non-interest income
Servicing fees	$3,604	$3,463	$7,142	$6,872
Subscription revenue	4,842	5,437	9,886	11,956
Interest on member accounts	4,566	9,029	8,988	13,696
Gain on loan sales and other	3,053	1,094	5,732	6,391
Total non-interest income	$16,065	$19,023	$31,748	$38,915

13.	Income Taxes

For the three and six months ended June 30, 2025 and 2024, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and six months ended June 30, 2025, the Company recorded income tax expense of $3.2 million and $6.6 million, respectively, related to continuing operations, representing an effective tax rate of 32.0% and 28.5%, respectively. Income tax benefit for the three and six months ended June 30, 2024 was $18.1 million and $22.2 million, representing an effective income tax rate of 36.9% and 27.8%, respectively.

Income tax expense increased by $21.4 million or 117.8%, from $18.1 million benefit for the three months ended June 30, 2024 to $3.2 million expense for the three months ended June 30, 2025, primarily as a result of having increased pretax income for the three months ended June 30, 2025. Income tax expense increased by $28.8 million or 129.9%, from $22.2 million benefit for the six months ended June 30, 2024 to $6.6 million expense for the six months ended June 30, 2025, primarily as a result of having increased pretax income for the six months ended June 30, 2025. The Company's effective tax rates for the three and six months ended June 30, 2025 and 2024 differ from the statutory tax rates primarily due to the impacts of the research and development tax credit, and stock-based compensation.

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

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	June 30, 2025		December 31, 2024
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,672,483	$2,755,470	$2,716,992	$2,778,523
Liabilities
Asset-backed notes	$628,961	$617,904	$1,103,002	$1,080,690

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of June 30, 2025, consists of $2,536.2 million of unsecured personal loans receivable and $219.3 million of secured personal loans receivable.

	June 30, 2025			December 31, 2024
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	9.30%	51.83%	11.96%	8.92%	54.72%	11.68%
Remaining cumulative prepayments (1)	0.00%	37.49%	24.82%	0.00%	34.55%	24.70%
Average life (years)	0.31	1.66	1.08	0.29	1.74	1.11
Discount rate	7.03%	7.03%	7.03%	7.92%	7.92%	7.92%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the six months ended June 30, 2025 and 2024. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of June 30, 2025 and December 31, 2024, were $14.2 million and $13.8 million, respectively. The underlying cash flows as of June 30, 2025 and December 31, 2024, were $16.1 million and $16.9 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	June 30, 2025			December 31, 2024
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	—%	32.75%	12.53%	—%	30.92%	10.43%
Remaining cumulative prepayments	1.31%	33.00%	15.04%	1.53%	42.63%	21.16%
Average life (years)	0.42	1.72	1.45	0.44	2.05	1.45
Discount rate	14.58%	14.58%	14.58%	17.29%	17.29%	17.29%

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance – beginning of period	$2,770,486	$2,841,525	$2,778,523	$2,962,352
Principal disbursements	658,955	678,040	1,318,353	1,262,202
Principal and interest payments from members	(582,313)	(591,964)	(1,163,920)	(1,187,997)
Other loan sales	—	(19,234)	—	(54,091)
Gross charge-offs	(100,745)	(101,545)	(198,942)	(204,582)
Credit card receivables reclassified as held for sale	—	(55,720)	—	(55,720)
Net increase (decrease) in fair value	9,087	(36,692)	21,456	(7,754)
Balance – end of period	$2,755,470	$2,714,410	$2,755,470	$2,714,410

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	June 30, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$96,816	$96,816	$96,816	$—	$—
Restricted cash	131,406	131,406	131,406	—	—
Liabilities
Accounts payable	5,986	5,986	5,986	—	—
Secured financing (Note 8)	335,336	335,336	—	335,336	—
Asset-backed borrowings at amortized cost (Note 8)	1,600,246	1,607,408	—	1,252,168	355,240
Corporate financing (Note 8)	222,500	222,534	—	222,534	—

	December 31, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$59,968	$59,968	$59,968	$—	$—
Restricted cash	154,657	154,657	154,657	—	—
Liabilities
Accounts payable	6,586	6,586	6,586	—	—
Secured financing (Note 8)	539,204	537,646	—	537,646	—
Asset-backed borrowings at amortized cost (Note 8)	982,582	984,687	—	481,655	503,032
Corporate financing (Note 8)	235,768	236,105	—	236,105	—

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
There were no transfers in or out of Level 3 assets and liabilities for the three and six months ended June 30, 2025 and 2024. As of the year ended December 31, 2024, the Oportun CL Trust 2023-A asset-backed note transferred from Level 3 to Level 2.

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

As of June 30, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025 (remaining six months)	$5,882
2026	6,295
2027	3,038
2028	1,426
2029	634
2030	227
Thereafter	—
Total lease payments	17,502
Imputed interest	(1,558)
Total leases	$15,944

Sublease income
2025 (remaining six months)	$(297)
2026	(604)
2027	(153)
2028	—
2029 and thereafter	—
Total lease payments	(1,054)
Imputed interest	79
Total sublease income	$(975)

Net lease liabilities	$14,969
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.41%

As of December 31, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025	11,561
2026	5,663
2027	2,433
2028	1,007
2029	415
Thereafter	134
Total lease payments	21,213
Imputed interest	(1,797)
Total leases	$19,416

Sublease income
2025	(586)
2026	(604)
2027	(153)
2028	—
2029	—
Total lease payments	(1,343)
Imputed interest	127
Total sublease income	$(1,216)

Net lease liabilities	$18,200
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.16%

Rental expenses under operating leases for the three and six months ended June 30, 2025, were $2.5 million, and $5.0 million, respectively, and for the three and six months ended June 30, 2024, were $3.3 million, and $7.1 million, respectively.
Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2028. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $21.3 million for the remainder of 2025, $20.8 million in 2026, $3.5 million in 2027, $0.2 million in 2028 with no obligations beyond 2028.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. on August 11, 2020. In accordance with the agreements underlying the bank partnership program, Oportun has a commitment to purchase an increasing percentage of program loans originated by Pathward based on thresholds specified in the agreements. Lending under the partnership was launched in August of 2021 and as of June 30, 2025, the Company has a commitment to purchase an additional $39.8 million of program loans based on originations through June 30, 2025.

Unfunded Loan Commitments - Unfunded loan commitments at June 30, 2025 and December 31, 2024 were insignificant.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of June 30, 2025, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $5.4 million, consisting of $1.3 million of value-added tax and $4.1 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. During the three and six months ended June 30, 2025, 3,937,168 warrants were exercised by Neuberger to purchase common stock. As of June 30, 2025 and December 31, 2024, Neuberger held outstanding and exercisable detachable warrants of 2,682,788 and 6,619,956, respectively. See Note 8, Borrowings for additional information on the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger. Pursuant to this agreement, the Company agreed to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the Company amended the agreement to extend the term and revised the commitment amount to sell $370.9 million of personal loan originations in aggregate through October 2024. In October 2024, the Company fulfilled its commitment under the agreement. The Company will continue to service these loans upon transfer of the receivables. As part of this agreement, during the three and six months ended June 30, 2024, the Company transferred loans receivable totaling $70.2 million and $70.6 million, respectively; no loans were transferred during the three and six months ended June 30, 2025. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

In addition, on April 2, 2025, the Company entered into a loan and security agreement with Neuberger, and certain other lenders. The PLW III Facility has a two-year revolving period with a final maturity of April 1, 2028 and a borrowing capacity of $187.5 million. Borrowings under the loan and security agreement accrue interest at a rate no greater than Term SOFR plus a weighted average spread up to 3.34%.

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $5.1 million and $11.0 million, respectively, related to the Corporate Financing facility, and for the three months ended June 30, 2025 the Company recorded interest expense of $0.4 million, related to the PLW III Facility. In addition, the Company recorded interest expense of $5.4 million and $7.2 million, respectively, related to the secured borrowings associated with the forward flow whole loan sale agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to the transferred loans, the Company also recorded $13.7 million and $14.7 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $10.3 million and $22.5 million, respectively, related to the Corporate Financing facility, and for the six months ended June 30, 2025, the Company recorded interest expense of $0.4 million related to the PLW III facility. In addition, the Company recorded interest expense of $11.8 million and $13.6 million, respectively, related to the secured borrowings associated with the forward flow whole loan sale agreement. The expected cash flows are used to calculate interest expense on the secured borrowing, using the effective interest method. Related to the transferred loans, the Company also recorded $30.0 million and $19.5 million of interest income in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, loans receivable at fair value underlying the secured borrowing were $168.7 million and $241.3 million, respectively, and loans receivable at fair value underlying the Secured Financing were $17.5 million as of June 30, 2025. The Company had Asset-backed borrowings at amortized cost of $179.8 million, Corporate Financing of $97.0 million, and Secured Financing of $15.9 million due to Neuberger as of June 30, 2025 and, Asset-backed borrowings at amortized cost of $247.9 million and Corporate Financing of $101.9 million due as of December 31, 2024. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2025, related to these transactions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

On August 5, 2025, we entered into an Amended and Restated Program Agreement (the “Agreement”) with Pathward, to be effective as of August 11, 2025. The Agreement amends and restates the original program agreement between the Company and Pathward dated August 11, 2020, as amended, restated or otherwise modified from time to time. The Agreement has an initial term of four years and renews automatically for successive two-year periods unless either party provides timely notice of non-renewal.

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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 19-year lending history, we have extended more than $20.8 billion in responsible credit through more than 7.7 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of June 30, 2025, our personal loan products are also available over the phone or through our 127 retail locations, and 475 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of June 30, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 39 months and 34.8%, respectively. The average loan size for loans we originated during the three months ended June 30, 2025 was $2,937. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of June 30, 2025, we originated unsecured personal loans in 3 states through state licenses and in 38 states through our partnership with Pathward, N.A.

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended June 30, 2025 was $6,333. As of June 30, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 47 months and 32.5%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $11.9 billion and helped our members save an average of more than $1,800 annually.

The funds in these savings accounts are owned by members of our products and are not the assets of the Company. Therefore, these funds are not included in the Condensed Consolidated Balance Sheets (Unaudited).

Lending as a Service

Beyond our core direct-to-consumer lending business, we leverage our proprietary credit scoring and underwriting model to partner with other consumer brands and expand our member base. For example, we have partnered with DolFinTech in certain of their locations where they provide us with information for potential members and we are able to offer loans through our existing channels by phone, online, or in our retail locations. In addition, we have entered into a collaboration with Western Union. As part of these programs, Oportun originates, underwrites, and services the loan. We believe we will be able to offer our Lending as a Service Lead Generation program to additional partners with a much faster lead-to-market time, expanding our membership base while offering a true Oportun service experience.

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense. Since 2015, we have participated in 25 sponsored or co-sponsored amortizing and revolving bond offerings in the asset-backed securities market, all of which include tranches that have been rated investment grade. We have issued one-, two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt.

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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands of dollars)	2025	2024	2025	2024
Key Financial and Operating Metrics
Aggregate Originations	$480,761	$434,766	$950,156	$772,981
Portfolio Yield	32.8%	33.9%	32.9%	33.2%
30+ Day Delinquency Rate	4.4%	5.0%	4.4%	5.0%
Annualized Net Charge-Off Rate	11.9%	12.3%	12.0%	12.2%

Other Metrics(1)
Managed Principal Balance at End of Period	$2,939,765	$2,997,798	$2,939,765	$2,997,798
Owned Principal Balance at End of Period	$2,636,407	$2,718,988	$2,636,407	$2,718,988
Average Daily Principal Balance	$2,666,793	$2,745,667	$2,685,899	$2,798,654
(1) As of June 30, 2024, Managed Principal Balance at End of Period, and Owned Principal Balance at End of Period included credit card amounts of $94.9 million, $94.5 million, respectively. Average Daily Principal Balance for the three and six months ended June 30, 2024, included credit card amounts of $98.0 million and $102.8 million, respectively. On November 12, 2024, the Company completed the sale of its credit cards receivable portfolio to a third-party credit card marketer and servicer.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $480.8 million for the three months ended June 30, 2025 from $434.8 million for the three months ended June 30, 2024, representing a 10.6% increase. The increase is primarily driven by a 23,424 increase in the number of loans originated primarily driven by an increase in application volume, which was partially offset by a reduction in average loan size from $3,261 to $3,067 for the three months ended June 30, 2024 and June 30, 2025, respectively. We originated 156,734 and 133,310 loans for the three months ended June 30, 2025 and 2024, respectively.

Aggregate Originations increased to $950.2 million for the six months ended June 30, 2025 from $773.0 million for the six months ended June 30, 2024, representing an 22.9% increase. The increase is primarily driven by a 68,080 increase in the number of loans originated, which was partially offset by a reduction in average loan size from $3,339 to $3,172 for the six months ended June 30, 2024 and June 30, 2025, respectively. We originated 299,577 and 231,497 loans for the six months ended June 30, 2025 and 2024, respectively.

Portfolio Yield

Portfolio yield decreased to 32.8% for the three months ended June 30, 2025, from 33.9% for the three months ended June 30, 2024, and decreased to 32.9% for the six months ended June 30, 2025, from 33.2% for the six months ended June 30, 2024, primarily attributable to timing differences in changes in origination fee.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 4.4% and 5.0% as of June 30, 2025 and 2024, respectively. The decrease was primarily due to improved credit performance as a result of our incremental credit tightening efforts beginning with significantly tightened underwriting standards in 2022, as shown by a 30 basis point improvement in our back book, originations made prior to our significant credit-tightening in July 2022, 30+ day delinquency rate.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended June 30, 2025 and 2024 was 11.9% and 12.3%, respectively, down 41 basis points. The decrease is primarily driven by a $4.9 million decrease in Net Charge-offs, partially offset by a decrease in our Average Daily Principal balance by $78.9 million, primarily due to the sale of the credit card portfolio, from $2.75 billion to $2.67 billion for the three months ended June 30, 2024 and June 30, 2025, respectively. Annualized Net Charge-Off Rate for the six months ended June 30, 2025 and 2024 was 12.0% and 12.2%, respectively, down 13 basis points. While the Annualized Net Charge-off Rate decreased for the three months ended June 30, 2025 and six months ended June 30, 2025, actual net charge-offs decreased by $4.9 million and $9.0 million, respectively. This improvement was a result of significantly tightening underwriting standards in the second half of 2022 and continued 2023 efforts to tighten credit standards throughout the second half of 2023. Beginning in July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book. As the average life of our loans is only one year, we expect the back book to become less impactful on our losses going forward.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. In 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the three months ended June 30, 2025 and 2024 was 11.9% and 12.3%, respectively. The decrease was primarily driven by a $4.9 million decrease in Net Charge-offs, partially offset by a decrease in our Average Daily Principal balance by $78.9 million, primarily due to the sale of the credit card portfolio, from $2.75 billion to $2.67 billion for the three months ended June 30, 2024 and June 30, 2025, respectively. For the six months ended June 30, 2025, the back book continued to season and made-up 10% of gross charge-offs while only making up approximately 2% of the loans receivable. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible. or when loans are 120 days contractually past due.
*Numbers shown reflect year-to-date amounts for the six months ended June 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through June 30, 2025 divided by the total origination loan volume for that year.

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

	Year of Origination
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Dollar weighted average original term for vintage in months	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6
Net lifetime loan losses as of June 30, 2025 as a percentage of original principal balance	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%*	18.3%*	20.8%*	10.8%*	1.5%*
Outstanding principal balance as of June 30, 2025 as a percentage of original amount disbursed	—%	—%	—%	—%	0.1%	0.3%	1.7%	12.7%	41.8%	79.5%
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2025	2024	2025	2024
Revenue
Interest income	$218,281	$231,373	$438,502	$461,963
Non-interest income	16,065	19,023	31,748	38,915
Total revenue	234,346	250,396	470,250	500,878
Less:
Interest expense	59,538	54,244	116,941	108,709
Total net decrease in fair value	(70,257)	(136,119)	(142,929)	(252,969)
Net revenue	104,551	60,033	210,380	139,200
Operating expenses:
Technology and facilities	36,649	40,625	73,086	87,730
Sales and marketing	18,077	16,258	37,959	32,261
Personnel	20,247	21,908	41,212	46,424
Outsourcing and professional fees	9,701	8,375	17,713	18,616
General, administrative and other	9,769	22,016	17,143	33,793
Total operating expenses	94,443	109,182	187,113	218,824
Income (loss) before taxes	10,108	(49,149)	23,267	(79,624)
Income tax expense (benefit)	3,231	(18,124)	6,623	(22,160)
Net income (loss)	$6,877	$(31,025)	$16,644	$(57,464)

Total revenue

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue
Interest income	$218,281	$231,373	$(13,092)	(5.7)%	$438,502	$461,963	$(23,461)	(5.1)%
Non-interest income	16,065	19,023	(2,958)	(15.5)%	31,748	38,915	(7,167)	(18.4)%
Total revenue	$234,346	$250,396	$(16,050)	(6.4)%	$470,250	$500,878	$(30,628)	(6.1)%
Percentage of total revenue:
Interest income	93.1%	92.4%			93.2%	92.2%
Non-interest income	6.9%	7.6%			6.8%	7.8%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income decreased by $13.1 million, or 5.7%, from $231.4 million for the three months ended June 30, 2024 to $218.3 million for the three months ended June 30, 2025. This decrease was primarily due to the sale of the credit card portfolio on November 12, 2024 resulting in a decrease in portfolio yield of 106 basis points in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and a decline in our Average Daily Principal Balance, which decreased from $2.75 billion for the three months ended June 30, 2024 to $2.67 billion for the three months ended June 30, 2025, a decrease of 2.9%.

Total interest income decreased by $23.5 million, or 5.1%, from $462.0 million for the six months ended June 30, 2024 to $438.5 million for the six months ended June 30, 2025. This decrease was primarily due to the sale of the credit card portfolio on November 12, 2024 resulting in a decline in our Average Daily Principal Balance, which decreased from $2.80 billion for the six months ended June 30, 2024 to $2.69 billion for the six months ended June 30, 2025, a decrease of 4.0%, and a decrease in portfolio yield of 27 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Non-interest income. Total non-interest income decreased by $3.0 million, or 15.5%, from $19.0 million for the three months ended June 30, 2024 to $16.1 million for the three months ended June 30, 2025. This decrease is primarily due to a $4.5 million decrease related to interest earned on our Set & Set product, including the recognition of $3.4 million of non-recurring interest during the three months ended June 30, 2024, $1.1 million decrease in subscription revenue on our Set & Save product, $1.0 million decrease in credit card related and other fees, and $0.6 million decrease in gain on loan sales. These decreases were partially offset by a $3.4 million increase in fees related to our Pathward program and $0.8 million increase in transaction fees, partnership referrals, and servicing fees.

Total non-interest income decreased by $7.2 million, or 18.4%, from $38.9 million for the six months ended June 30, 2024 to $31.7 million for the six months ended June 30, 2025. This decrease is primarily due to a $4.7 million decrease related to interest earned on our Set & Set product, including the recognition of $2.3 million of non-recurring interest during the six months ended June 30, 2024, a $2.1 million decrease in credit card related and other fees, a $2.1 million decrease in subscription revenue related to our Set & Save product, and a $0.6 million decrease in gain on loan sales. These decreases were partially offset by a $1.2 million increase in fees related to our Pathward program and $0.8 million increase in transaction and servicing fees.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Interest expense	$59,538	$54,244	$5,294	9.8%	$116,941	$108,709	$8,232	7.6%
Percentage of total revenue	25.4%	21.7%			24.9%	21.7%
Cost of Debt	8.6%	7.7%			8.4%	7.6%

Interest expense increased by $5.3 million, or 9.8%, from $54.2 million for the three months ended June 30, 2024 to $59.5 million for the three months ended June 30, 2025. The increase was driven by an 85 basis point increase in our Cost of Debt partially offset by a decrease to our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.82 billion for the three months ended June 30, 2024 to $2.78 billion for the three months ended June 30, 2025, a decrease of 1.3%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

Interest expense increased by $8.2 million, or 7.6%, from $108.7 million for the six months ended June 30, 2024 to $116.9 million for the six months ended June 30, 2025. The increase was driven by a 76 basis point increase in our Cost of Debt partially offset by a decline in our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.86 billion for the six months ended June 30, 2024 to $2.81 billion for the six months ended June 30, 2025, a decrease of 1.8%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$9,087	$(36,692)	$45,779	*	$21,456	$(7,754)	$29,210	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(3,371)	(1,910)	(1,461)	*	(11,256)	(29,033)	17,777	*
Fair value mark-to-market adjustment on derivatives	18	950	(932)	*	450	2,126	(1,676)	*
Total fair value mark-to-market adjustment	5,734	(37,652)	43,386	*	10,650	(34,661)	45,311	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(78,960)	(83,884)	4,924	*	(160,253)	(169,212)	8,959	*
Net settlements on derivative instruments	2,968	3,803	(835)	*	6,673	2,747	3,926	*
Fair value mark on other loans sold	—	(18,386)	18,386	*	—	(51,843)	51,843	*
Total net decrease in fair value	$(70,258)	$(136,119)	$65,861	*	$(142,930)	$(252,969)	$110,039	*
Percentage of total revenue:
Fair value mark-to-market adjustment	2.4%	(15.0)%			2.3%	(6.9)%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(33.7)%	(33.5)%			(34.1)%	(33.8)%
Total net increase (decrease) in fair value	(31.2)%	(48.5)%			(31.8)%	(40.7)%
Discount rate	7.03%	8.66%			7.03%	8.66%
Remaining cumulative charge-offs	11.96%	11.57%			11.96%	11.57%
Average life in years	1.08	1.02			1.08	1.02
* Not meaningful

Net decrease in fair value for the three months ended June 30, 2025 was $70.3 million. This amount represents $79.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value, a total fair value mark-to-market increase of $5.7 million, and $3.0 million increase related to the Pathward excess interest. The total fair value mark-to-market adjustment consists of a $9.1 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in the discount rate from 7.69% as of March 31, 2025 to 7.03%, partially offset by (b) an increase in remaining cumulative charge-offs from 11.83% as of March 31, 2025 to 11.96% as of June 30, 2025. The $3.4 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Net decrease in fair value for the three months ended June 30, 2024 was $136.1 million. This amount represents a total fair value mark-to-market decrease of $37.7 million, and $83.9 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $36.7 million mark-to-market loss on Loans Receivable at Fair Value due to (a) $36.2 million mark-to-market loss in the fair value of our credit cards receivable related to management's decision to sell the portfolio and (b) $0.5 million mark-to-market loss on loans receivable at fair value. The $0.5 million mark-to-market loss on loans receivable at fair value was driven by a 0.9% decrease in weighted average life of the portfolio offset by a 44 basis point decrease in the discount rate and a 4 basis point decrease in the remaining cumulative charge offs. The $1.9 million mark-to-market loss on asset-backed notes is due to tighter credit spreads. The total net decrease in fair value for the three months ended June 30, 2024 also includes a $18.4 million loss related to the fair value mark on the loans sold as part of the other loan sales for the three months ended June 30, 2024.

Net decrease in fair value for the six months ended June 30, 2025 was $142.9 million. This amount represents a total fair value mark-to-market increase of $10.7 million, and $160.3 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $21.5 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in discount rate from 7.92% as of December 31, 2024 to 7.03% as of June 30, 2025, partially offset by (b) an increase in remaining cumulative charge-offs from 11.68% as of December 31, 2024 to 11.96% as of June 30, 2025, and (c) a decrease in average life from 1.11 as of December 31, 2024 to 1.08 years as of June 30, 2025. The $11.3 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Net decrease in fair value for the six months ended June 30, 2024 was $253.0 million. This amount represents a total fair value mark-to-market decrease of $34.7 million, and $169.2 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $7.8 million mark-to-market loss on Loans Receivable at Fair Value due to (a) $36.2 million mark-to-market loss in the fair value of our credit cards receivable related to management's decision to sell the portfolio, and (b) $28.4 million mark-to-market adjustment on loans receivable at fair value. The $28.4 million mark-to-market on loans receivable at fair value was driven by (a) a decrease in discount rate from 10.10% as of December 31, 2023 to 8.66% as of June 30, 2024, (b) a decrease in remaining cumulative charge-offs from 11.80% as of December 31, 2023 to 11.57% as of June 30, 2024, and (c) an increase in average life from 1.006 as of December 31, 2023 to 1.015 years as of June 30, 2024. The $29.0 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net increase (decrease) in fair value for the six months ended June 30, 2024 includes $51.8 million in loss related to the fair value mark on loans sold as part of the other loan sales for the six months ended June 30, 2024.

Charge-offs, net of recoveries

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Total charge-offs, net of recoveries	$78,960	$83,884	$(4,924)	(5.9)%	$160,253	$169,212	$(8,959)	(5.3)%
Average Daily Principal Balance	$2,666,793	$2,745,667	$(78,874)	(2.9)%	$2,685,899	$2,798,654	$(112,755)	(4.0)%
Annualized Net Charge-Off Rate	11.9%	12.3%			12.0%	12.2%

Our Annualized Net Charge-Off Rate decreased to 11.9% and 12.0% for the three and six months ended June 30, 2025, respectively, from 12.3% and 12.2% for the three and six months ended June 30, 2024, respectively. The decrease is primarily driven by a $4.9 million and $9.0 million decrease in our Net Charge-Offs; partially offset by a decrease in our Average Daily Principal Balance of $78.9 million and $112.8 million for the three and six months ended June 30, 2025, respectively. The decline in Net Charge-offs is primarily due to improvement in credit performance driven by increased front book vintages in our portfolio mix for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Our front book vintages have lower charge-off rates compared to our back book. As of June 30, 2025, loans from our back-book represented only 2% of our owned receivables balance, and as a result, we expect the back book to become less impactful in 2025. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Technology and facilities	$36,649	$40,625	$(3,976)	(9.8)%	$73,086	$87,730	$(14,644)	(16.7)%
Percentage of total revenue	15.6%	16.2%			15.5%	17.5%

Technology and facilities expense decreased by $4.0 million, or 9.8%, from $40.6 million for the three months ended June 30, 2024 to $36.6 million for the three months ended June 30, 2025. The decrease is primarily due to a $2.3 million decrease in depreciation, $1.2 million increased capitalization of internally developed software and other expenses, and $1.0 million decrease in outsourcing and professional fees.

Technology and facilities expense decreased by $14.6 million, or 16.7%, from $87.7 million for the six months ended June 30, 2024 to $73.1 million for the six months ended June 30, 2025. The decrease is primarily due to a $4.4 million decrease in depreciation, $3.0 million decrease in software and service costs, $2.8 million increased capitalization of internally developed software, $2.4 million decrease in outsourcing and professional fees, and $2.1 million decrease in office rent.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$18,077	$16,258	$1,819	11.2%	$37,959	$32,261	$5,698	17.7%
Percentage of total revenue	7.7%	6.5%			8.1%	6.4%
Customer Acquisition Cost (“CAC”)	$115	$122	$(7)	(5.7)%	$127	$139	$(12)	(8.6)%

Sales and marketing expenses to acquire our members increased by $1.8 million, or 11.2%, from $16.3 million for the three months ended June 30, 2024 to $18.1 million for the three months ended June 30, 2025. The increase is primarily attributable to $1.0 million increase in marketing costs, such as direct mail and pay-per lead and $0.4 million increase in services costs. As a result of our increase in number of loans originated during the three months ended June 30, 2025, our CAC decreased by 5.7% from $122 for the three months ended June 30, 2024 to $115 for the three months ended June 30, 2025.

Sales and marketing expenses to acquire our members increased by $5.7 million, or 17.7%, from $32.3 million for the six months ended June 30, 2024 to $38.0 million for the six months ended June 30, 2025. The increase is primarily attributable to a $4.6 million increase in marketing costs and a $0.8 million increase in service costs. As a result of our increase in number of loans originated during the six months ended June 30, 2025, our CAC decreased by 8.6% from $139 for the six months ended June 30, 2024, to $127 for the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Personnel	$20,247	$21,908	$(1,661)	(7.6)%	$41,212	$46,424	$(5,212)	(11.2)%
Percentage of total revenue	8.6%	8.7%			8.8%	9.3%

Personnel expense decreased by $1.7 million, or 7.6%, from $21.9 million for the three months ended June 30, 2024 to $20.2 million for the three months ended June 30, 2025, primarily driven by our workforce optimization efforts which occurred in 2024.

Personnel expense decreased by $5.2 million, or 11.2%, from $46.4 million for the six months ended June 30, 2024 to $41.2 million for the six months ended June 30, 2025, primarily driven by our workforce optimization efforts in 2024.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. The costs related to our third-party contact centers that were located in Colombia and the Philippines are included in outsourcing and professional fees for the three months ended June 30, 2024. These third-party contact centers previously provided business support, including application processing, verification, customer service and collections. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes at fair value.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Outsourcing and professional fees	$9,701	$8,375	$1,326	15.8%	$17,713	$18,616	$(903)	(4.9)%
Percentage of total revenue	4.1%	3.3%			3.8%	3.7%

Outsourcing and professional fees increased by $1.3 million, or 15.8%, from $8.4 million for the three months ended June 30, 2024 to $9.7 million for the three months ended June 30, 2025. The increase is primarily attributable to $1.1 million increase in debt recovery and court filing fees, $0.7 million increase in credit reports, and $0.6 million increase in debt financing fees. These were partially offset by a $0.9 million decrease in professional services and legal fees.

Outsourcing and professional fees decreased by $0.9 million, or 4.9%, from $18.6 million for the six months ended June 30, 2024 to $17.7 million for the six months ended June 30, 2025. The decrease is primarily attributable to a $2.4 million decrease in professional services and legal fees and $0.9 million decrease in outsourcing services. These were partially offset by $2.1 million increase in debt recovery and court filing fees.

General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses related to workforce optimization and streamlining operations, acquisition related expenses, and shareholder activism.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
General, administrative and other	$9,769	$22,016	$(12,247)	(55.6)%	$17,143	$33,793	$(16,650)	(49.3)%
Percentage of total revenue	4.2%	8.8%			3.6%	6.7%

General, administrative and other expense decreased by $12.2 million, or 55.6%, from $22.0 million for the three months ended June 30, 2024 to $9.8 million for the three months ended June 30, 2025, primarily due to $6.4 million decrease related to the prior year impairment of the San Carlos office right-of-use asset and disposal of related fixed assets, $2.8 million decrease primarily related to the November 14, 2024 termination of Oportun RF, $2.7 million decrease related to prior year debt modification and amendment fees, $2.0 million decrease of workforce optimization costs, and $1.0 million decrease due to gains on foreign currency exchange. These were partially offset by $1.8 million increase related to shareholder activism and $0.5 million increase in fraud loans and franchise tax.

General, administrative and other expense decreased by $16.7 million, or 49.3%, from $33.8 million for the six months ended June 30, 2024 to $17.1 million for the six months ended June 30, 2025, primarily due to $6.8 million decrease related to the prior year impairment of the San Carlos and San Francisco office right-of-use asset and disposal of related fixed assets, $5.8 million decrease primarily related to the November 14, 2024 termination of Oportun RF, $4.0 million decrease related to prior year debt modification and amendment fees, and $2.2 million decrease of workforce optimization costs. These were partially offset by $1.4 million increase related to shareholder activism, $0.9 million increase in postage and printing, and $0.9 million increase due to the write-off of uncollectible receivables.

In connection with a previously announced cost reduction plan, the Company implemented a series of expense management actions during 2024, including a reduction of approximately 12% of corporate staff (excluding retail and contact center agents) and the closure of 39 retail locations. For the three and six months ended June 30, 2024, the Company recorded non-recurring, pre-tax charges of $2.0 million related to corporate workforce reductions and $0.2 million and $0.9 million, respectively, related to retail closures, primarily consisting of severance, benefits, and other associated costs. Charges incurred during the corresponding periods in 2025 were insignificant.
Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended June 30, 2025 and 2024, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Income tax expense (benefit)	$3,231	$(18,124)	$21,355	(117.8)%	$6,623	$(22,160)	$28,783	129.9%
Percentage of total revenue	1.4%	(7.2)%			1.4%	(4.4)%
Effective tax rate	32.0%	36.9%			28.5%	27.8%

Income tax expense increased by $21.4 million or 118%, from $18.1 million for the three months ended June 30, 2024 to $3.2 million expense for the three months ended June 30, 2025, primarily as a result of having a higher pre-tax income for the three months ended June 30, 2025.

Income tax expense increased by $28.8 million or 130%, from $22.2 million benefit for the six months ended June 30, 2024 to $6.6 million expense for the six months ended June 30, 2025, primarily as a result of having a higher pre-tax income for the six months ended June 30, 2025.

As of June 30, 2025, we have $78.0 million of U.S. net deferred tax assets, of which $68.4 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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
•We exclude the impact of certain non-recurring charges because we do not believe that these items reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, debt amendment and warrant amortization costs related to our corporate financing facilities.
•We also exclude fair value mark-to-market adjustments on the loans receivable portfolio and asset-backed notes carried at fair value because these adjustments do not impact cash.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$9,087	$(36,692)	$21,456	$(7,754)
Fair value mark-to-market adjustment on asset-backed notes	(3,371)	(1,910)	(11,256)	(29,033)
Fair value mark-to-market adjustment on derivatives	18	950	$450	$2,126
Total fair value mark-to-market adjustment	$5,734	$(37,652)	$10,650	$(34,661)
(1) The fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA (in thousands)	2025	2024	2025	2024
Net income (loss)	$6,877	$(31,025)	$16,644	$(57,464)
Adjustments:
Income tax expense (benefit)	3,231	(18,124)	6,623	(22,160)
Interest on corporate financing	9,437	13,229	19,166	27,123
Depreciation and amortization	10,715	13,005	21,783	26,203
Stock-based compensation expense	2,708	3,004	5,539	6,986
Other non-recurring charges (1)	3,956	12,480	5,618	16,811
Fair value mark-to-market adjustment	(5,734)	37,652	(10,650)	34,661
Adjusted EBITDA	$31,190	$30,221	$64,723	$32,160
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

•We believe it is useful to exclude the impact of certain non-recurring charges because we do not believe that these items reflect our ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, debt amendment and warrant amortization costs related to our corporate financing facilities.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value to align with the 2023 accounting policy decision to account for new debt financings at amortized cost.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income (in thousands)	2025	2024	2025	2024
Net income (loss)	$6,877	$(31,025)	$16,644	$(57,464)
Adjustments:
Income tax expense (benefit)	3,231	(18,124)	6,623	(22,160)
Stock-based compensation expense	2,708	3,004	5,539	6,986
Other non-recurring charges (1)	3,956	12,480	5,618	16,811
Net decrease in fair value of credit cards receivable	—	36,177	—	36,177
Mark-to-market adjustment on asset-backed notes	3,371	1,910	11,256	29,033
Adjusted income (loss) before taxes	20,143	4,422	45,680	9,383
Normalized income tax expense	5,439	1,194	12,334	2,533
Adjusted Net Income	$14,704	$3,228	$33,346	$6,850
Income tax rate (2)	27.0%	27.0%	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rate for the three and six months ended June 30, 2025 and 2024 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and six months ended June 30, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Diluted earnings (loss) per share	$0.14	$(0.78)	$0.35	$(1.46)
Adjusted EPS
Adjusted Net Income	$14,704	$3,228	$33,346	$6,850

Basic weighted-average common shares outstanding	46,571,524	39,816,996	46,037,084	39,358,936
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	1,321,648	469,445	1,431,371	458,515
Diluted adjusted weighted-average common shares outstanding	47,893,172	40,286,441	47,468,455	39,817,451
Adjusted Earnings Per Share	$0.31	$0.08	$0.70	$0.17

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and six months ended June 30, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Return on Equity	7.4%	(33.9)%	9.2%	(30.5)%
Adjusted Return on Equity
Adjusted Net Income	$14,704	$3,228	$33,346	$6,850
Average stockholders' equity	$371,044	$368,044	$364,899	$379,260
Adjusted Return on Equity	15.9%	3.5%	18.4%	3.6%

Adjusted Operating Expense and Adjusted Operating Expense Ratio

We define Adjusted Operating Expense as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, and debt amendment costs related to our Corporate Financing facility. We define Adjusted Operating Expense Ratio as Adjusted Operating Expense divided by Average Daily Principal Balance. We believe Adjusted Operating Expense is an important measure because it allows management, investors and our Board to evaluate and compare its operating costs from period to period, excluding the impact of non-cash, stock-based compensation expense and certain non-recurring charges. We believe Adjusted Operating Expense Ratio is an important measure because they allow management, investors and our Board to evaluate how efficiently we are managing costs relative to revenue and Average Daily Principal Balance.

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three and six months ended June 30, 2025 and 2024:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating Expense Ratio	14.2%	16.0%	14.0%	15.7%
Adjusted Operating Expense Ratio
Total operating expense	94,443	109,182	187,113	218,824
Stock-based compensation expense	(2,708)	(3,004)	(5,539)	(6,986)
Other non-recurring charges (1)	(3,181)	(12,083)	(4,106)	(16,021)
Total adjusted operating expenses	$88,554	$94,095	$177,468	$195,817

Average Daily Principal Balance	$2,666,793	$2,745,667	$2,685,899	$2,798,654

Adjusted Operating Expense Ratio	13.3%	13.8%	13.3%	14.1%
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

The following table summarizes our total liquidity reserves:

	June 30, 2025
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$96,816	N/A	$96,816
Restricted cash	131,406	N/A	131,406
Secured financing	953,630	335,336	618,294
Whole loan forward flow agreements	50,000	30,591	19,409
Total liquidity	$1,231,852	$365,927	$865,925

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash, cash equivalents and restricted cash	$228,222	$236,636
Cash provided by (used in)
Operating activities	205,505	193,609
Investing activities	(107,862)	(26,978)
Financing activities	(84,046)	(136,011)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $205.5 million and $193.6 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $11.9 million increase in our net cash provided by operating activities is primarily driven by a $74.1 million increase in our Net Income, $37.6 million increase in other, net, $24.9 million increase in our Changes in operating assets and liabilities, and $23.0 million increase in our sale of loans. These were partially offset by a $110.0 million decline in our fair value adjustment, net, $21.6 million decrease in our originations of loans sold and held for sale, $10.8 million decrease in our origination fees for loans receivable at fair value, net, and $5.8 million decrease in our depreciation and amortization and stock-based compensation expense.

Investing Activities

Our net cash used in investing activities was $107.9 million and $27.0 million for the six months ended June 30, 2025 and 2024, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to $93.2 million higher originations and purchases of loans held for investment, $3.7 million increase in capitalization of system development costs, and $2.2 million increase in proceeds from loan sales originated as held for investment. These were partially offset by an $18.2 million decrease in repayments of loan principal and for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Financing Activities

Our net cash used in financing activities was $84.0 million and $136.0 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, net cash used in financing activities was primarily driven by amortization payments on our Series 2021-B, 2021-C, 2022-A, 2022-2, and 2022-3 Asset-backed notes at fair value; Series 2024-1 and 2024-2 Asset-backed borrowings at amortized cost, our other asset-backed borrowings, and repayments of borrowings on our PLW Facility, PLW II Facility, PLW III Facility, and Corporate Financing, partially offset by borrowings under our Asset-backed borrowings at amortized cost. For the six months ended June 30, 2024, net cash used in financing activities was primarily driven by amortization payments on our asset-backed notes and asset-backed borrowings and repayments of our Secured Financing and Acquisition and Corporate Financing facilities. These were partially offset by issuances of Asset-backed borrowings at amortized cost.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of June 30, 2025, we had $1.9 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of June 30, 2025, we were in compliance with all covenants and requirements of all our asset-backed notes.
Secured Financings

As of June 30, 2025, we had Secured Financings with warehouse lines of $953.6 million in the aggregate with undrawn capacity of $618.3 million. On March 8, 2023, the Credit Card Warehouse facility was amended, reducing its commitment from $150.0 million to $120.0 million. On December 22, 2023, the Credit Card Warehouse facility was further amended, reducing its commitment from $120.0 million to $100.0 million, thereby reducing the combined commitment to $700.0 million. On January 31, 2024, we further amended the Credit Card Warehouse facility to adjust our payment rate, advance rate, and other loan sales. Additionally, our commitment amount reduced from $100.0 million to $80.0 million. On September 24, 2024, we further amended the Credit Card Warehouse facility and reduced the commitment amount from $80.0 million to $60.0 million. On November 10, 2024, the Credit Card Warehouse facility was terminated. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

On April 2, 2025, in connection with the closing of the PLW III Facility, Oportun PLW III Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW III Facility has a two-year revolving period and a borrowing capacity of $187.5 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread up to 3.34%. The advance rate for the PLW III Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

Asset-Backed Borrowings at Amortized Cost

On June 5, 2025, we issued $439.3 million of Series 2025-B asset backed notes secured by a pool of unsecured and secured personal installment loans (the "2025-B Securitization"). The 2025-B Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.67% per annum and weighted average coupon of 5.57% per annum.

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

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we had a commitment to sell up to $400.0 million of our personal loan originations over twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. No loans were transferred during the six months ended June 30, 2025. We had previously fulfilled our commitment to sell loans under the agreement.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. On April 26, 2024, we amended the agreement to extend the term through October 2024 and committed to sell $150.0 million of personal loan originations. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. No loans were transferred during the three months ended June 30, 2025. We had previously fulfilled our commitment to sell loans under the agreement.

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

As of June 30, 2025, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financings and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans, including non-performing loans originated as held for investment. For the six months ended June 30, 2025, we did not sell any such loans. For further information, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The originations of loans sold and held for sale during the six months ended June 30, 2025 were $72.2 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based on our evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of June 30, 2025, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 3 states in the United States. In the three months ended June 30, 2025 and 2024, Pathward originated approximately 97% and 98% of aggregate personal loan originations, respectively.

Our previous Pathward program agreement had an initial term of five years, which was scheduled to expire in August 2025. The agreement would have automatically renewed for an additional two years following the initial five-year term, unless either party provided notice. In February 2025, we notified Pathward of our desire to continue the relationship pursuant to certain revised terms and in August 2025, we entered into an amended and restated program agreement with Pathward, which replaced the prior agreement in its entirety and governs the ongoing terms of our relationship. The amended and restated program agreement has an initial term of four years and will automatically renew for successive two-year periods following the initial four-year term, unless either party provides notice of its intent to not renew.

Under the current arrangement, Pathward retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities, or retain on our balance sheet. The amended and restated program agreement includes a post-closing provision requiring the parties to negotiate in good faith to determine whether Pathward will continue retaining loans they originate and to agree on the handling, transition, or disposition of Pathward's existing retained loan portfolio. If the parties do not reach agreement within six months following the effective date of the amended and restated program agreement, Pathward will cease retaining new loans under the program as of that date. There can be no assurance that the parties will reach agreement on a long-

term retention structure or that the transition of Pathward’s retention rights, if required, will not result in adverse operational, financial, or business-related impacts. In addition, even during the term of our arrangement and for specified circumstances, Pathward could reduce the volume of loans that it chooses to originate and/or retain on its balance sheet.

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of June 30, 2025 and 2024, members with repeat loans comprised 77% and 82%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 86% of our total assets and our asset-backed notes represented 79% of our total liabilities as of June 30, 2025. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

We are, and intend in the future to continue, developing our financial products and services. As a result, we may invest resources in developing new tools, features, services, products and other offerings. New initiatives are inherently risky, as each involves unproven business strategies and new financial products and services with which we have limited or no prior development or operating experience.

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

As of June 30, 2025, 37.1%, 25.9%, 10.8%, 5.8% and 4.1% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

As of June 30, 2025, we had 1,494 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 204 employees as of June 30, 2025. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. It is unclear whether or the extent to which the CFPB's position will change under the Trump administration and the extent to which the government’s focus on enforcement of federal consumer protection laws will change. It is possible that the CFPB could promulgate rules and bring enforcement actions that materially impact our business.

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

In addition, actions by regulatory bodies, including the CFPB, could result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. Regulatory bodies could also implement rules that restrict our effectiveness in servicing our financial products and services. Future regulatory actions against us or our competitors that discourage the use of our or their services or restrict our business activities could result in reputational harm and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance, or if the CFPB (or other regulators) interpret existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. It is also possible that regulators could promulgate rules and bring enforcement actions that materially impact our business and the business of our lending partners.

The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.*

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act, are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (the “CCPA”), as augmented and otherwise amended by the California Privacy Rights Act of 2020, imposes significant requirements on businesses processing consumer personal information – principally around enabling and honoring consumer choices related to such processing. Violations of the CCPA can result in civil penalties assessed by the Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act. In some cases, these laws also contain broader exemptions for entities such as Oportun that are subject to the Gramm-Leach-Bliley Act. These exemptions may not exempt Oportun completely from these laws, however, and such exemptions’ scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for things like accountability and oversight, performing risk assessments, encryption, and enabling multi-factor authentication to protect all forms of customer information. Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. On July 29, 2025, the Eastern District of Kentucky issued an Order granting the stay of litigation requested by the CFPB while it works to promulgate a new rule implementing Section 1033 of Dodd-Frank. At this time the substance of the new rule is unknown and it is possible it could adversely affect our business. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which companies such as Oportun must adhere.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 17,000,777 shares for issuance under our 2019 Equity Incentive Plan with 10,279,649 shares, net of vested and exercised shares, remaining available for issuance, 2,632,406 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 712,118 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2025, warrants to purchase 2,682,788 shares of our Common Stock issued in connection with our Corporate Financing, remain outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

The enactment of tax reform legislation and differences in interpretation of tax laws and regulations could adversely impact our financial position and results of operations.*

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. federal, state and local and non-U.S. tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), could increase our liability and adversely affect our after-tax profitability. We are currently evaluating the full impact of the OBBB Act on us. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax (“Pillar Two”). Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar Two and any retaliatory taxes or actions may have on our business, operating results and financial condition. Additionally, U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $172.3 million, of which $17.7 million expires beginning in 2033 and $154.6 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $186.5 million which are set to begin expiring in 2030. As of December 31, 2024, the Company had federal and California research and development tax credit carryforwards of $21.9 million and $10.4 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2041, and the California research and development tax credit carryforwards are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Other limitations may also apply under state law. For example, in June 2024, California enacted legislation that limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards and tax credits, even if we attain profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credit carryforwards, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Asset-backed floating rate variable funding note and asset-backed residual certificate secured by certain residual cash flows of the Company's securitizations. The Acquisition Financing was used to fund the cash consideration for the Digit acquisition and was terminated on November 14, 2024.

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

Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Credit Card Warehouse (or "CCW")	Revolving credit card warehouse debt facility, collateralized by credit card accounts. Included as "Secured Financing" on the Consolidated Balance Sheets. The CCW was terminated on November 10, 2024.
Customer Acquisition Cost (or "CAC")	Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated and new credit cards activated to new and returning borrowers during a period
GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance, excluding Corporate Financing, divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products and credit card receivable balances
Managed Principal Balance at End of Period	Total amount of outstanding principal balance for all loans and credit card receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service
Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Expense Ratio	Total operating expenses divided by Average Daily Principal Balance
Oportun RF
Asset-backed residual certificate secured by certain residual cash flows of the Company's securitizations. The financing was used to partially fund the cash consideration for the Digit acquisition. The financing was terminated on November 14, 2024.

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
Secured Financing
Asset-backed revolving debt facilities, including (1) the PLW facilities that are collateralized by unsecured personal loans and secured personal loans and (2) the CCW facility that was collateralized by credit card accounts until it was terminated on November 10, 2024.

Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.2
10.1^*	Loan and Security Agreement by and between Oportun PLW III Trust, Oportun PLW III Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of April 2, 2025.	10-Q	001-39050	10.2	5/09/2025
10.2*	Letter Agreement, dated July 14, 2025, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	7/14/2025
10.3	Form of Performance-Based Restricted Stock Unit Award Agreement.					x
10.4*^
Master Amendment to the Loan and Security Agreement by and among Oportun PLW Trust, Oportun PLW Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of June 2, 2025.
						x
10.5*^
Master Amendment to the Loan and Security Agreement by and between Oportun PLW II Trust, Oportun PLW II Depositor, LLC, Oportun, Inc., the Lenders thereto, and Wilmington Trust, National Association, dated as of June 2, 2025.
						x
10.6*	Indenture between Oportun Issuance Trust 2025-B and Wilmington Trust, National Association, dated as of June 5, 2025.					x
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Principal Accounting Officer and SVP, Finance - Controller of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	August 7, 2025	By:	/s/ Joseph Schueller
Joseph Schueller
Senior Vice President, Finance – Controller
(Principal Financial Officer, Principal Accounting Officer and duly authorized signatory of the Registrant)