Form 10-Q
period 2025-09-30
Oportun Financial Corp
filed 2025-11-05
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of October 29, 2025 was 44,129,020.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$104,611	$59,968
Restricted cash	119,345	154,657
Loans receivable at fair value	2,759,661	2,778,523
Capitalized software and other intangibles, net	74,832	86,588
Right of use assets - operating	9,621	9,775
Other assets	118,109	137,592
Total assets	$3,186,179	$3,227,103

Liabilities and stockholders' equity
Liabilities
Secured financing	$161,947	$535,469
Asset-backed notes at fair value	352,799	1,080,690
Asset-backed borrowings at amortized cost	2,040,076	984,333
Corporate financing	175,695	203,751
Lease liabilities	13,285	18,200
Other liabilities	58,523	50,851
Total liabilities	2,802,325	2,873,294
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024; 44,363,968 shares issued and 44,091,945 shares outstanding at September 30, 2025; 36,383,879 shares issued and 36,111,856 shares outstanding at December 31, 2024	8	7
Common stock, additional paid-in capital	620,844	612,642
Accumulated deficit	(230,689)	(252,531)
Treasury stock at cost, 272,023 shares at September 30, 2025 and December 31, 2024	(6,309)	(6,309)
Total stockholders’ equity	383,854	353,809
Total liabilities and stockholders' equity	$3,186,179	$3,227,103
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Interest income	$222,340	$230,044	$660,842	$692,007
Non-interest income	16,348	19,907	48,096	58,822
Total revenue	238,688	249,951	708,938	750,829
Less:
Interest expense	56,620	55,749	173,561	164,458
Net decrease in fair value	(77,018)	(131,585)	(219,947)	(384,554)
Net revenue	105,050	62,617	315,430	201,817

Operating expenses:
Technology and facilities	35,380	40,561	108,466	128,291
Sales and marketing	16,502	17,403	54,461	49,664
Personnel	19,015	21,038	60,227	67,462
Outsourcing and professional fees	9,405	10,088	27,118	28,704
General, administrative and other	10,504	12,991	27,647	46,784
Total operating expenses	90,806	102,081	277,919	320,905

Income (loss) before taxes	14,244	(39,464)	37,511	(119,088)
Income tax expense (benefit)	9,046	(9,508)	15,669	(31,668)
Net income (loss)	$5,198	$(29,956)	$21,842	$(87,420)

Net income (loss) attributable to common stockholders	$5,198	$(29,956)	$21,842	$(87,420)

Share data:
Earnings (loss) per share:
Basic	$0.11	$(0.75)	$0.47	$(2.21)
Diluted	$0.11	$(0.75)	$0.46	$(2.21)
Weighted average common shares outstanding:
Basic	46,711,134	39,964,322	46,264,236	39,562,204
Diluted	48,310,110	39,964,322	47,751,476	39,562,204
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2025
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2025	9,046,459	$33,825	36,111,856	$7	$578,817	$(252,531)	$(6,309)	$353,809
Stock-based compensation expense	—	—	—	—	3,034	—	—	3,034
Vesting of restricted stock units, net of shares withheld	—	—	1,389,309	—	(511)	—	—	(511)
Net income	—	—	—	—	—	9,767	—	9,767
Balance – March 31, 2025	9,046,459	$33,825	37,501,165	$7	$581,340	$(242,764)	$(6,309)	$366,099

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	8,104	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	2,904	—	—	2,904
Vesting of restricted stock units, net of shares withheld	—	—	136,459	—	—	—	—	—
Issuance of common stock upon exercise of warrants	(6,363,671)	(22,675)	6,363,671	1	22,737	—	—	63
Net income	—	—	—	—	—	6,877	—	6,877
Balance – June 30, 2025	2,682,788	$11,150	44,009,399	$8	$607,027	$(235,887)	$(6,309)	$375,989

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	1,014	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	2,664	—	—	2,664
Vesting of restricted stock units, net of shares withheld	—	—	81,532	—	(4)	—	—	(4)
Net income	—	—	—	—	—	5,198	—	5,198
Balance – September 30, 2025	2,682,788	$11,150	44,091,945	$8	$609,694	$(230,689)	$(6,309)	$383,854

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

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$21,842	$(87,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,943	39,677
Fair value adjustment, net	219,947	384,554
Origination fees for loans receivable at fair value, net	(29,317)	(12,610)
Gain on loan sales	(4,447)	(4,266)
Stock-based compensation expense	8,027	10,141
Other, net	40,771	(19,980)
Originations of loans sold and held for sale	(110,333)	(82,984)
Proceeds from sale of loans	116,320	87,297
Changes in operating assets and liabilities	9,793	(12,332)
Net cash provided by operating activities	304,546	302,077
Cash flows from investing activities
Originations and purchases of loans held for investment	(1,195,252)	(1,104,309)
Proceeds from loan sales originated as held for investment	—	2,840
Repayments of loan principal	1,033,404	977,891
Capitalization of system development costs	(18,128)	(13,129)
Other, net	(516)	(555)
Net cash used in investing activities	(180,492)	(137,262)
Cash flows from financing activities
Borrowings under secured financing	801,049	278,266
Repayments of secured financing	(1,174,446)	(440,494)
Repayments of asset-backed notes at fair value	(743,711)	(456,923)
Borrowings under asset-backed borrowings at amortized cost	1,393,006	767,313
Repayments of asset-backed borrowings at amortized cost	(355,256)	(231,580)
Repayments of acquisition and corporate financing	(33,759)	(51,442)
Payments of deferred financing costs	(1,207)	(7,162)
Net payments related to stock-based activities	(399)	(272)
Net cash used in financing activities	(114,723)	(142,294)
Net increase in cash and cash equivalents and restricted cash	9,331	22,521
Cash and cash equivalents and restricted cash, beginning of period	214,625	206,016
Cash and cash equivalents and restricted cash, end of period	$223,956	$228,537

Supplemental disclosure of cash flow information
Cash and cash equivalents	$104,611	$71,838
Restricted cash	119,345	156,699
Total cash and cash equivalents and restricted cash	$223,956	$228,537

Cash paid for income taxes, net of refunds	$1,781	$556
Cash paid for interest	$147,602	$160,492
Cash paid for amounts included in the measurement of operating lease liabilities	$8,400	$9,601
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$2,836	$(5,589)
Non-cash investments in capitalized assets	$575	$1,108
Non-cash financing activities	$46,910	$29,144
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun" or the "Company") is a mission driven financial services company that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help improve their financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a suite of products, offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Carlos, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution since 2009.

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

Internally Developed Software - In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU eliminates the prior “project stage” model and clarifies that capitalization begins when management authorizes and commits funding for a project and completion is probable; it also relocates website-development guidance into Subtopic 350-40 and requires entities to apply the PP&E disclosure requirements in ASC 360-10 to capitalized internal-use software. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods; early adoption is permitted. Entities may adopt prospectively, retrospectively, or under a modified transition approach. The Company is evaluating the effect of this guidance on its accounting for and disclosures of internal-use software.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss)	$5,198	$(29,956)	$21,842	$(87,420)
Net income (loss) attributable to common stockholders	$5,198	$(29,956)	$21,842	$(87,420)

Basic weighted-average common shares outstanding(1)	46,711,134	39,964,322	46,264,236	39,562,204
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	1,598,976	—	1,487,240	—
Diluted weighted-average common shares outstanding	48,310,110	39,964,322	47,751,476	39,562,204

Earnings per share:
Basic	$0.11	$(0.75)	$0.47	$(2.21)
Diluted	$0.11	$(0.75)	$0.46	$(2.21)
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

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,547,216	2,014,626	1,694,614	2,301,996
Restricted stock units	1,434,238	4,904,183	1,310,422	4,196,294
Total anti-dilutive common share equivalents	2,981,454	6,918,809	3,005,036	6,498,290

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2025	2024
Consolidated VIE assets
Restricted cash	$101,062	$136,572
Loans receivable at fair value	2,457,358	2,242,568
Total VIE assets	2,558,420	2,379,140
Consolidated VIE liabilities
Secured financing (1)	165,807	539,204
Asset-backed notes at fair value	352,799	1,080,690
Asset-backed borrowings at amortized cost	1,735,364	476,557
Total VIE liabilities	$2,253,970	$2,096,451
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which we agree to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the three months ended September 30, 2025 was $38.1 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.9 million. The originations of loans sold and held for sale during the three months ended September 30, 2024 was $32.3 million and the Company recorded a gain on sale of $0.7 million and servicing revenue of $1.6 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2025 was $110.3 million and the Company recorded a gain on sale of $4.4 million and servicing revenue of $5.4 million. The originations of loans sold and held for sale during the nine months ended September 30, 2024 was $83.0 million and the Company recorded a gain on sale of $4.3 million and servicing revenue of $4.8 million.

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

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Capitalized software, net:
System development costs	$192,134	$173,444
Acquired developed technology	48,500	48,500
Less: Accumulated amortization	(182,045)	(155,286)
Total capitalized software, net	$58,589	$66,658

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended September 30, 2025 and 2024 was $8.5 million and $10.8 million, respectively. System development costs capitalized in the three months ended September 30, 2025 and 2024 were $6.3 million and $5.0 million, respectively.

Amortization of system development costs and acquired developed technology for the nine months ended September 30, 2025 and 2024 was $26.8 million and $31.1 million, respectively. System development costs capitalized in the nine months ended September 30, 2025 and 2024 were $18.7 million and $14.2 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Less: Accumulated amortization	(26,883)	(23,196)
Total intangible assets, net	$16,243	$19,930

Amortization of intangible assets for the three months ended September 30, 2025 and 2024 was $1.2 million and $1.9 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2025 and 2024 was $3.7 million and $5.8 million, respectively.

Expected future amortization expense for intangible assets as of September 30, 2025 is as follows:

(in thousands)	Fiscal Years
2025 (remaining three months)	$1,242
2026	4,929
2027	4,929
2028	4,780
2029	—
2030	—
Thereafter	—
Total (1)	$15,880
(1) Excludes indefinite lived intangible assets.

7.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Fixed assets
Total fixed assets	$41,054	$40,607
Less: Accumulated depreciation	(39,077)	(37,632)
Total fixed assets, net	$1,977	$2,975

Other Assets
Prepaid expenses	$10,011	$11,623
Deferred tax assets, net	69,469	82,435
Current tax assets	3,564	3,736
Receivable from banking partner	4,829	4,656
Derivative asset	11,314	13,771
Other	16,945	18,396
Total other assets	$118,109	$137,592

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended September 30, 2025 and 2024 was $0.4 million and $0.8 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $1.5 million, and $2.8 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				September 30, 2025	December 31, 2024
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun PLW Trust	$429,030	September 1, 2027	Term SOFR + 3.35%	$64,715	$265,654
Oportun PLW II Trust	337,100	August 1, 2028	Term SOFR + 3.07%	79,259	269,815
Oportun PLW III Trust	187,500	April 1, 2028	Term SOFR + 3.34%	17,973	—
Total secured financing	$953,630			$161,947	$535,469

Asset-backed Notes at Fair Value

The following table presents information regarding asset-backed notes at fair value:

	September 30, 2025
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	219,555	238,767	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	133,244	149,907	2.06%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$352,799	$388,674

	December 31, 2024
Variable Interest Entity	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period (4)
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$54,463	$62,323	11.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	40,453	46,578	10.82%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	261,939	280,234	5.65%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	427,872	460,500	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	295,963	320,306	2.06%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	—	—	—%	2 years
Total asset-backed notes recorded at fair value	$2,475,000	$2,540,569	$1,080,690	$1,169,941
(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of September 30, 2025. The weighted average interest rate for Series 2022-A will change over time as the notes pay sequentially (in class priority order).
(4)The revolving period for Series 2021-B ended on May 1, 2024 and Series 2022-A ended on June 1, 2024. These asset-backed notes have been amortizing since then. Series 2022-2 and Series 2022-3 were both amortizing deals with no revolving period.

On September 8, 2025, the Company redeemed series 2022-A asset-backed notes in the amount of $131.6 million. The asset-backed notes were carried at fair value and the fair value mark was recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the Net decrease in fair value.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	September 30, 2025
Asset-backed Borrowings at Amortized Cost	Initial note amount issued (1)	Initial collateral balance (2)	Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2025-C	$538,490	$552,692	$535,113	$567,888	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	436,607	456,807	5.57%	2 years
Oportun Issuance Trust 2025-A	425,107	439,775	421,857	445,743	6.15%	1 year
Oportun Issuance Trust 2024-2	223,250	236,119	105,925	126,235	7.87%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	39,357	46,097	10.80%	N/A
Oportun CL Trust 2023-A	197,390	210,530	196,505	220,083	10.05%	2 years
Other Asset Backed Borrowings (4)	N/A	N/A	304,712	286,022	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,022,987	$2,100,920	$2,040,076	$2,148,875

	December 31, 2024
Asset-backed Borrowings at Amortized Cost	Initial note amount issued (1)	Initial collateral balance (2)		Current note balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2024-2	$223,250	$236,119		$188,316	$213,802	6.99%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002		92,385	107,137	8.27%	N/A
Oportun CL Trust 2023-A	197,390	210,530		195,855	219,717	10.05%	2 years
Other Asset Backed Borrowings (4)	N/A	N/A		507,776	503,032	N/A	N/A
Total asset-backed borrowings at amortized cost:	$620,140	$657,652	$—	$984,333	$1,043,689

(1)Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at amortized cost for asset-backed notes recorded at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of September 30, 2025.
(4)Consists of forward flow whole loan sales that do not qualify as sales for accounting purposes.

On August 21, 2025, the Company announced the issuance of $538.5 million of series 2025-C asset-backed notes (the “Notes”) secured by a pool of its unsecured and secured personal installment loans (the “2025-C Securitization”). The 2025-C Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.29% per annum and a weighted average coupon of 5.23% per annum.

Corporate Financing

The following table presents information regarding the Company's Corporate Financings:

				September 30, 2025	December 31, 2024
Entity	Original Balance	Maturity Date	Interest Rate	Balance (1)	Balance (1)
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	175,695	203,751
Total Corporate Financing	$235,000			$175,695	$203,751
(1)Balances are measured at amortized cost. As of September 30, 2025 and December 31, 2024 the outstanding principal balance was $202.5 million, and $235.8 million, respectively.

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

The Term Loans bear interest at an amount equal to 15% per year, of which 2.5% may be payable in-kind at the Company’s election. The Term Loans are scheduled to mature four years from the date of the Term Loan Closing. Under the Credit Agreement, the Company was required to repay $12.5 million of the Term Loans on or prior to July 31, 2025 and an additional $27.5 million of the Term Loans on or prior to January 31, 2026. As of September 30, 2025, the Company has repaid the required $12.5 million, and $20.0 million of the required $27.5 million principal, reducing the amount of principal remaining to be repaid to $7.5 million. In addition, the Company has the flexibility to make additional prepayments of $10 million at any time, and an additional $10 million after the one-year anniversary of the Term Loan Closing, in each case not subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium.

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

As of September 30, 2025, and December 31, 2024, the Company was in compliance with all covenants and requirements of the Secured Financing, Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accounts payable	$5,842	$6,586
Accrued compensation	20,138	12,207
Accrued expenses	11,120	12,441
Accrued interest	12,697	11,030
Amount due to whole loan buyer	1,881	1,759
Current tax liabilities	3,582	3,136
Other	3,263	3,692
Total other liabilities	$58,523	$50,851

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2025 or December 31, 2024.

Common Stock - As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2025, 44,363,968 and 44,091,945 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2024, 36,383,879 and 36,111,856 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - Beginning on March 10, 2023, and pursuant to the Original Credit Agreement, on certain dates and in connection with certain tranches of loans issued under the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01. In May 2025, 6,363,671 warrants were exercised to purchase common stock. As of September 30, 2025 and December 31, 2024, the Company had outstanding and exercisable detachable warrants of 2,682,788 and 9,046,459, respectively.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Technology and facilities	$578	$714	$2,052	$2,642
Sales and marketing	35	38	110	91
Personnel	1,875	2,465	5,865	7,408
Total stock-based compensation (1)	$2,488	$3,217	$8,027	$10,141
(1) Amounts shown are net of $0.2 million and $0.6 million of capitalized stock-based compensation for the three and nine months ended September 30, 2025, respectively, and net of $0.2 million and $0.7 million of capitalized stock-based compensation for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, and December 31, 2024, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was $0.3 million and $0.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 0.7 years and 1.3 years, respectively. As of September 30, 2025 and December 31, 2024, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $16.8 million and $15.3 million, respectively, which will be recognized over a weighted average vesting period of approximately 1.8 years and 2.0 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $2.3 million and $2.8 million of income tax benefit in its Condensed Consolidated Statements of Operations (Unaudited) related to stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively. Additionally, the total income tax benefit recognized in the income statement for share-based compensation exercises was insignificant and $0.3 million for the three and nine months ended September 30, 2025, respectively. The total income tax expense recognized in the income statement for share-based compensation exercises was $0.4 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income
Interest on loans	$219,427	$226,199	$652,772	$680,124
Fees on loans	2,913	3,845	8,070	11,883
Total interest income	222,340	230,044	660,842	692,007

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Non-interest income
Servicing fees	$3,683	$3,440	$10,825	$10,312
Subscription revenue	4,929	6,346	14,815	18,302
Interest on member accounts	4,395	5,707	13,383	19,403
Gain on loan sales and other	3,341	4,414	9,073	10,805
Total non-interest income	$16,348	$19,907	$48,096	$58,822

13.	Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and nine months ended September 30, 2025, the Company recorded income tax expense of $9.0 million and $15.7 million, respectively, related to continuing operations, representing an effective tax rate of 63.5% and 41.8%, respectively. Income tax benefit for the three and nine months ended September 30, 2024 was $9.5 million and $31.7 million, representing an effective income tax rate of 24.1% and 26.6%, respectively.

Income tax expense increased by $18.6 million or 195.1%, from $9.5 million benefit for the three months ended September 30, 2024 to $9.0 million expense for the three months ended September 30, 2025, primarily as a result of having increased pretax income and recognizing return-to-provision adjustments for the research and development (R&D) tax credit for the three months ended September 30, 2025. Income tax expense increased by $47.3 million or 149.5%, from $31.7 million benefit for the nine months ended September 30, 2024 to $15.7 million expense for the nine months ended September 30, 2025, primarily as a result of having increased pretax income for the nine months ended September 30, 2025. The Company's effective tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the statutory tax rates primarily due to the impacts of the return-to-provision adjustments, R&D tax credit, and stock-based compensation.

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

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2025		December 31, 2024
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,670,052	$2,759,661	$2,716,992	$2,778,523
Liabilities
Asset-backed notes	$359,291	$352,799	$1,103,002	$1,080,690

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of September 30, 2025, consists of $2,525.5 million of unsecured personal loans receivable and $234.2 million of secured personal loans receivable.

	September 30, 2025			December 31, 2024
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	10.10%	51.86%	12.23%	8.92%	54.72%	11.68%
Remaining cumulative prepayments (1)	0.00%	38.28%	24.98%	0.00%	34.55%	24.70%
Average life (years)	0.27	1.67	1.07	0.29	1.74	1.11
Discount rate	6.25%	6.25%	6.25%	7.92%	7.92%	7.92%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the nine months ended September 30, 2025 and 2024. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company has derivative instruments in connection with its bank partnership program with Pathward, N.A. related to excess interest proceeds it expects to receive on loans retained by Pathward, N.A. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. The fair value of the derivative instrument as of September 30, 2025 and December 31, 2024, were $11.3 million and $13.8 million, respectively. The underlying cash flows as of September 30, 2025 and December 31, 2024, were $12.8 million and $16.9 million, respectively. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Condensed Consolidated Balance Sheets (Unaudited):

	September 30, 2025			December 31, 2024
	Low	High	Weighted Average	Low	High	Weighted Average
Remaining cumulative charge-offs	—%	40.46%	12.57%	—%	30.92%	10.43%
Remaining cumulative prepayments	2.55%	40.76%	20.24%	1.53%	42.63%	21.16%
Average life (years)	0.37	1.47	1.45	0.44	2.05	1.45
Discount rate	13.99%	13.99%	13.99%	17.29%	17.29%	17.29%

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance – beginning of period	$2,755,470	$2,714,410	$2,778,523	$2,962,352
Principal disbursements	691,840	687,386	2,010,193	1,949,588
Principal and interest payments from members	(594,677)	(553,428)	(1,758,597)	(1,741,425)
Other loan sales	—	(14,164)	—	(68,255)
Gross charge-offs	(99,594)	(98,459)	(298,536)	(303,041)
Credit card receivables reclassified as held for sale	—	—	—	(55,720)
Net increase (decrease) in fair value	6,622	(7,230)	28,078	(14,984)
Balance – end of period	$2,759,661	$2,728,515	$2,759,661	$2,728,515

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$104,611	$104,611	$104,611	$—	$—
Restricted cash	119,345	119,345	119,345	—	—
Liabilities
Accounts payable	5,842	5,842	5,842	—	—
Secured financing (Note 8)	165,807	165,807	—	165,807	—
Asset-backed borrowings at amortized cost (Note 8)	2,032,154	2,042,404	—	1,756,383	286,021
Corporate financing (Note 8)	202,500	203,563	—	203,563	—

	December 31, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$59,968	$59,968	$59,968	$—	$—
Restricted cash	154,657	154,657	154,657	—	—
Liabilities
Accounts payable	6,586	6,586	6,586	—	—
Secured financing (Note 8)	539,204	537,646	—	537,646	—
Asset-backed borrowings at amortized cost (Note 8)	982,582	984,687	—	481,655	503,032
Corporate financing (Note 8)	235,768	236,105	—	236,105	—

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
There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2025 and 2024. As of the year ended December 31, 2024, the Oportun CL Trust 2023-A asset-backed note transferred from Level 3 to Level 2.

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

As of September 30, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025 (remaining three months)	$2,965
2026	6,500
2027	3,328
2028	1,713
2029	769
2030	309
Thereafter	—
Total lease payments	15,584
Imputed interest	(1,452)
Total leases	$14,132

Sublease income
2025 (remaining three months)	$(149)
2026	(604)
2027	(153)
2028	—
2029 and thereafter	—
Total lease payments	(906)
Imputed interest	59
Total sublease income	$(847)

Net lease liabilities	$13,285
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.55%

As of December 31, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025	11,561
2026	5,663
2027	2,433
2028	1,007
2029	415
Thereafter	134
Total lease payments	21,213
Imputed interest	(1,797)
Total leases	$19,416

Sublease income
2025	(586)
2026	(604)
2027	(153)
2028	—
2029	—
Total lease payments	(1,343)
Imputed interest	127
Total sublease income	$(1,216)

Net lease liabilities	$18,200
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.16%

Rental expenses under operating leases for the three and nine months ended September 30, 2025, were $2.4 million, and $7.4 million, respectively, and for the three and nine months ended September 30, 2024, were $2.6 million, and $9.8 million, respectively.
Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2028. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $10.7 million for the remainder of 2025, $21.0 million in 2026, $4.9 million in 2027, $0.6 million in 2028 with no obligations beyond 2028.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, N.A. in August 11, 2020, which was subsequently amended and restated effective August 11, 2025. Under the program, the Company is obligated to purchase an increasing percentage of loans originated by Pathward, N.A. based on thresholds specified in the agreements. On September 26, 2025, the parties entered into an amendment to the program that simplified the partnership by providing that Pathward N.A. will cease retaining Company loans by the end of February 2026. Lending under the partnership was launched in August 2021 and as of September 30, 2025, the Company has a commitment to purchase an additional $41.0 million of program loans based on originations through September 30, 2025.

Effective October 1, 2025, the Company will begin purchasing from Pathward 100% of all newly originated loans. The amendment also required the Company to acquire Pathward’s existing retained loan portfolio, with an initial purchase of loans that are current or <30 days delinquent on October 3, 2025, totaling approximately $115.0 million of unpaid principal and accrued interest. Additional portfolio purchases are expected through February 2026.

Unfunded Loan Commitments - Unfunded loan commitments at September 30, 2025 and December 31, 2024 were insignificant.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of September 30, 2025, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $5.0 million, consisting of $1.2 million of value-added tax and $3.8 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. During the nine months ended September 30, 2025, 3,937,168 warrants were exercised by Neuberger to purchase common stock, and no warrants were exercised during the three months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, Neuberger held outstanding and exercisable detachable warrants of 2,682,788 and 6,619,956, respectively. See Note 8, Borrowings for additional information on the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the agreement was amended to extend the term and revised the commitment amount to $370.9 million of personal loan originations. The Company has fulfilled its commitment under the agreement and will continue to service these loans. As part of this agreement, during the three and nine months ended September 30, 2024, the Company transferred loans receivable totaling $75.1 million and $145.7 million, respectively; no loans were transferred during the three and nine months ended September 30, 2025. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

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

The following table represents the interest income and interest expense recorded on the Company’s Condensed Consolidated Statements of Operations (Unaudited) related to these agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income
Secured borrowings	11,223	18,913	41,183	38,399
Total interest income	$11,223	$18,913	$41,183	$38,399

Interest expense
Corporate Financing	$4,895	$10,939	$15,235	$33,468
Secured borrowings	3,689	7,889	15,531	21,534
Secured financing	378	—	797	—
Total interest expense	$8,962	$18,828	$31,563	$55,002

As of September 30, 2025 and December 31, 2024, loans receivable at fair value underlying the secured borrowing were $134.6 million and $241.3 million, respectively, and loans receivable at fair value underlying the Secured Financing were $4.6 million as of September 30, 2025. The Company had Asset-backed borrowings at amortized cost of $147.2 million, Corporate Financing of $87.8 million, and Secured Financing of $3.8 million due to Neuberger as of September 30, 2025 and, Asset-backed borrowings at amortized cost of $247.9 million and Corporate Financing of $101.9 million due as of December 31, 2024. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2025, related to these transactions.

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

2025-D Securitization

On October 10, 2025, the Company announced the issuance of $441.2 million two-year asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-D Securitization”). The 2025-D Securitization included five classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.77% per annum and a weighted average coupon of 5.69% per annum.

Personal Loan Warehouse Facility

On October 14, 2025 the Company issued a press release announcing the closing of a new warehouse facility (the “PLW IV Warehouse Facility”). In connection with the PLW IV Warehouse Facility, Oportun PLW IV Trust (the “Borrower”), a subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with certain lenders from time to time party thereto (the “Lenders”), Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW IV Warehouse Facility has a three-year revolving period with a final maturity of October 1, 2029 and a borrowing capacity of $246.8 million.

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
•our ability to obtain any additional financing, any advances on our secured financing facilities, or any refinancing of our debt;
•our expectations to manage our loan purchase obligations with our current partners;
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
•our ability to manage impacts from, and uncertainties regarding, current and future actions that may be taken by activist stockholders;
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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 19-year lending history, we have extended more than $21.3 billion in responsible credit through more than 7.9 million loans and credit cards. We have been certified as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury since 2009.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save platform. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of September 30, 2025, our personal loan products are also available over the phone or through our 127 retail locations, and 468 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and applicable state law, with a cap of 36% annual percentage rate (“APR”) in all cases. As of September 30, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 39 months and 35.0%, respectively. The average loan size for loans we originated during the three months ended September 30, 2025 was $3,058. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of September 30, 2025, we originated unsecured personal loans in 2 states through state licenses and in 39 states through our partnership with Pathward, N.A.

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended September 30, 2025 was $6,373. As of September 30, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 46 months and 32.8%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $12.2 billion and helped our members save an average of more than $1,800 annually.

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

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense. Since 2015, we have participated in 26 sponsored or co-sponsored amortizing and revolving bond offerings in the asset-backed securities market, all of which include tranches that have been rated investment grade. We have issued one-, two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt.

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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024
Key Financial and Operating Metrics
Aggregate Originations	$511,775	$480,155	$1,461,931	$1,253,136
Portfolio Yield	33.0%	33.2%	33.0%	33.2%
30+ Day Delinquency Rate	4.7%	5.2%	4.7%	5.2%
Annualized Net Charge-Off Rate	11.8%	11.9%	12.0%	12.1%

Other Metrics(1)
Managed Principal Balance at End of Period	$2,941,762	$3,011,804	$2,941,762	$3,011,804
Owned Principal Balance at End of Period	$2,632,732	$2,732,210	$2,632,732	$2,732,210
Average Daily Principal Balance	$2,669,454	$2,755,495	$2,680,357	$2,784,163
(1) As of September 30, 2024, Managed Principal Balance at End of Period, and Owned Principal Balance at End of Period included credit card amounts of $89.4 million and $89.3 million, respectively. Average Daily Principal Balance for the three and nine months ended September 30, 2024, included credit card amounts of $92.8 million and $99.4 million, respectively. On November 12, 2024, the Company completed the sale of its credit cards receivable portfolio to a third-party credit card marketer and servicer.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $511.8 million for the three months ended September 30, 2025 from $480.2 million for the three months ended September 30, 2024, representing a 6.6% increase. The increase is primarily driven by a 12,739 increase in the number of loans originated, primarily driven by an increase in application volume, which was partially offset by a reduction in average loan size from $3,244 to $3,183 for the three months ended September 30, 2024 and September 30, 2025, respectively. We originated 160,761 and 148,022 loans for the three months ended September 30, 2025 and 2024, respectively.

Aggregate Originations increased to $1,461.9 million for the nine months ended September 30, 2025 from $1,253.1 million for the nine months ended September 30, 2024, representing an 16.7% increase. The increase is primarily driven by an 80,819 increase in the number of loans originated, which was partially offset by a reduction in average loan size from $3,302 to $3,176 for the nine months ended September 30, 2024 and September 30, 2025, respectively. We originated 460,338 and 379,519 loans for the nine months ended September 30, 2025 and 2024, respectively.

Portfolio Yield

Portfolio yield decreased to 33.0% for the three months ended September 30, 2025, from 33.2% for the three months ended September 30, 2024, and decreased to 33.0% for the nine months ended September 30, 2025, from 33.2% for the nine months ended September 30, 2024, primarily attributable to timing differences in changes in origination fee.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 4.7% and 5.2% as of September 30, 2025 and 2024, respectively. The decrease was primarily due to improved credit performance as a result of our incremental credit tightening efforts beginning with significantly tightened underwriting standards in 2022, as shown by a 30 basis point improvement in our back book, originations made prior to our significant credit-tightening in July 2022.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended September 30, 2025 and 2024 was 11.8% and 11.9%, respectively, down 7 basis points. The decrease is primarily driven by a $2.8 million decrease in Net Charge-offs, partially offset by a decrease in our Average Daily Principal balance by $86.0 million, primarily due to the sale of the credit card portfolio, from $2.76 billion to $2.67 billion for the three months ended September 30, 2024 and September 30, 2025, respectively. Annualized Net Charge-Off Rate for the nine months ended September 30, 2025 and 2024 was 12.0% and 12.1%, respectively, down 11 basis points. This improvement was a result of significantly tightening underwriting standards in the second half of 2022 and continued 2023 efforts to tighten credit standards throughout the second half of 2023. Beginning in July 2022, we took numerous actions to improve the credit performance on newly originated loans, including significantly tightening our underwriting standards for all borrowers, particularly for higher risk digital marketing channels, and adjusting loan size based on member free cash flow. We also focused lending towards existing and returning members to improve credit outcomes as existing and returning members historically have had lower loss rates. We refer to the post-July 2022 underwriting vintages as our front book and the originations made prior to our significant credit-tightening in July 2022 we refer to as the back book.

Historical Credit Performance

Our Annualized Net Charge-off Rate ranged between 7% and 10.1% from 2014 to 2022. In 2020, during the pandemic, our Annualized Net Charge-off Rate was 9.8%. Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-Off Rate decreased to 6.8% in 2021. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due to an increasing interest rate environment, inflation and the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards existing and returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the three months ended September 30, 2025 and 2024 was 11.8% and 11.9%, respectively. The decrease was primarily driven by a $2.8 million decrease in Net Charge-offs, partially offset by a decrease in our Average Daily Principal balance by $86.0 million, primarily due to the sale of the credit card portfolio, from $2.76 billion to $2.67 billion for the three months ended September 30, 2024 and September 30, 2025, respectively. For the nine months ended September 30, 2025, the back book continued to season and made-up 7% of gross charge-offs while only making up approximately 2% of the loans receivable. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due.
*Numbers shown reflect year-to-date amounts for the nine months ended September 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2025 divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2014, excluding loans originated from July 2017 to August 2020 and beginning December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages were increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members beginning in the third quarter of 2022. Net Lifetime Loan Loss Rates on vintages originated since significant July 2022 credit tightening are performing near comparable vintages originated in 2019 for the first 7 to 9 months on books but start to diverge due to underperformance of larger loans relative to 2019 and due to longer average term length. In the second half of 2023 we did further tightening and shortened average term length which resulted in stronger performance of the 2023 vintages in the second half of the year as compared to the 2022 vintages for the same period. Higher costs for food, fuel, and rent along with macro-economic uncertainty have also put pressure on our members. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Dollar weighted average original term for vintage in months	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6
Net lifetime loan losses as of September 30, 2025 as a percentage of original principal balance	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%*	18.4%*	21.4%*	12.5%*	3.8%*
Outstanding principal balance as of September 30, 2025 as a percentage of original amount disbursed	—%	—%	—%	—%	0.1%	0.3%	1.1%	9.1%	33.7%	67.6%
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024
Revenue
Interest income	$222,340	$230,044	$660,842	$692,007
Non-interest income	16,348	19,907	48,096	58,822
Total revenue	238,688	249,951	708,938	750,829
Less:
Interest expense	56,620	55,749	173,561	164,458
Total net decrease in fair value	(77,018)	(131,585)	(219,947)	(384,554)
Net revenue	105,050	62,617	315,430	201,817
Operating expenses:
Technology and facilities	35,380	40,561	108,466	128,291
Sales and marketing	16,502	17,403	54,461	49,664
Personnel	19,015	21,038	60,227	67,462
Outsourcing and professional fees	9,405	10,088	27,118	28,704
General, administrative and other	10,504	12,991	27,647	46,784
Total operating expenses	90,806	102,081	277,919	320,905
Income (loss) before taxes	14,244	(39,464)	37,511	(119,088)
Income tax expense (benefit)	9,046	(9,508)	15,669	(31,668)
Net income (loss)	$5,198	$(29,956)	$21,842	$(87,420)

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue
Interest income	$222,340	$230,044	$(7,704)	(3.3)%	$660,842	$692,007	$(31,165)	(4.5)%
Non-interest income	16,348	19,907	(3,559)	(17.9)%	48,096	58,822	(10,726)	(18.2)%
Total revenue	$238,688	$249,951	$(11,263)	(4.5)%	$708,938	$750,829	$(41,891)	(5.6)%
Percentage of total revenue:
Interest income	93.2%	92.0%			93.2%	92.2%
Non-interest income	6.8%	8.0%			6.8%	7.8%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income decreased by $7.7 million, or 3.3%, from $230.0 million for the three months ended September 30, 2024 to $222.3 million for the three months ended September 30, 2025. This decrease was primarily due to the sale of the credit card portfolio on November 12, 2024 resulting in a decrease in portfolio yield of 17 basis points in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and a decline in our Average Daily Principal Balance, which decreased from $2.76 billion for the three months ended September 30, 2024 to $2.67 billion for the three months ended September 30, 2025, a decrease of 3.1%.

Total interest income decreased by $31.2 million, or 4.5%, from $692.0 million for the nine months ended September 30, 2024 to $660.8 million for the nine months ended September 30, 2025. This decrease was primarily due to the sale of the credit card portfolio on November 12, 2024 resulting in a decline in our Average Daily Principal Balance, which decreased from $2.78 billion for the nine months ended September 30, 2024 to $2.68 billion for the nine months ended September 30, 2025, a decrease of 3.7%, and a decrease in portfolio yield of 24 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Non-interest income. Total non-interest income decreased by $3.6 million, or 17.9%, from $19.9 million for the three months ended September 30, 2024 to $16.3 million for the three months ended September 30, 2025. This decrease is primarily due to a $2.2 million decrease in fees related to our Pathward program and a $1.5 million decrease related to interest earned on our Set & Save product.

Total non-interest income decreased by $10.7 million, or 18.2%, from $58.8 million for the nine months ended September 30, 2024 to $48.1 million for the nine months ended September 30, 2025. This decrease is primarily due to a $6.0 million decrease related to interest earned on our Set & Save product, including the recognition of $2.3 million of non-recurring interest during the nine months ended September 30, 2024, a $3.0 million decrease in credit card related fees, and a $2.5 million decrease in subscription revenue related to our Set & Save product.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Interest expense	$56,620	$55,749	$871	1.6%	$173,561	$164,458	$9,103	5.5%
Percentage of total revenue	23.7%	22.3%			24.5%	21.9%
Cost of Debt	8.1%	7.8%			8.3%	7.7%

Interest expense increased by $0.9 million, or 1.6%, from $55.7 million for the three months ended September 30, 2024 to $56.6 million for the three months ended September 30, 2025. The increase was driven by a 24 basis point increase in our Cost of Debt, partially offset by a decrease to our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.84 billion for the three months ended September 30, 2024 to $2.79 billion for the three months ended September 30, 2025, a decrease of 1.9%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

Interest expense increased by $9.1 million, or 5.5%, from $164.5 million for the nine months ended September 30, 2024 to $173.6 million for the nine months ended September 30, 2025. The increase was driven by a 58 basis point increase in our Cost of Debt partially offset by a decline in our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.85 billion for the nine months ended September 30, 2024 to $2.80 billion for the nine months ended September 30, 2025, a decrease of 1.8%. Our Cost of Debt has increased due to higher interest rates and credit spreads on current debt issuances as compared to lower cost funding issued in 2021 that is amortizing.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$6,622	$(5,355)	$11,977	*	$28,078	$(13,109)	$41,187	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(4,564)	(34,581)	30,017	*	(15,820)	(63,614)	47,794	*
Fair value mark-to-market adjustment on derivatives	(2,905)	1,300	(4,205)	*	(2,455)	3,426	(5,881)	*
Total fair value mark-to-market adjustment	(847)	(38,636)	37,789	*	9,803	(73,297)	83,100	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(79,556)	(82,346)	2,790	*	(239,809)	(251,558)	11,749	*
Net settlements on derivative instruments	3,385	2,961	424	*	10,059	5,708	4,351	*
Fair value mark on other loans sold	—	(13,564)	13,564	*	—	(65,407)	65,407	*
Total net decrease in fair value	$(77,018)	$(131,585)	$54,567	*	$(219,947)	$(384,554)	$164,607	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(0.4)%	(15.5)%			1.4%	(9.8)%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(33.3)%	(32.9)%			(33.8)%	(33.5)%
Total net increase (decrease) in fair value	(33.7)%	(48.4)%			(32.4)%	(43.3)%
Discount rate	6.25%	8.33%			6.25%	8.33%
Remaining cumulative charge-offs	12.23%	11.94%			12.23%	11.94%
Average life in years	1.07	1.11			1.07	1.11
* Not meaningful

Net decrease in fair value for the three months ended September 30, 2025 was $77.0 million. This amount represents $79.6 million of charge-offs, net of recoveries on Loans Receivable at Fair Value and a total fair value mark-to-market decrease of $0.8 million; offset by a $3.4 million increase related to excess interest proceeds received on loans retained by Pathward. The total fair value mark-to-market adjustment consists of a $6.6 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in the discount rate from 7.03% as of June 30, 2025 to 6.25%, partially offset by (b) an increase in remaining cumulative charge-offs from 11.96% as of June 30, 2025 to 12.23% as of September 30, 2025. The $4.6 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Net decrease in fair value for the three months ended September 30, 2024 was $131.6 million. This amount represents a total fair value mark-to-market decrease of $38.6 million, and $82.3 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $5.4 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 11.57% as of June 30, 2024 to 11.94% as of September 30, 2024, partially offset by (b) a decrease in the discount rate from 8.66% as of June 30, 2024 to 8.33% as of September 30, 2024. The $34.6 million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the three months ended September 30, 2024 also includes a $13.6 million adjustment related to the fair value mark on the loans sold as part of the other loan sales for the three months ended September 30, 2024.

Net decrease in fair value for the nine months ended September 30, 2025 was $219.9 million. This amount represents a total fair value mark-to-market increase of $9.8 million, and $239.8 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $28.1 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in discount rate from 7.92% as of December 31, 2024 to 6.25% as of September 30, 2025, partially offset by (b) an increase in remaining cumulative charge-offs from 11.68% as of December 31, 2024 to 12.23% as of September 30, 2025, and (c) a decrease in average life from 1.11 as of December 31, 2024 to 1.07 years as of September 30, 2025. The $15.8 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Net decrease in fair value for the nine months ended September 30, 2024 was $384.6 million. This amount represents a total fair value mark-to-market decrease of $73.3 million, and $251.6 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $13.1 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) $36.2 million mark-to-market adjustment in the fair value of our credit cards receivable related to management's decision to sell the portfolio, partially offset by (b) a decrease in discount rate from 10.10% as of December 31, 2023 to 8.33% as of September 30, 2024, (c) a decrease in remaining cumulative charge-offs from 12.10% as of December 31, 2023 to 11.94% as of September 30, 2024, and (d) an increase in average life from 1.01 as of December 31, 2023 to 1.11 years as of September 30, 2024. The $63.6 million mark-to-market adjustment on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads. The total net decrease in fair value for the nine months ended September 30, 2024 includes $(65.4) million in adjustments related to the fair value mark on loans sold as part of the other loan sales for the nine months ended September 30, 2024.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Total charge-offs, net of recoveries	$79,556	$82,346	$(2,790)	(3.4)%	$239,809	$251,558	$(11,749)	(4.7)%
Average Daily Principal Balance	$2,669,454	$2,755,495	$(86,041)	(3.1)%	$2,680,357	$2,784,163	$(103,806)	(3.7)%
Annualized Net Charge-Off Rate	11.8%	11.9%			12.0%	12.1%

Our Annualized Net Charge-Off Rate decreased to 11.8% and 12.0% for the three and nine months ended September 30, 2025, respectively, from 11.9% and 12.1% for the three and nine months ended September 30, 2024, respectively. The decrease is primarily driven by a $2.8 million and $11.7 million decrease in our Net Charge-Offs; partially offset by a decrease in our Average Daily Principal Balance of $86.0 million and $103.8 million for the three and nine months ended September 30, 2025, respectively. The decline in Net Charge-offs is primarily due to improvement in credit performance driven by increased front book vintages in our portfolio mix for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. Our front book vintages have lower charge-off rates compared to our back book. As of September 30, 2025, loans from our back-book represented only 2% of our owned receivables balance, and as a result, we expect the back book to become less impactful going forward. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due and we charge-off a credit card account when it is 180 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees, and general, administrative and other expenses. We anticipate operating expenses to continue to decrease in 2025 as compared to 2024, primarily driven by the continued diversification of the workforce to lower-cost geographies and a reduction in non-essential vendor spend. This will be partially offset by additional investments in opportunities to expand high quality loan originations.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Technology and facilities	$35,380	$40,561	$(5,181)	(12.8)%	$108,466	$128,291	$(19,825)	(15.5)%
Percentage of total revenue	14.8%	16.2%			15.3%	17.1%

Technology and facilities expense decreased by $5.2 million, or 12.8%, from $40.6 million for the three months ended September 30, 2024 to $35.4 million for the three months ended September 30, 2025. The decrease is primarily due to a $3.3 million decrease in depreciation, $1.1 million decrease in software and other expenses, and $1.0 million increased capitalization of internally developed software.

Technology and facilities expense decreased by $19.8 million, or 15.5%, from $128.3 million for the nine months ended September 30, 2024 to $108.5 million for the nine months ended September 30, 2025. The decrease is primarily due to a $7.6 million decrease in depreciation, $3.8 million increased capitalization of internally developed software, $2.4 million decrease driven by less usage of temporary contractors, $2.4 million decrease in office rent, $2.2 million decrease in software expenses, and $1.1 million decrease in service costs.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$16,502	$17,403	$(901)	(5.2)%	$54,461	$49,664	$4,797	9.7%
Percentage of total revenue	6.9%	7.0%			7.7%	6.6%
Customer Acquisition Cost (“CAC”)	$103	$118	$(15)	(12.7)%	$118	$131	$(13)	(9.9)%

Sales and marketing expenses to acquire our members decreased by $0.9 million, or 5.2%, from $17.4 million for the three months ended September 30, 2024 to $16.5 million for the three months ended September 30, 2025. The decrease is primarily attributable to a decrease in our direct mail marketing. As a result of our increase in number of loans originated and our decrease in direct mail marketing, partially offset by an increase in personnel costs associated with our retail locations, during the three months ended September 30, 2025, our CAC decreased by 12.7% from $118 for the three months ended September 30, 2024 to $103 for the three months ended September 30, 2025.

Sales and marketing expenses to acquire our members increased by $4.8 million, or 9.7%, from $49.7 million for the nine months ended September 30, 2024 to $54.5 million for the nine months ended September 30, 2025. The increase is primarily attributable to a $3.5 million increase in marketing costs and a $0.7 million increase in service costs. Primarily as a result of our increase in number of loans originated during the nine months ended September 30, 2025, our CAC decreased by 9.9% from $131 for the nine months ended September 30, 2024 to $118 for the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Personnel	$19,015	$21,038	$(2,023)	(9.6)%	$60,227	$67,462	$(7,235)	(10.7)%
Percentage of total revenue	8.0%	8.4%			8.5%	9.0%

Personnel expense decreased by $2.0 million, or 9.6%, from $21.0 million for the three months ended September 30, 2024 to $19.0 million for the three months ended September 30, 2025, primarily driven by a $1.7 million decrease in bonus and stock compensation expense and $0.4 million decrease due to increased capitalization.

Personnel expense decreased by $7.2 million, or 10.7%, from $67.5 million for the nine months ended September 30, 2024 to $60.2 million for the nine months ended September 30, 2025, primarily driven by our workforce optimization efforts in 2024.

Outsourcing and professional fees

Outsourcing and professional fees consist of costs for various third-party service providers and contact center operations, primarily for the sales, customer service, collections and store operation functions. The costs related to our third-party contact centers that were located in Colombia and the Philippines are included in outsourcing and professional fees for the three months ended September 30, 2024. These third-party contact centers previously provided business support, including application processing, verification, customer service and collections. Professional fees also include the cost of legal and audit services, credit reports, recruiting, cash transportation, collection services and fees and consultant expenses. Direct loan origination expenses related to application processing are expensed when incurred. In addition, outsourcing and professional fees include any financing expenses, including legal and underwriting fees, related to our asset-backed notes at fair value.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Outsourcing and professional fees	$9,405	$10,088	$(683)	(6.8)%	$27,118	$28,704	$(1,586)	(5.5)%
Percentage of total revenue	3.9%	4.0%			3.8%	3.8%

Outsourcing and professional fees decreased by $0.7 million, or 6.8%, from $10.1 million for the three months ended September 30, 2024 to $9.4 million for the three months ended September 30, 2025. The decrease is primarily attributable to a $1.9 million decrease in billing and payment services. These were partially offset by a $1.4million increase primarily in credit reports.

Outsourcing and professional fees decreased by $1.6 million, or 5.5%, from $28.7 million for the nine months ended September 30, 2024 to $27.1 million for the nine months ended September 30, 2025. The decrease is primarily attributable to a $3.2 million decrease in professional services primarily relating to credit card portfolio, $1.0 million decrease in outsourced services as part of the Company's expense management actions, and $0.8 million decrease in legal services. These were partially offset primarily by a $3.6 million increase in collection efforts and credit reports.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
General, administrative and other	$10,504	$12,991	$(2,487)	(19.1)%	$27,647	$46,784	$(19,137)	(40.9)%
Percentage of total revenue	4.4%	5.2%			3.9%	6.2%

General, administrative and other expense decreased by $2.5 million, or 19.1%, from $13.0 million for the three months ended September 30, 2024 to $10.5 million for the three months ended September 30, 2025, primarily due to the November 14, 2024 termination of Oportun RF.

General, administrative and other expense decreased by $19.1 million, or 40.9%, from $46.8 million for the nine months ended September 30, 2024 to $27.6 million for the nine months ended September 30, 2025, primarily due to an $8.0 million decrease related to the November 14, 2024 termination of Oportun RF, a $6.4 million decrease related to the prior year impairment of the San Carlos and San Francisco office right-of-use asset, $4.6 million decrease related to prior year debt modification and amendment fees, a $2.7 million decrease related to the prior year expected sale of the credit card portfolio, and a $2.1 million decrease in workforce optimization costs. These were partially offset by a $4.5 million increase related to shareholder activism.

In connection with a previously announced cost reduction plan, the Company implemented a series of expense management actions during 2024, including a reduction of approximately 12% of corporate staff (excluding retail and contact center agents) and the closure of 39 retail locations. For the nine months ended September 30, 2024, the Company recorded non-recurring, pre-tax charges of $2.0 million related to corporate workforce reductions; no amount of additional workforce optimization expense was recorded for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded non-recurring, pre-tax charges of $0.9 million, related to retail closures; the amounts for the three months ended September 30, 2024 were immaterial. These costs primarily consisted of severance, benefits, and other associated costs. Charges incurred during the corresponding periods in 2025 were insignificant.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2025 and 2024, we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Income tax expense (benefit)	$9,046	$(9,508)	$18,554	(195.1)%	$15,669	$(31,668)	$47,337	149.5%
Percentage of total revenue	3.8%	(3.8)%			2.2%	(4.2)%
Effective tax rate	63.5%	24.1%			41.8%	26.6%

Income tax expense increased by $18.6 million or 195%, from $9.5 million benefit for the three months ended September 30, 2024 to $9.0 million expense for the three months ended September 30, 2025, primarily due to having a higher pre-tax income for the three months ended September 30, 2025 and an increase related to the tax expense of the return-to-provision adjustments for the R&D tax credit.

Income tax expense increased by $47.3 million or 149%, from $31.7 million benefit for the nine months ended September 30, 2024 to $15.7 million expense for the nine months ended September 30, 2025, primarily due to having a higher pre-tax income for the nine months ended September 30, 2025.

As of September 30, 2025, we have $66.9 million of U.S. net deferred tax assets, of which $66.6 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

For personal loans and credit card, the discount rate is determined by using the Weighted Average Capital Cost, which was calculated using the Capital Asset Pricing Model method, also considering several components of financing, debt and equity.

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value mark-to-market adjustment on loans receivable at fair value (1)	$6,622	$(5,355)	$28,078	$(13,109)
Fair value mark-to-market adjustment on asset-backed notes	(4,564)	(34,581)	(15,820)	(63,614)
Fair value mark-to-market adjustment on derivatives	(2,905)	1,300	$(2,455)	$3,426
Total fair value mark-to-market adjustment	$(847)	$(38,636)	$9,803	$(73,297)
(1) The fair value mark-to-market adjustment on loans receivable at fair value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2025	2024	2025	2024
Net income (loss)	$5,198	$(29,956)	$21,842	$(87,420)
Adjustments:
Income tax expense (benefit)	9,046	(9,508)	15,669	(31,668)
Interest on corporate financing	9,025	12,563	28,191	39,686
Depreciation and amortization	10,218	13,473	32,001	39,676
Stock-based compensation expense	2,488	3,219	8,027	10,205
Other non-recurring charges (1)	4,409	2,939	10,027	19,750
Fair value mark-to-market adjustment	847	38,636	(9,803)	73,297
Adjusted EBITDA	$41,231	$31,366	$105,954	$63,526
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

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (in thousands)	2025	2024	2025	2024
Net income (loss)	$5,198	$(29,956)	$21,842	$(87,420)
Adjustments:
Income tax expense (benefit)	9,046	(9,508)	15,669	(31,668)
Stock-based compensation expense	2,488	3,219	8,027	10,205
Other non-recurring charges (1)	4,409	2,939	10,027	19,750
Net decrease in fair value of credit cards receivable	—	—	—	36,177
Mark-to-market adjustment on asset-backed notes	4,564	34,581	15,820	63,614
Adjusted income (loss) before taxes	25,705	1,275	71,385	10,658
Normalized income tax expense	6,940	344	19,274	2,878
Adjusted Net Income	$18,765	$931	$52,111	$7,780
Income tax rate (2)	27.0%	27.0%	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rate for the three and nine months ended September 30, 2025 and 2024 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure that allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Diluted earnings (loss) per share	$0.11	$(0.75)	$0.46	$(2.21)
Adjusted EPS
Adjusted Net Income	$18,765	$931	$52,111	$7,780

Basic weighted-average common shares outstanding	46,711,134	39,964,322	46,264,236	39,562,204
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	1,598,976	267,148	1,487,240	390,785
Diluted adjusted weighted-average common shares outstanding	48,310,110	40,231,470	47,751,476	39,952,989
Adjusted Earnings Per Share	$0.39	$0.02	$1.09	$0.19

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and nine months ended September 30, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Return on Equity	5.4%	(35.0)%	7.9%	(31.9)%
Adjusted Return on Equity
Adjusted Net Income	$18,765	$931	$52,111	$7,780
Average stockholders' equity	$379,922	$340,836	$368,832	$365,980
Adjusted Return on Equity	19.6%	1.1%	18.9%	2.8%

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

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three and nine months ended September 30, 2025 and 2024:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating Expense Ratio	13.5%	14.7%	13.9%	15.4%
Adjusted Operating Expense Ratio
Total operating expense	90,806	102,081	277,919	320,905
Stock-based compensation expense	(2,488)	(3,219)	(8,027)	(10,205)
Other non-recurring charges (1)	(3,643)	(2,542)	(7,749)	(18,563)
Total adjusted operating expenses	$84,675	$96,320	$262,143	$292,137

Average Daily Principal Balance	$2,669,454	$2,755,495	$2,680,357	$2,784,163

Adjusted Operating Expense Ratio	12.6%	13.9%	13.1%	14.0%
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

The following table summarizes our total liquidity reserves:

	September 30, 2025
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$104,611	N/A	$104,611
Restricted cash	119,345	N/A	119,345
Secured financing	953,630	165,807	787,823
Whole loan forward flow agreements	50,000	43,317	6,683
Total liquidity	$1,227,586	$209,124	$1,018,462

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash, cash equivalents and restricted cash	$223,956	$228,537
Cash provided by (used in)
Operating activities	304,546	302,077
Investing activities	(180,492)	(137,262)
Financing activities	(114,723)	(142,294)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $304.5 million and $302.1 million for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $2.5 million increase in our net cash provided by operating activities is primarily driven by a $109.3 million increase in our net income, $46.7 million increase associated with changes in our deferred tax assets as a result of our income tax provision, $29.0 million increase due to proceeds from the sale of loans, $22.1 million increase in our changes in other assets and liabilities, and $14.1 million increase in other, net. These were partially offset by a $164.6 million decrease in our fair value adjustment, net, $27.3 million decrease in our originations of loans sold and held for sale, $16.7 million decrease in our origination fees for loans receivable at fair value, net, $9.8 million decrease in our depreciation and amortization and stock-based compensation expense.

Investing Activities

Our net cash used in investing activities was $180.5 million and $137.3 million for the nine months ended September 30, 2025 and 2024, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to $90.9 million higher originations and purchases of loans held for investment, and $5.0 million decrease as a result of higher capitalization of system development costs, and $2.8 million decrease in proceeds from loan sales originated as held for investment. These were partially offset by an $55.5 million increase in repayments of loan principal and for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Financing Activities

Our net cash used in financing activities was $114.7 million and $142.3 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, net cash used in financing activities was primarily driven by amortization payments on our Asset-backed notes at fair value, Asset-backed borrowings at amortized cost, and repayments of borrowings on our Secured Financing and Corporate Financing, partially offset by borrowings under our Asset-backed borrowings at amortized cost. For the nine months ended September 30, 2024, net cash used in financing activities was primarily driven by amortization payments on our asset-backed notes and asset-backed borrowings and repayments of our Secured Financing and Acquisition and Corporate Financing facilities. These were partially offset by issuances of Asset-backed borrowings at amortized cost.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of September 30, 2025, we had $2.1 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of September 30, 2025, we were in compliance with all covenants and requirements of all our asset-backed notes.
Secured Financings

As of September 30, 2025, we had Secured Financings with warehouse lines of $953.6 million in the aggregate with undrawn capacity of $787.8 million. On November 10, 2024, we terminated our Credit Card Warehouse facility, which had a commitment amount of $60.0 million at termination. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

On August 5, 2024, in connection with the closing of the PLW II Facility, Oportun PLW II Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Facility has a three-year revolving period and a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On November 1, 2024, the PLW II Facility was amended to increase the borrowing capacity to $337.1 million (the “PLW II Amendment”) and to accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

On September 20, 2024, Oportun PLW Trust, a subsidiary of the Company, Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank and certain lenders from time to time party thereto, entered into an amendment to the Loan and Security Agreement, dated as of September 8, 2021, and other related documents, under the PLW Facility. Following the amendment, the PLW Facility has a two-year revolving period and a borrowing capacity of $306.45 million. Borrowings under the PLW Facility loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.40%. The advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On November 22, 2024, the PLW Facility was amended to increase the borrowing capacity to $429.0 million (the “PLW Amendment”) and to accrue interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

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

Asset-Backed Borrowings at Amortized Cost

On August 21, 2025, we issued $538.5 million of Series 2025-C asset backed notes secured by a pool of unsecured and secured personal installment loans (the "2025-C Securitization"). The 2025-C Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.29% per annum and weighted average coupon of 5.23% per annum.

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

On August 3, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we had a commitment to sell up to $400.0 million of our personal loan originations over twelve months. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. No loans were transferred during the nine months ended September 30, 2025. We had previously fulfilled our commitment to sell loans under the agreement.

On June 16, 2023, we entered into a forward flow whole loan sale agreement with an institutional investor. On April 26, 2024, we amended the agreement to extend the term through October 2024 and committed to sell $150.0 million of personal loan originations. We will continue to service these loans upon transfer of the receivables. While the economics of this transaction are structured as a whole loan sale, the transfer of these loans receivable does not qualify as a sale for accounting purposes. Accordingly, the related assets remain on our balance sheet and cash proceeds received are reported as a secured borrowing under the caption of asset-backed borrowings at amortized cost with related interest expense recognized over the life of the related borrowing. No loans were transferred during the nine months ended September 30, 2025. We had previously fulfilled our commitment to sell loans under the agreement.

Corporate Financing

On September 14, 2022, we entered into the Original Credit Agreement with certain funds associated with Neuberger Berman Specialty Finance (“Neuberger”) as lenders, and Wilmington Trust, National Association, as administrative agent and collateral agent to borrow $150.0 million through a senior secured term loan (the “Original Credit Agreement” and the “Original Term Loan”). The Original Term Loan bore interest, payable in cash, at an amount equal to 1-month term SOFR plus 9.00%. The Original Term Loan was scheduled to mature on September 14, 2026, and was not subject to amortization. Certain prepayments of the Original Term Loan were subject to a prepayment premium. The obligations under the Original Credit Agreement were secured by our assets and certain of our subsidiaries guaranteeing the Original Term Loan, including pledges of the equity interests of certain subsidiaries that were directly or indirectly owned by us, subject to customary exceptions. On March 10, 2023 we upsized and amended the Original Credit Agreement to be able to borrow up to an additional $75.0 million (the “Amended Original Credit Agreement”). At closing and as part of the Incremental Tranche A-1 Loans, we borrowed $20.8 million and borrowed an additional $4.2 million in Incremental Tranche A-2 loans on March 27, 2023. Under the Amended Original Credit Agreement, we borrowed an additional $25.0 million of incremental term loans on May 5, 2023 and an additional $25.0 million of incremental term loans on June 30, 2023. The Original Term Loan then bore interest at (a) an amount payable in cash equal to 1-month term SOFR plus 9.00% plus (b) an amount payable in cash or in kind, at our option, equal to 3.00%. On March 12, 2024, the Company entered into a further amendment to the Amended Original Credit Agreement, which includes modifications to the minimum asset coverage ratio covenant levels, provides for an interest rate step-up of 3.00% per annum for certain months beginning in August 2024 in which the asset coverage ratio is less than 1.00 to 1.00, and required certain principal payments in amounts equal to $5.7 million per month to be made on the last business day of each of March, April and May 2024. In addition, the Amended Original Credit Agreement required principal payments equal to 100% of the net cash proceeds of any future issuance of indebtedness junior in priority to the obligations under the Original Credit Agreement, as amended. On November 14, 2024, the Original Credit Agreement, as amended, was terminated and the associated outstanding Original Term Loan was repaid in full, in connection with the Credit Agreement disclosed below.

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

Under the Credit Agreement, we were required to repay a combined $12.5 million and $27.5 million of the Term Loan, prior to July 31, 2025 and January 31, 2026, respectively. As of September 30, 2025, we had fully repaid the $12.5 million due by July 31, 2025, and $20.0 million of the required $27.5 million due by January 31, 2026. On October 9, 2025, we repaid the remaining $7.5 million of required, along with an additional voluntary prepayment of $10.0 million, which was not subject to any prepayment penalties.

As of September 30, 2025, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financings and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans, including non-performing loans originated as held for investment. For the nine months ended September 30, 2025, we did not sell any such loans. For further information, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The originations of loans sold and held for sale during the nine months ended September 30, 2025 were $110.3 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Bank Partnership Program and Servicing Agreement

In August 11, 2020 we entered into a bank partnership program with Pathward, N.A., which was subsequently amended and restated, effective August 11, 2025. Under the program, we are obligated to purchase an increasing percentage of loans originated by Pathward, N.A. based on thresholds specified in the agreements. On September 26, 2025, we entered into an amendment to the program that simplified the partnership by providing that Pathward N.A. will cease retaining our loans by the end of February 2026.

Effective October 1, 2025, we will begin purchasing from Pathward 100% of all newly originated loans. The amendment also required us to acquire Pathward’s existing retained loan portfolio by February 2026, with an initial purchase of loans that are current or <30 days delinquent on October 3, 2025.

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

We currently rely on Pathward to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of September 30, 2025, we relied on Pathward, N.A., or Pathward, to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 2 states in the United States. In the three months ended September 30, 2025 and 2024, Pathward originated approximately 99% and 97% of aggregate personal loan originations, respectively.

In August 2025, we entered into an amended and restated program agreement, as amended, to extend our partnership with Pathward through 2029, which replaced the prior agreement in its entirety and governs the ongoing terms of our relationship. The amended and restated program agreement has an initial term of four years and will automatically renew for successive two-year periods following the initial four-year term, unless either party provides notice of its intent to not renew.

We or Pathward may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control. If our bank partnership arrangement with Pathward were to be suspended or limited, including a reduction in the volume of loans that Pathward chooses to originate, or if Pathward ceased their operations or otherwise terminated their relationship with us, our business, financial condition and results of operations would be adversely affected. If we need to enter into alternative arrangements with a different bank to replace or supplement our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all and transitioning loan originations to a new bank may result in delays in the issuance of new loans. In addition, if we are unable to enter into an alternative arrangement with a different bank to fully replace or supplement our relationship with Pathward, we would potentially need to obtain additional state licenses to enable us to originate loans directly in the states where Pathward originates loans, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. For a further discussion of the risks and regulations applicable to our bank partnership with Pathward, see “Risk Factors—Our bank partnership products may lead to regulatory risk and may increase our regulatory burden, —We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business, —Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of September 30, 2025 and 2024, members with repeat loans comprised 76% and 81%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 87% of our total assets and our asset-backed notes represented 85% of our total liabilities as of September 30, 2025. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been and may be adversely affected by economic conditions and other factors that we cannot control.*

Key macroeconomic conditions historically have affected our business, results of operations and financial condition, and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, including enforcement practices, gas prices, energy costs, tariffs and other non-tariff trade barriers, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures, volatility or disruption in the capital markets, changes in interest rates, and other macroeconomic circumstances as well as events such as natural disasters, acts of war, terrorism, public health outbreaks or adverse health developments, political instability, social unrest, and catastrophes. For example, uncertainty as to the impact of the imposition of tariffs or other restrictions on certain countries by the current U.S. administration, as well as any potential retaliatory or responsive measures by impacted countries, could adversely impact trade or other relations, result in higher costs, and decrease the purchasing power of or spending by consumers and businesses, which could impact borrowing trends, loan repayment and create general market instability. If any of these factors negatively affect our members or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

The U.S. has recently experienced historically high levels of inflation, which may increase our expenses and adversely impact our borrowers' ability to make payments on their loans. Increased interest rates have also had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Further adverse changes in inflation and interest rates, including as a result of tariffs and other non-tariff trade barriers, could negatively impact consumer and business confidence, and adversely affect the economy as well as our business and results of operations. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate loan underwriting, management of loan delinquencies and charge-off rates are, or will be, sufficient to prevent an adverse impact to our business and financial results.

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

The success and growth of our business depends upon our ability to continuously innovate and develop our products and technologies.*

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

As with many disruptive innovations, new technologies present risks and challenges that could affect their adoption, and therefore our business. A.I. and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of A.I. and related technologies could negatively impact demand for our products and services or hinder our ability to attract new members and strategic partners. The regulatory framework for A.I. and machine learning technologies is evolving and remains uncertain. Additionally, numerous U.S. states have proposed, and in certain cases enacted, legislation restricting the use of A.I. or imposing obligations in connection with its use, including by addressing forms of automated decision-making. For example, on September 23, 2025, the California Privacy Protection Agency’s regulations under the California Consumer Privacy Act (“CCPA”), which address, among other matters, obligations for businesses that use automated decision-making for “significant decisions” about California consumers, were approved. These regulations become effective January 1, 2026, with phased compliance deadlines relating to automated decision-making commencing in 2027. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the Gramm-Leach-Bliley Act (“GLBA”). In some cases, these laws also contain broader exemptions for entities, such as financial institutions, that are subject to the GLBA; however, these exemptions may not exempt us completely from these laws, and their scope and interpretation remain subject to uncertainty. It is likely that new laws and regulations will be adopted, or existing laws and regulations may be interpreted in new ways, that would affect our business, products and services and the way in which we use A.I., including with respect to fair lending laws. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving laws, regulations, and industry standards, and we may be required to implement substantial changes to our processes and procedures, and to incur substantial costs, to make these adaptations. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

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

Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.*

Competition for highly skilled personnel, particularly engineering and data analytics personnel, is extremely intense across the country and is likely to continue to increase. We have experienced and expect to continue to face difficulty identifying and hiring qualified personnel in many areas. We may not be able to hire or retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. For example, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. In particular, employee candidates, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment, so significant volatility or a further decline in the price of our stock may adversely affect our recruitment strategies. Further, the reductions in force could negatively impact employee morale and make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to operate our business and achieve our corporate strategies.

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

As of September 30, 2025, 35.3%, 25.4%, 11.2%, 5.9% and 4.2% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan origination, servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our partner banks' federal bank regulators (the Federal Reserve Board, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation) and our consumer financial services regulators, including state regulators and the CFPB, which could increase the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. We could be adversely impacted to the extent our vendors and partners fail to comply with the legal requirements applicable to the particular products or services being offered. Moreover, if our bank partners or their regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions. In addition, the prudential regulators have issued regulatory guidance focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of relationships with third-party service providers. In 2024, following the bankruptcy of a fintech platform, regulators have expanded expectations for third-party oversight by banks engaged in bank partnership programs. If regulators conclude that our bank partners have not met the heightened standards for oversight of their third-party service providers, any resulting regulatory action could have an adverse effect on their ability to fulfill their contractual obligations to us which could adversely affect our business, financial condition and results of operations.

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

Our workforce is comprised largely of bilingual employees who work on an hourly basis. In certain areas where we operate, there is significant competition for hourly bilingual employees and the lack of availability of an adequate number of hourly bilingual employees could adversely affect our operations. In addition, we are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, pay transparency, leave requirements, health benefits, unemployment and sales taxes, overtime and working conditions, and immigration status and policy changes for foreign work. We are from time to time subject to employment-related claims, including wage and hour claims. Further, legislated increases in the federal and state minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, and compliance costs and fines, as well as the cost of any potential litigation in connection with these regulations, would increase our labor costs.

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

As of September 30, 2025, we had 1,560 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 216 employees as of September 30, 2025. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations and offshore activities of our service providers may result in reputational harm, heightened regulatory scrutiny, fines, criminal actions or sanctions against us, our officers, our directors or our employees, as well as restrictions on the conduct of our business.

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

Health epidemics or other outbreaks may adversely impact our business and results of operations.*

Our business could be adversely impacted by the effects of health epidemics or other outbreaks. For example, the COVID-19 pandemic and health and safety measures taken by governments and private industry in response to the COVID-19 pandemic significantly impacted worldwide economic activity and consumer behavior and created economic uncertainty. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new health epidemics or outbreaks, and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new health epidemics or outbreaks have occurred in the past and may occur in the future.

We are unable to predict the future path or impact of any global or regional health epidemics or other outbreaks. An extended period of disruption as a result of a health epidemic or public health outbreaks may negatively impact us, as well as our members, vendors, and partners.

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

Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret existing laws and regulations differently than in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intended to examine non-bank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger non-bank lenders. Since then, the CFPB has further modified its non-bank supervisory procedures (including in November 2022 and April 2024) and in September 2025 issued a final rule (effective October 27, 2025) that reinstates key pre-2022 procedural protections and signals a narrowing of the category of non-bank entities that may be designated for supervision. As a result, while the CFPB retains its supervisory authority over non-banks and could subject us to its supervisory process, the mechanics, scope and thresholds of that supervision are evolving, meaning regulatory scrutiny may move in either direction. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. The direction of CFPB policy and enforcement priorities may continue to shift under future administrations or leadership, creating ongoing uncertainty regarding the interpretation and enforcement of federal consumer protection laws. Accordingly, the CFPB could promulgate rules, adopt different interpretations, or bring enforcement actions that materially impact our business.

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

The collection, storage, use, disclosure, and other processing of personal information is an area of increasing complexity and scrutiny.*

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the GLBA, are being amended or reinterpreted to account for the rapidly evolving data economy. The CCPA, as augmented and otherwise amended by the California Privacy Rights Act of 2020, imposes significant requirements on businesses processing consumer personal information, principally around enabling and honoring consumer choices related to such processing. Regulations under the CCPA have now been finalized addressing, among other matters, the use of automated decision-making technology (“ADMT”) in “significant decisions”. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the GLBA. In some cases, these laws also contain broader exemptions for entities, such as financial institutions, that are subject to the GLBA; however, these exemptions may not exempt us completely from these laws, and their scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. In addition, the California Privacy Protection Agency has begun coordinating with state attorneys general to enhance enforcement and policy development around privacy and artificial intelligence, underscoring that A.I. governance remains a priority area of focus for both state and federal regulators. Violations of the CCPA can result in civil penalties assessed by the California Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. These developments reflect the continued evolution of state privacy regulation and the potential for expanding obligations on businesses that use consumer data. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for accountability, oversight, risk assessments, encryption, and multi-factor authentication to protect all forms of customer information. Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. On July 29, 2025, the Eastern District of Kentucky issued an Order granting the stay of litigation requested by the CFPB while it works to promulgate a new rule-making process to revise the rule’s scope, definitions and timing. Compliance deadlines remain in place for now, but the ultimate obligations could change materially. At this time the substance and timing of the revised rule is uncertain, and it is possible it could adversely affect our business. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of state and federal legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which we must adhere.

The rapidly evolving regulatory environment relating to privacy, data protection, and cybersecurity, along with increased scrutiny from consumers and their advocates and increased complexity in our organizational structure, demands careful attention to our own processing of personal information and processing by third parties acting on our behalf. For example, we’ve seen an increase in third-party arrangements, including, for example, with lead aggregators, bank partners, Lending as a Service partners and affiliate relationships. Our failure, or any failure by third parties with whom we do business, to comply with applicable laws or regulations or contractual obligations required by our business partners relating to privacy, data protection, or cybersecurity, and even a perceived failure, could damage our reputation, harm our ability to obtain market adoption, discourage existing and prospective members from using our products and services, require us to change our business practices, business partners or operational structure, or result in investigations, claims, or fines by governmental agencies and private plaintiffs, and other liabilities. Even in the absence of a challenge to our practices, we may incur substantial costs to implement new systems to comply with regulatory requirements, such as consumer requests concerning the processing of their personal information and to honor any choices that may be available to them by law.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 17,000,777 shares for issuance under our 2019 Equity Incentive Plan with 10,230,324 shares, net of vested and exercised shares, remaining available for issuance, 2,632,406 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 678,897 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2025, warrants to purchase 2,682,788 shares of our Common Stock issued in connection with our Corporate Financing, remain outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

The enactment of tax reform legislation and differences in interpretation of tax laws and regulations could adversely impact our financial position and results of operations.*

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. federal, state and local and non-U.S. tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), could increase our liability and adversely affect our after-tax profitability. We are currently evaluating the full impact of the OBBB Act on us. In addition, many countries and the Organisation for Economic Co-operation and Development have reached an agreement to implement a 15% global minimum tax (“Pillar Two”). Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred taxes in the future. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system that would exempt U.S.-parented multinationals from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has been reached yet. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar Two and any retaliatory taxes or actions may have on our business, operating results and financial condition. Additionally, U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $172.3 million, of which $17.7 million expires beginning in 2033 and $154.6 million carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $186.5 million which are set to begin expiring in 2030. As of December 31, 2024, the Company had federal and California research and development tax credit carryforwards of $21.9 million and $10.4 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2041, and the California research and development tax credit carryforwards are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Other limitations may also apply under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards and tax credits, even if we attain profitability.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation	8-K	001-39050	3.1	7/18/2025
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation	8-K	001-39050	3.2	7/18/2025
10.1*	Letter Agreement, dated July 14, 2025, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	7/14/2025
10.2*^	Amended and Restated Program Agreement, by and between Oportun, Inc. and Pathward, National Association, dated as of August 11, 2025.					x
10.3^	First Amendment to the Amended and Restated Program Agreement, by and between Oportun, Inc. and Pathward, National Association, dated as of September 26, 2025.					x
10.4*	Indenture between Oportun Issuance Trust 2025-C and Wilmington Trust, National Association, dated as of August 21, 2025.					x
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Principal Accounting Officer and SVP, Finance - Controller of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 5, 2025	By:	/s/ Joseph Schueller
Joseph Schueller
Senior Vice President, Finance – Controller
(Principal Financial Officer, Principal Accounting Officer and duly authorized signatory of the Registrant)