Form 10-K
period 2025-12-31
Oportun Financial Corp
filed 2026-02-27
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-39050
OPORTUN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware		45-3361983
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

1825 South Grant Street, Suite 850
San Mateo,	CA	94402
Address of Principal Executive Offices		Zip Code
(650) 810-8823
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OPRT	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2025 as reported by the Nasdaq Global Select Market on such date was approximately $234.6 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of registrant’s common stock outstanding as of February 18, 2026 was 44,500,268.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2026 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
•our ability to develop our technology, including our digital platform;
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
•We currently rely on Pathward N.A. (Pathward) to originate a substantial portion of our loans. If our relationship with Pathward terminates, or if Pathward were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.
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

Financial Health in America

According to a January 2026 survey by Bankrate, more than half of all Americans do not have enough savings to cover an unplanned expense of $1,000. When presented with an unexpected expense they cannot postpone, like a car that won’t start when one needs to get to work, or a required medical procedure, most people lack adequate savings and will typically require access to credit in order to cover their immediate need.

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

Our members are among the millions of hardworking Americans who are not well served by mainstream financial products. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a more financially healthy life. We believe our strong Net Promoter® Score ("NPS") of 77 for our personal loans demonstrates our success in providing our members with effective and easy to use solutions. For Oportun, serving our members means building their financial resiliency and ensuring that trustworthy and hardworking people always have access to responsible and affordable credit that fits their needs.

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

Consumers can become members and access our products through the Oportun Mobile App, the Oportun.com website, our telesales team, and through our retail locations. Collectively, these are our primary channels for onboarding and serving members. Through these channels, we help potential and current members become aware of our product offerings, in addition to our brand marketing (including online and broadcast media and outdoor advertising, including the presence of our 126 physical retail locations in some of the communities we serve) and direct marketing (including SMS/text, email, mail and offers made available through our Oportun Mobile App).

Credit Products—Since our founding in 2005, we have extended more than $21.8 billion in responsible credit through more than 8.0 million loans and credit cards, and helped over 1.3 million people who came to Oportun without a FICO® score to begin establishing a credit history. While many of the people who come to us are not well served by mainstream financial institutions due to limited credit history, we use billions of proprietary data points to score 100% of our loan applicants and offer our members responsibly designed and affordable credit products that are often otherwise unavailable to them.

Savings Product—Since 2015, our Set & Save™ product has allowed our members to set aside more than $12.5 billion for rainy days and other purposes, including an average of $1,800 in individual savings per member per year. Oportun uses algorithms that learn the financial habits of our members such as when their paychecks are deposited and for how much, the timing and cost of their recurring monthly expenses like rent and digital subscriptions, along with all the other small and large payments and deposits that are not regularly recurring. Through machine learning, Oportun gets a comprehensive and personalized profile of our members’ cash flow and very quickly learns how much a member can afford to set aside each day, without impacting their ongoing obligations and daily spending needs. For our members, saving money becomes effortless and their financial resiliency improves every day, as Oportun does all the hard math, budgeting, and money transferring that present the sort of daily obstacles that inhibit many people from having adequate savings when they most need it. In 2025, Set & Save was ranked the #1 Savings App by Bankrate.

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

Through the development and utilization of our sophisticated underwriting models, we can assess credit risk more effectively compared to other companies and traditional scoring models. We ingest billions of data points into our risk model development using traditional (e.g., credit bureau data) and alternative (e.g., bank transactional information, public records) data. This helps us to score 100% of the applicants who come to us seeking to borrow money, enabling us to serve more people while minimizing risk. In comparison, incumbent financial institutions relying on traditional credit bureau-based—and in some cases qualitative underwriting and/or legacy systems and processes—either decline or inaccurately underwrite loans due to their inability to properly evaluate applicants' credit, and most financial services platforms are focused on borrowers with more established credit histories and higher incomes and are not able to match our ability to effectively manage credit risk among people who may face challenges with their financial health.

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

The algorithms behind our Set & Save product intelligently utilize the nuances in transaction data to classify income and expenses with a high degree of accuracy. We classify financial obligations, credit, bills, and paychecks based on historical data to forecast a future financial picture for each member. We employ continuous learning to update these models with the most recent financial data, so we do not miss new trends in spending habits or income changes (e.g., new employers, subscription services, insurers, side jobs, sales, etc.). With 1.1 billion algorithmic transfers over the last 10+ years based on billions of data points, we have built an A.I. engine with a long track record of making financial health effortless for our members. This serves as a major competitive advantage in delivering new types of personalized and scalable financial services. Our technology, member-centric culture, and effective use of data and analytics enable us to efficiently help our members overcome financial challenges.

Our Strategy

Our current strategic priorities are to: (a) improve credit outcomes, targeting an annualized net charge-off rate between 9% and 11% over time; (b) fortify our business economics by both increasing our loan portfolio yield and maintaining tight expense controls; and (c) identify high-quality originations, ensuring that we continue to lay the foundation for responsible growth.

We believe we have several responsible growth opportunities. We believe we can increase the percentage of our lending that is on a secured basis where we see more than 600 basis points lower credit losses, more deeply penetrate our untapped total addressable market by expanding our store network into states where we do not yet have a physical presence, and grow our Lending as a Service lead generation program. Available only in California as of the end of 2023, Oportun now also offers secured personal loans ("SPL") in Texas, Florida, Arizona, New Jersey, Illinois, Nevada and Utah; however, through our partnership with Pathward, we have the opportunity to expand the coverage of our Secured Personal Loans up to approximately an additional 33 states. In addition, we plan to continue developing more cross-buying opportunities between our Set & Save savings product and our credit products, primarily through timely and relevant marketing to existing members via our mobile app. Growth will be considered where feasible, with careful attention to efficiency, scalability, and sustainable unit economics.

To expand our member base, we plan to efficiently invest in scaling the marketing capabilities for our credit and savings products, primarily through the use of A.I. Since 2020, Oportun has been expanding within new geographies, as a result of our partnership with Pathward, and we now offer our products nationwide. Using A.I. along with proprietary and third-party data, we are well-positioned to be highly targeted in reaching out to prospective new members, in addition to our existing 2.8 million members, with relevant and timely offers to help them on their path to financial health.

In addition to our direct-to-consumer channels, we reach incremental members through our Lending as a Service lead generation program. By entering Lending as a Service partnerships with other companies, we create new proprietary channels through which to offer our lending and financial services products, and acquire new members, fortifying our membership growth potential. We may seek to add additional Lending as a Service partners in the future, similar to our current partnerships with DolEx Dollar Express, Inc., Barri Financial Group (now consolidated into a single company “DolFinTech”), and Western Union where we collect leads from 465 of their retail locations.

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

Unsecured Personal Loans—Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. We charge fixed interest rates on our loans, which vary based on the amount disbursed and other factors, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 35.2%, respectively. The average loan size for loans we originated in 2025 was $3,098. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of their income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. As of December 31, 2025, we originate unsecured personal loans in 2 states through state licenses and in 39 states through our partnership with Pathward. This product is currently the majority of our revenue and profitability, and continues to have responsible opportunity for growth, benefiting from category growth as well as growth in our brand awareness outside of our historical regional operating footprint (leveraging our partnership with Pathward).

Secured Personal Loans—We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. This product allows our members to access larger loan sizes than they can with an unsecured loan, which is critical if the financial need they are addressing exceeds our unsecured lending limits for that member. Our secured personal loan business has significant growth potential as we expand geographic and channel availability and make more of our members aware of the product. Our competitive differentiation in secured personal loans comes from leveraging the member base, application flow, and business platform we have already built for unsecured personal loans – we underwrite borrowers seeking a personal loan for both an unsecured and secured loan, allowing them to choose the offer that fits best for them.

Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated in 2025 was $6,474. As of December 31, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 46 months and 33.0%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states and we are in the process of expanding into other states.

Set & Save—Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $12.5 billion and helped our members save an average of more than $1,800 annually.

Our Competition

In consumer finance, we compete with other consumer finance companies, financial technology companies and financial institutions, as well as other nonbank lenders serving consumers who do not have access to mainstream credit, including online marketplace lenders, point-of-sale lending, payday lenders, and auto title lenders and pawn shops focused on underserved borrowers. We may also face competition from companies that have not previously competed in the consumer lending market for borrowers with limited credit history. For example, we are already seeing that the companies commonly referred to as “challenger banks”, “digital banks”, or “neo-banks” offering low-cost digital-only deposit accounts are offering lending products catered to underserved borrowers. In addition, it is possible that, in competitive reaction to the challenger banks, traditional banks may introduce new approaches to small-dollar lending. While the consumer lending market is competitive, we believe that we can serve our target market with products that lead to better outcomes for consumers because they cost significantly less than other products used to fulfill similar borrowing needs and their responsible design supports consumer financial health. On the contrary, the offerings of payday, auto title and pawn lenders, for example, are provided at rates that are too expensive relative to the borrowers’ ability to pay, are often structured in a way that forces borrowers to become overextended, and typically lack the personalized touch that is essential to cultivating the trust of our target member base. Few banks or traditional financial institutions lend to individuals who have limited credit history. Those individuals that do have a credit score, but have a relatively limited credit history, also typically face constrained access and low approval rates for credit products.

The principal competitive factors in our sector include member approval parameters (often described informally as “credit box”), price, flexibility of loan terms offered, member convenience and member satisfaction. We believe our technology, responsible construction of our products, digital platform and superior member value proposition allow us to compete favorably on each of these factors. Going forward, however, our competition could include large traditional financial institutions that have more substantial financial resources than we do, and that can leverage established distribution and infrastructure channels. Additionally, new companies are continuing to enter the financial technology space and could deploy innovative solutions that compete for our members. See “Risk Factors—If we do not compete effectively in our target markets, our results of operations could be harmed” and “Risk Factors—Competition for our highly skilled employees is intense, and we may not be able to attract and retain the employees we need to support the growth of our business.”

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

•Employee Engagement – We conduct an annual engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our people strategies for the year ahead. Approximately 82% of our employees participated in our 2025 employee engagement survey, of which 81% reported that they were satisfied with Oportun as a place to work and 86% reported that they were proud to work at Oportun. Survey results are evaluated and shared across the organization, including our Board’s compensation and leadership committee, to identify areas of progress and areas for improvement. Based on feedback received this year, management implemented several initiatives to improve the employee experience through rewards and recognition, increased communication transparency, and streamlining processes and collaboration tools. As a result of our employee engagement efforts, we have been recognized as a Greater Bay Area Top Workplace for the past six years.

•Diversity and Inclusion – We believe that fostering innovation to serve our diverse customer base begins with building a diverse workforce. Our focus on diversity and inclusion is reflected throughout our organization, starting at the highest level. Currently, seven members of our Board identify as women or members of an underrepresented group and the majority of our leadership team identifies as either women or members of an underrepresented group. The majority of Oportun employees identify as women or members of an underrepresented group. We define the leadership team as Directors, Senior Directors, Vice Presidents and above, inclusive of the Board. We have nine employee resource groups focused on our Asian, Black, Hispanic/Latinx, LGBTQ+, early career individuals, disability/accessibility, veteran, environmental enthusiasts, and women communities. We are committed to fostering a culture of diversity, equity and inclusion; providing comprehensive training and leadership development programs; and continuing to increase diverse representation at every level of the Company.

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

We had 2,405 full-time and 83 part-time employees worldwide as of December 31, 2025. This includes 332 corporate employees in the United States, of which 169 employees are dedicated to technology, risk, analytics, and data science.

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

As of December 31, 2025, we relied on Pathward to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 2 states in the United States. In the years ended December 31, 2025 and 2024, Pathward originated approximately 98% and 92% of aggregate personal loan originations, respectively.

In 2025, we entered into an amended and restated program agreement, as amended, to extend our partnership with Pathward through 2029, which replaced the prior agreement in its entirety and governs the ongoing terms of our relationship. The amended and restated program agreement has an initial term of four years and will automatically renew for successive two-year periods following the initial four-year term, unless either party provides notice of its intent to not renew.

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of December 31, 2025 and 2024, members with repeat loans comprised 77% and 79%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 88% of our total assets and our Asset-backed notes at fair value represented 9% of our total liabilities as of December 31, 2025. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

We recorded net income of $25.2 million for the year ended December 31, 2025, primarily due to a net decrease in fair value and decreased operating expenses, and we recorded a net loss of $78.7 million for the year ended December 31, 2024, primarily due to a net decrease in fair value and increased cost of debt. We also experienced net losses prior to 2024.

We have in the past and may in the future take actions to streamline our operations, and such cost reduction efforts may adversely affect us in unforeseen ways, including interfering with our ability to achieve our business objectives; challenging our ability to effectively manage all aspects of our business operations; causing concerns from current and potential employees, vendors, partners and other third parties with whom we do business; and increasing the likelihood of turnover of other key employees, all of which may have an adverse impact on our business. Our plans may also change as we continue to refocus on reducing operating costs and streamlining operations. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Developing and incorporating new technologies, including A.I., into our products and services may require significant investment, take considerable time, and ultimately may not be successful. The rapid evolution of A.I. may require us to allocate additional resources to help implement A.I. in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of models or other systems, which may be costly. We have and will continue to develop and incorporate A.I. solutions and features into our models and our business, and these solutions and features may become more important to our operations, future growth or competitiveness over time. We may rely on A.I. solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from A.I. in a timely or cost-effective manner. If we are not able to effectively implement technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our members and strategic partners, demand for our products and services may decrease. Furthermore, our technology may become obsolete or uncompetitive, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems.

As with many disruptive innovations, new technologies present risks and challenges that could affect their adoption, and therefore our business. A.I. and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of A.I. and related technologies could negatively impact demand for our products and services or hinder our ability to attract new members and strategic partners. The regulatory framework for A.I. and machine learning technologies is evolving and remains uncertain. Additionally, numerous U.S. states have proposed, and in certain cases enacted, legislation restricting the use of A.I. or imposing obligations in connection with its use, including by addressing forms of automated decision-making. For example, on September 23, 2025, the California Privacy Protection Agency’s regulations under the CCPA, which address, among other matters, obligations for businesses that use automated decision-making for “significant decisions” about

California consumers, were approved. These regulations became effective January 1, 2026, with phased compliance deadlines relating to automated decision-making commencing in 2027. In addition, the California Privacy Protection Agency has begun coordinating with state attorneys general to enhance enforcement and policy development around privacy and artificial intelligence, underscoring that A.I. governance remains a priority area of focus for both state and federal regulators. It is likely that new laws and regulations will be adopted, or existing laws and regulations may be interpreted in new ways, that would affect our business, products and services and the way in which we use A.I., including with respect to fair lending laws. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving laws, regulations, and industry standards, and we may be required to implement substantial changes to our processes and procedures, and to incur substantial costs, to make these adaptations. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.

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

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense and we may not be able to replace, attract and retain key personnel. We do not maintain key-man insurance for our senior management team. The loss of the service of our senior management team or key team members, and the process to replace any of them, or the inability to attract additional qualified personnel as needed, all of which would involve significant time and expense, could harm our business and impact our ability to recruit and retain personnel. Our key management personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our key management personnel could have an adverse effect on our business. If the management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

We recently announced that Raul Vazquez, our Chief Executive Officer, will transition out of his role no later than April 3, 2026. The loss of key personnel, including members of senior management and others could disrupt our operations and negatively impact our ability to attract, integrate, retain and motivate employees, and have an adverse effect on our business. In particular, it could adversely impact our internal control environment, divert employee and management attention from ongoing business activities and strategic objectives, negatively affect employee morale and retention, and damage company culture. There can be no assurance that any of our other key personnel will remain with us, that the costs associated with retaining current key personnel and hiring new key personnel will be favorable or acceptable to us or that new key personnel will be as successful as their predecessors.

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

As of December 31, 2025, 34%, 25%, 11%, 6% and 4% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan origination, servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our partner banks' federal bank regulators (the Federal Reserve Board, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation) and our consumer financial services regulators, including state regulators, the CFPB, and requirements under the FTC’s Safeguards Rule to impose and oversee contractual information security obligations on certain qualifying third parties, which could increase the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. We could be adversely impacted to the extent our vendors and partners fail to comply with the legal requirements applicable to the particular products or services being offered. Moreover, if our bank partners or their regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions. In addition, the prudential regulators have issued regulatory guidance focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of relationships with third-party service providers. In 2024, following the bankruptcy of a fintech platform, regulators have expanded expectations for third-party oversight by banks engaged in bank partnership programs. If regulators conclude that our bank partners have not met the heightened standards for oversight of their third-party service providers, any resulting regulatory action could have an adverse effect on their ability to fulfill their contractual obligations to us which could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2025, we had 1,580 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 210 employees as of December 31, 2025. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

Health epidemics or other outbreaks may adversely impact our business and results of operations.

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

We are unable to predict the future path or impact of any global or regional health epidemics or other outbreaks. An extended period of disruption as a result of a health epidemic or public health outbreaks, may negatively impact us, as well as our members, vendors, and partners.

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

Federal and state agencies have broad enforcement powers over us, including powers to periodically examine and continuously monitor our operations and to investigate our business practices. These agencies have broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. State attorneys general have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws. For example, Section 1042 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies against entities within their jurisdiction. State attorneys general also have a variety of legal mechanisms at their disposal to enforce state and federal consumer financial laws and have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves or with other regulators to enter into coordinated actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

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

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury laws, actions alleging violations of the Americans with Disabilities Act, discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans and other consumer financial services and products. The current federal and state regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business or adversely affect our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

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

We use internet-based loan processes to obtain application information, distribute certain legally required notices to applicants and borrowers, and to obtain electronically signed loan documents in lieu of paper documents with wet borrower signatures obtained in person. These processes may entail greater risks than would paper-based loan origination processes, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of their signature or of the loan documents, risks that a court of law may not enforce electronically signed loan documents and risks that, despite controls, unauthorized changes are made to the electronic loan documents or electronic signature records are lost, corrupted, or deleted. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against the borrowers, or impair our ability to service our loans, the value of our loan assets would decrease significantly to us and to our whole loan purchasers, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.

The CFPB has broad authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities, and if the CFPB were to determine that we were engaging in activities that pose risks to consumers it may conduct on-site examinations of our business on a periodic basis.

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

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act (“GLBA”), are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (“CCPA”), as augmented and otherwise amended by the California Privacy Rights Act of 2020, imposes significant requirements on businesses processing consumer personal information, principally around enabling and honoring consumer choices related to such processing. Regulations under the CCPA have now been finalized addressing, among other matters, the use of automated decision-making technology (“ADMT”) in “significant decisions.” The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the GLBA. In some cases, these laws also contain broader exemptions for entities, such as financial institutions, that are subject to the GLBA; however, these exemptions may not exempt us completely from these laws, and their scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. Violations of the CCPA can result in civil penalties assessed by the California Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. These developments reflect the continued evolution of state privacy regulation and the potential for expanding obligations on businesses that use consumer data. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for accountability, oversight, risk assessments, encryption, and multi-factor authentication to protect all forms of customer information. Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. On July 29, 2025, the Eastern District of Kentucky issued an Order granting the stay of litigation requested by the CFPB while it works to promulgate a new rule-making process to revise the rule’s scope, definitions and timing. Compliance deadlines remain in place for now, but the ultimate obligations could change materially. At this time the substance and timing of the revised rule is uncertain, and it is possible it could adversely affect our business. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of state and federal legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which we must adhere.

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

We currently have bank partnership programs with Pathward to offer unsecured personal loans, secured personal loans, and provide deposit accounts, and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. States are also introducing and passing legislation designed to examine these programs by defining who has the “predominant economic interest” in the loan transaction and prohibiting such entity from collecting interest and fees above state mandated caps. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 17,000,777 shares for issuance under our 2019 Equity Incentive Plan with 9,917,257 shares, net of vested and exercised shares, remaining available for issuance, 2,632,406 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 646,867 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our Common Stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2025, the warrants to purchase 2,682,788 shares of our Common Stock issued in connection with our Corporate Financing, remain outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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
•developments relating to any reductions in force or other streamlining measures; and
•other risks and uncertainties described in these risk factors.

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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. federal, state and local and non-U.S. tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), could increase our liability and adversely affect our after-tax profitability. We are currently evaluating the full impact of the OBBB Act on us. In addition, many countries and the Organisation for Economic Co-operation and Development (the “OECD”) have reached an agreement to implement a 15% global minimum tax (“Pillar Two”). However, on January 5, 2026, the OECD announced a side-by-side elective safe harbor that would exempt U.S.-parented multinationals from certain provisions of Pillar Two for fiscal years beginning on or after

January 1, 2026. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar Two and any retaliatory taxes or actions may have on our business, operating results and financial condition. Additionally, U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $150.9 million, all of which carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $136.8 million which are set to begin expiring in 2031. As of December 31, 2025, the Company had federal and California research and development tax credit carryforwards of $19.6 million and $8.4 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2041, and the California research and development tax credits are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Other limitations may also apply under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards and tax credits, even if we attain profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management process is aligned with our enterprise risk management framework and policy, which supports our efforts to identify, assess, and manage risks arising from cybersecurity threats. As part of our integrated approach to risk management, and to help safeguard the confidentiality, integrity and availability of our data and systems, we maintain a comprehensive information security program that is comprised of administrative and technical controls, cybersecurity, technology and privacy policies and procedures, management oversight, accountability structures, and technology design processes (collectively, our “Information Security Program”).

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

Our Information Security Program includes a cyber incident response plan that provides controls and procedures designed to enable swift response, remediation, and timely and accurate reporting of any material cybersecurity incident.

We also maintain an internally staffed cybersecurity operation center, which performs security monitoring and is directly responsible for our efforts to monitor, prevent, and detect cybersecurity incidents, as well as for appropriate and timely escalations concerning cybersecurity incidents that are discovered. Under our Information Security Program, identified cybersecurity events and incidents are reported to our dedicated incident response team, which includes various members of our legal and compliance teams, information security team, relevant business teams, executive management, and, as warranted, our third-party security, audit, and consulting partners. Our program also retains an external third-party firm to activate as a supplement in the event of a significant security incident.

To promote organization-wide attention to information security issues, we conduct mandatory employee training on cybersecurity and information security and provide ongoing cybersecurity and information security education and awareness, such as mock phishing attacks, incident simulations, and awareness materials.

Governance

As delegated by our Board, the Audit and Risk Committee of the Board is responsible for oversight of our risk management process and framework which is designed to monitor and manage strategic and operational risks, including information security risk. Our senior management, including our Chief Technology Officer, is responsible for the oversight of our information systems and Information Security Program. Our Information Security is supported by our information security governance, risk and compliance, cybersecurity operations, and security architecture teams, which are led by our Head of Information Security, who reports to our Chief Technology Officer, and is composed of experienced and skilled personnel who are responsible for our security assurance, risk and operational management. Our Head of Information Security maintains responsibility for the regular assessment and management of cybersecurity risks, including by direct work implementing the Information Security Program and by supervising our information security team. Our Chief Technology Officer has over 20 years of experience in information technology and systems infrastructure and holds an advanced degree in computer engineering, and our Head of Information Security has over 12 years of experience in cybersecurity, investigations, compliance, and cyber-risk management, within the high-tech and financial services industries.

Our Chief Technology Officer and Head of Information Security provide the Audit and Risk Committee with no less than quarterly updates on the status of the Information Security Program, cybersecurity, information systems and any material security incidents, or more frequently if circumstances warrant, including on topics related to information security, data privacy and cyber risks and mitigation strategies.

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

Item 2. Properties
Our corporate headquarters is located in San Mateo, California pursuant to a lease expiring in November 2031. In early 2026, we transitioned our operations from our office space in San Carlos, California to our San Mateo headquarters, since our office space in San Carlos expired in February 2026. We believe that our San Mateo facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms. As of December 31, 2025, we leased additional facilities and office space in California, Mexico, and India. We also operate retail locations and co-locations throughout the United States.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Oportun's common stock has been listed for trading on the Nasdaq Global Select Market since September 26, 2019 under the symbol "OPRT". As of February 18, 2026, we had 136 registered stockholders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name or held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 19-year lending history, we have extended more than $21.8 billion in responsible credit through more than 8.0 million loans and credit cards. We have been certified as a Community Development Financial Institution (“CDFI”) by the U.S. Department of the Treasury since 2009.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save product. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of December 31, 2025, our personal loan products are also available over the phone or through our 126 retail locations, and 465 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. We charge fixed interest rates on our loans, which vary based on the amount disbursed, applicable state law, and other factors, with a cap of 36% annual percentage rate (“APR”) in all cases. As of December 31, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 35.2%, respectively. The average loan size for loans we originated in 2025 was $3,098. As of December 31, 2025, we originated unsecured personal loans in 41 states, primarily through our partnership with Pathward.

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated in 2025 was $6,474. As of December 31, 2025, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 46 months and 33.0%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $12.5 billion and helped our members save an average of more than $1,800 annually.

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

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense. We have issued one-, two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations at a fixed Cost of Debt. As of December 31, 2025, since 2015, we have participated in 27 sponsored or co-sponsored amortizing and revolving bond offerings in the asset-backed securities market, all of which include tranches that have been rated investment grade.

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

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2025 and 2024. For similar financial and operating metrics and discussion of our 2024 results compared to our 2023 results, refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 20, 2025.

	As of or for the Year Ended December 31,
(in thousands of dollars)	2025	2024
Key Financial and Operating Metrics
Aggregate Originations	$1,956,781	$1,775,304
Portfolio Yield	33.1%	33.5%
30+ Day Delinquency Rate	4.9%	4.8%
Annualized Net Charge-Off Rate	12.0%	12.0%

Other Metrics
Managed Principal Balance at End of Period	$2,914,038	$2,973,537
Owned Principal Balance at End of Period	$2,738,985	$2,678,232
Average Daily Principal Balance (1)	$2,701,702	$2,766,634
(1) As of December 31, 2024, Average Daily Principal Balance included $83.6 million related to credit card receivables. On November 12, 2024, the Company completed the sale of its credit cards receivable portfolio to a third-party credit card marketer and servicer.

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $1.96 billion for the year ended December 31, 2025, from $1.78 billion for the year ended December 31, 2024, representing a 10.2% increase. The increase was driven by growth in returning‑member originations and expansion of our SPL product to eight states, and increase in referral-driven originations. We also continued a targeted loan program which offers small, short‑term loans to applicants who do not qualify for our principal loan products to help build payment history and potentially transition borrowers into our core products. These gains were partially offset by strategic underwriting changes implemented in 2025 in response to macro conditions, that reduced approval rates and average loan size.

Portfolio Yield

Portfolio yield decreased to 33.1% for the year ended December 31, 2025, from 33.5% for the year ended December 31, 2024. The decrease was primarily due to changes in product mix, and vintage mix, and partially offset by higher origination fees.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate increased 13 basis points to 4.9% as of December 31, 2025, from 4.8% as of December 31, 2024. The increase was primarily due to a higher proportion of originations to new members in the first half of 2025.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate of 12.0% for the year ended December 31, 2025 was in line with the 12.0% attained in 2024.

Historical Credit Performance

Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-off Rate was 6.8% in 2021, lower than our historical norms. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due the impact of historically high inflation, the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards returning members to improve credit outcomes. The Annualized Net Charge-off Rate for the years ended December 31, 2025 and 2024 were both 12.0%. On a dollar basis for the year ended December 31, 2025, Net Charge-offs decreased by $5.9 million, while our average daily principal balance declined by 2%, when compared to the year ended December 31, 2024. For the year ended December 31, 2025, the back book, loans originated prior to our significant credit tightening actions in July 2022, had principally run off and made-up less than 1% of the loans receivable, although contributing 5% of gross charge-offs for three months ended December 31, 2025. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through December 31, 2025, divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2015, excluding loans originated from July 2017 to August 2020 and beginning December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement. Cumulative net lifetime loan losses for the 2015, 2016, 2017, and 2018 vintages increased partially due to the delay in tax refunds in 2017 and 2019, the impact of natural disasters such as Hurricane Harvey, and the longer duration of the loans. The 2018 and 2019 vintages were increasing due to the COVID-19 pandemic. The 2021 vintage is experiencing higher charge-offs than prior vintages primarily due to a higher percentage of loan disbursements to new members. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members beginning in the third quarter of 2022. In the second half of 2023 we did further tightening and shortened average term length which resulted in stronger performance of the 2023 vintages in the second half of the year as compared to the 2022 vintages for the same period. Higher costs for food, fuel, and rent along with macro-economic uncertainty have continued to put pressure on our members through the end of 2025. We employ collection strategies and tools to help customers make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help customers address payment difficulties; and eased customer access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

	Year of Origination
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Dollar weighted average original term for vintage in months	22.3	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6
Net lifetime loan losses as of December 31, 2025 as a percentage of original principal balance	7.1%	8.0%	8.2%	9.8%	10.8%	9.0%	18.4%	21.9%*	13.8%*	6.1%*
Outstanding principal balance as of December 31, 2025 as a percentage of original amount disbursed	—%	—%	—%	—%	0.1%	0.3%	0.8%	6.5%	26.6%	56.1%
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

Results of Operations

The following tables and related discussion set forth our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024. For a discussion regarding our operating and financial data for the year ended December 31, 2024, as compared to the same period in 2023, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025.

	Years Ended December 31,
(in thousands of dollars)	2025	2024
Revenue
Interest income	$893,222	$925,468
Non-interest income	63,463	76,307
Total revenue	956,685	1,001,775
Less:
Interest expense	231,503	238,158
Total net decrease in fair value	(319,345)	(468,413)
Net revenue	405,837	295,204
Operating expenses:
Technology and facilities	142,441	166,177
Sales and marketing	70,596	66,973
Personnel	79,949	87,166
Outsourcing and professional fees	34,795	36,847
General, administrative and other	33,980	53,218
Total operating expenses	361,761	410,381
Income (loss) before taxes	44,076	(115,177)
Income tax expense (benefit)	18,830	(36,495)
Net income (loss)	$25,246	$(78,682)

Total revenue

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Revenue
Interest income	$893,222	$925,468	$(32,246)	(3.5)%
Non-interest income	63,463	76,307	(12,844)	(16.8)%
Total revenue	$956,685	$1,001,775	$(45,090)	(4.5)%
Percentage of total revenue:
Interest income	93.4%	92.4%
Non-interest income	6.6%	7.6%
Total revenue	100.0%	100.0%

Interest income. Total interest income decreased by $32.2 million, or 3.5%, from $925.5 million for 2024 to $893.2 million for 2025. The decrease is primarily attributable to a decline in our Average Daily Principal Balance, which declined from $2.77 billion for 2024 to $2.70 billion for 2025, a decrease of 2.3%, primarily due to the sale of our credit card portfolio, This was additionally driven by a decrease in portfolio yield of 39 basis points in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to secured personal loans—which generally carry lower contractual yields than our unsecured personal loans—representing a larger portion of our originations.

Non-interest income. Total non-interest income decreased by $12.8 million, or 16.8%, from $76.3 million for 2024 to $63.5 million for 2025. The decrease was primarily driven by a $6.8 million decline in interest earned on Set & Save member accounts, a $3.7 million decline attributable to the sale of the credit card portfolio, a $3.2 million decrease in subscription revenue, and a $2.0 million decrease in servicing and documentation fees. These decreases were partially offset by a $1.3 million increase in gain on loan sales and a $1.2 million increase in income from our strategic partnerships.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$231,503	$238,158	$(6,655)	(2.8)%
Percentage of total revenue	24.2%	23.8%
Cost of Debt	8.2%	8.4%

Interest expense decreased by $6.7 million, or 2.8%, from $238.2 million for 2024 to $231.5 million for 2025. Our Average Daily Debt Balance decreased from $2.85 billion to $2.82 billion for 2025, a decrease of 0.8%. Our Cost of Debt has decreased primarily due to higher cost asset-backed securitizations being replaced with lower cost asset-backed securitizations.

See Note 8, Borrowings, in the Notes to the Consolidated Financial Statements included elsewhere in this report for further information on our Interest expense and our borrowings.

Total net decrease in fair value

Total net decrease in fair value in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes at fair value on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. As of December 31, 2025 we also had a derivative instrument related to our bank partnership program with Pathward. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$32,953	$(1,706)	$34,659	*
Fair value mark-to-market adjustment on asset-backed notes	(17,820)	(72,089)	54,269	*
Fair value mark-to-market adjustment on derivatives	(15,018)	4,464	(19,482)	*
Total fair value mark-to-market adjustment	115	(69,331)	69,446	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(325,547)	(331,413)	5,866	*
Net settlements on derivative instruments	6,087	7,531	(1,444)	*
Fair value mark on loans sold	—	(75,200)	75,200	*
Total net decrease in fair value	$(319,345)	$(468,413)	$149,068	*
Percentage of total revenue:
Fair value mark-to-market adjustment	—%	(6.9)%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(34.0)%	(33.1)
Total net decrease in fair value	(34.0)%	(40.0)%
Discount rate	6.26%	7.92%
Remaining cumulative charge-offs	12.28%	11.68%
Average life in years	1.06	1.11
* Not meaningful

Net decrease in fair value for 2025 was $319.3 million. This amount represents a total fair value mark-to-market increase of $0.1 million on Asset-backed notes, Loans Receivable at Fair Value, and our derivative assets. The total fair value mark-to-market adjustment consists of a decrease in the discount rate from 7.92% as of December 31, 2024 to 6.26% as of December 31, 2025, partially offset by a $33.0 million mark-to-market adjustment on Loans Receivable at Fair Value due to an increase in remaining cumulative charge-offs from 11.68% as of December 31, 2024 to 12.28% as of December 31, 2025 and a decrease in average life from 1.11 years as of December 31, 2024 to 1.06 years as of December 31, 2025. The $17.8 million mark-to-market adjustment on Asset-backed notes is due to falling rates and narrowing asset-backed securitization spreads. The net decrease in charge-offs, net of recoveries, for 2025 was $325.5 million.

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

See Item 1A. Risk Factors for further discussion of the risks associated with our fair value elections on our financial statements.

Charge-offs, net of recoveries

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Total charge-offs, net of recoveries	$325,547	$331,413	$(5,866)	(1.8)%
Average Daily Principal Balance	2,701,702	2,766,634	(64,932)	(2.3)%
Annualized Net Charge-Off Rate	12.0%	12.0%

Net Charge-Offs decreased by $5.9 million for the year ended December 31, 2025. The annualized net charge-off rate increased 7 basis points due to a 2.3% decrease in average daily principal balance, offset by a 1.8% decrease in total charge-offs net of recoveries. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees, and general, administrative and other expenses. We anticipate operating expenses to be substantially flat in 2026 as compared to 2025.

Technology and facilities

Technology and facilities expense is the largest segment of our operating expenses, representing the costs required to build and maintain our multi-channel platform, and consists of three components. The first component comprises costs associated with our technology, engineering, information security, cybersecurity, platform development, maintenance, and end user services, including fees for consulting, legal and other services as a result of our efforts to grow our business, as well as personnel expenses. The second component includes rent for retail and corporate locations, utilities, insurance, telephony costs, property taxes, equipment rental expenses, licenses and fees, and depreciation and amortization. Lastly, the third component includes all software licenses, subscriptions, and technology service costs to support our corporate operations, excluding sales and marketing.

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Technology and facilities	$142,441	$166,177	$(23,736)	(14.3)%
Percentage of total revenue	14.9%	16.6%

Technology and facilities expense decreased by $23.7 million, or 14.3%, from $166.2 million for 2024 to $142.4 million for 2025. The decrease is primarily due to a $6.4 million reduction in amortization, driven by the write-off of certain credit card portfolio software and lower amortization of other internally developed software assets, a $3.8 million increase in capitalization of internally developed software, a $3.3 million decrease in our outsourcing and professional fees, a $2.6 million decrease in amortization of intangible assets, a $2.5 million decrease in office rent due to the 2024 impairment of a right-of-use asset related to our San Carlos office, and a $2.0 million decrease in software costs due to lower usage and lower renewal costs. The decrease was also driven by a $1.6 million decrease in depreciation of computer hardware and leasehold improvements following store closures and a $1.2 million decrease primarily due to the absence of termination fees incurred in 2024 related to discontinued products

Sales and marketing

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

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages and CAC)	2025	2024	$	%
Sales and marketing	$70,596	$66,973	$3,623	5.4%
Percentage of total revenue	7.4%	6.7%
Customer Acquisition Cost (CAC)	$117	$125	$(8)	(6.4)%

Sales and marketing expenses to acquire our members increased by $3.6 million, or 5.4%, from $67.0 million for 2024 to $70.6 million for 2025. Our increase in sales and marketing expenses during the year ended December 31, 2025 was primarily attributable to a $1.2 million increase in direct mail marketing volume and a $1.1 million increase in our customer referral program. Sales and marketing expense also increased due to a $1.0 million increase in salaries and benefits. As a result of our increase in number of loans originated during the year ended December 31, 2025, our CAC decreased by 6.4%, from $125 for the year ended December 31, 2024, to $117 for the year ended December 31, 2025.

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

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Personnel	$79,949	$87,166	$(7,217)	(8.3)%
Percentage of total revenue	8.4%	8.7%

Personnel expense decreased by $7.2 million, or 8.3%, from $87.2 million for 2024, to $79.9 million for 2025. The decrease is primarily driven by our workforce optimization efforts in 2023 and 2024.

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

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Outsourcing and professional fees	$34,795	$36,847	$(2,052)	(5.6)%
Percentage of total revenue	3.6%	3.7%

Outsourcing and professional fees decreased by $2.1 million, or 5.6%, from $36.8 million for 2024 to $34.8 million for 2025. The decrease is primarily attributable to a $2.9 million decrease in professional consulting services, a $1.3 million decrease in legal fees, and a $1.1 million decrease in outsourced services. These were offset by a $2.2 million increase in expenses associated with debt recovery and court filings and $1.1 million increase in credit reports due to increased loan application volume.

General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, debit card expenses, litigation reserve, expenses related to workforce optimization and streamlining operations, acquisition-related expenses, and shareholder activism.

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
General, administrative and other	$33,980	$53,218	$(19,238)	(36.1)%
Percentage of total revenue	3.6%	5.3%

General, administrative and other expense decreased by $19.2 million, or 36.1%, from $53.2 million for 2024, to $34.0 million for 2025, primarily due to a $9.0 million decrease primarily related to interest of deferred costs related to our Acquisition Financing, which was terminated in November 2024, a $6.7 million decrease related to impairment of right-of-use asset and fixed asset disposal of our San Carlos office, a $2.8 million decrease related to the 2024 sale of the credit card portfolio and aged vendor balances, a $2.2 million decrease from costs associated with our 2024 debt extinguishment, a $2.1 million decrease in bank origination fees, and $2.1 million decrease from our lower costs related to our workforce optimization. These decreases were partially offset by a $5.2 million increase related to activism and proxy efforts, and a $2.3 million increase in postage and printing driven by higher volumes of operational and collections related customer communications.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the years ended December 31, 2025 and 2024 we recognized tax expense (benefit) attributable to U.S. federal, state and foreign income taxes.

	Year Ended December 31,		2025 vs. 2024 Change
(in thousands, except percentages)	2025	2024	$	%
Income tax expense (benefit)	$18,830	$(36,495)	$55,325	151.6%
Percentage of total revenue	2.0%	(3.6)%
Effective tax rate	42.7%	31.7%

Income tax expense increased by $55.3 million or 151.6%, from $36.5 million benefit for 2024 to $18.8 million expense for 2025, primarily due to having a higher pre-tax income for 2025, compared to a pre-tax loss in 2024.

Valuation Allowance. As of December 31, 2025, we have $65.8 million of U.S. net deferred tax assets, of which $62.9 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

Portfolio yield is the expected interest and fees collected from the loans and credit cards as an annualized percentage of outstanding principal balance. Portfolio yield is based upon (a) the contractual interest rate, reduced by expected delinquencies and interest charge-offs and (b) late fees, net of late fee charge-offs based upon expected delinquencies. Origination fees are not included in portfolio yield for personal loans since they are recognized into income at origination.

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

Non-GAAP Financial Measures

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Operating Expense, Adjusted Operating Expense Ratio, and Adjusted Return on Equity, can provide useful measures for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measures of financial performance calculated and presented in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:

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

Adjusted EBITDA

We define Adjusted EBITDA as our net income, adjusted to eliminate the effect of certain items as described below. We believe that Adjusted EBITDA is an important measure because it allows management, investors and our Board to evaluate and compare operating results, including return on capital and operating efficiencies, from period to period, by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of income taxes, certain non-cash items, variable charges and timing differences.

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
•We exclude the impact of certain non-recurring charges because we do not believe that these items reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, debt amendment, extinguishment, and warrant amortization costs.
•We also exclude fair value mark-to-market adjustments on the loans receivable portfolio and asset-backed notes carried at fair value because these adjustments do not impact cash.

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Year Ended December 31,
	2025	2024
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$32,953	$(1,706)
Fair value mark-to-market adjustment on asset-backed notes	(17,820)	(72,089)
Fair value mark-to-market adjustment on derivatives	(15,018)	4,464
Total fair value mark-to-market adjustment	$115	$(69,331)
(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value excludes mark-to-market adjustments associated with loans sold. See the section titled "Total net increase (decrease) in fair value" in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2025	2024
Net income (loss)	$25,246	$(78,682)
Adjustments:
Income tax expense (benefit)	18,830	(36,495)
Interest on corporate financing	35,729	51,135
Depreciation and amortization	41,470	52,186
Stock-based compensation expense	10,686	13,053
Other non-recurring charges (1)	16,579	34,019
Fair value mark-to-market adjustment	(115)	69,331
Adjusted EBITDA	$148,425	$104,547
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

•We believe it is useful to exclude the impact of certain non-recurring charges because we do not believe that these items reflect our ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, debt amendment, extinguishment and warrant amortization costs.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value to align with the 2023 accounting policy decision to account for new debt financings at amortized cost.

The following table presents a reconciliation of net income (loss) to Adjusted Net Income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Adjusted Net Income (in thousands)	2025	2024
Net income (loss)	$25,246	$(78,682)
Adjustments:
Income tax expense (benefit)	18,830	(36,495)
Stock-based compensation expense	10,686	13,053
Other non-recurring charges (1)	16,579	34,019
Net decrease in fair value of credit cards receivable	—	36,177
Mark-to-market adjustment on asset-backed notes	17,820	72,089
Adjusted income before taxes	89,161	40,161
Normalized income tax expense	24,073	10,843
Adjusted Net Income	$65,088	$29,318
Income tax rate (2)	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rates for the years ended December 31, 2025 and December 31, 2024, are based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings Per Share is a non-GAAP financial measure that allows management, investors, and our Board to evaluate the operating results, operating trends, and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Diluted earnings (loss) per share	$0.53	$(1.95)
Adjusted EPS
Adjusted Net Income	$65,088	$29,318

Basic weighted-average common shares outstanding	46,418,934	40,356,025
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,439,697	500,705
Diluted adjusted weighted-average common shares outstanding	47,858,631	40,856,730
Adjusted Earnings Per Share	$1.36	$0.72

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity for the years ended December 31, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Year Ended December 31,
(in thousands)	2025	2024
Return on Equity	6.8%	(20.8)%
Adjusted Return on Equity
Adjusted Net Income	$65,088	$29,318
Average stockholders’ equity	$371,946	$379,107
Adjusted Return on Equity	17.5%	7.7%

Adjusted Operating Expense and Adjusted Operating Expense Ratio

We define Adjusted Operating Expense as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, and debt amendment costs. We define Adjusted Operating Expense Ratio as Adjusted Operating Expense divided by Average Daily Principal Balance. We believe Adjusted Operating Expense is an important measure because it allows management, investors and our Board to evaluate and compare its operating costs from period to period, excluding the impact of non-cash, stock-based compensation expense and certain non-recurring charges. We believe Adjusted Operating Expense Ratio is an important measure because they allow management, investors and our Board to evaluate how efficiently we are managing costs relative to revenue and Average Daily Principal Balance.

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the years ended December 31, 2025 and 2024:

	As of or for the Year Ended December 31,
(in thousands)	2025	2024
Operating Expense Ratio	13.4%	14.8%
Adjusted Operating Expense Ratio
Total operating expense	361,761	410,381
Stock-based compensation expense	(10,686)	(13,053)
Other non-recurring charges (1)	(8,206)	(15,988)
Total adjusted operating expenses	$342,869	$381,340

Average Daily Principal Balance	$2,701,702	$2,766,634

Adjusted Operating Expense Ratio	12.7%	13.8%
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

The following table summarizes our total liquidity reserves:

	As of or for the Year Ended December 31, 2025
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$105,525	N/A	$105,525
Restricted cash	93,409	N/A	93,409
Secured financing	1,139,091	204,833	934,258
Structured and Whole loan forward flow agreements	50,000	4,218	45,782
Total liquidity	$1,388,025	$209,051	$1,178,974

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Cash, cash equivalents and restricted cash	$198,934	$214,625
Cash provided by (used in)
Operating activities	413,409	393,522
Investing activities	(369,725)	(193,689)
Financing activities	(59,375)	(191,224)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $413.4 million and $393.5 million for the years ended December 31, 2025 and 2024, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $19.9 million increase in our net cash provided by operating activities is primarily driven by a $103.9 million increase in our net income, a $48.6 million increase attributed to changes in our deferred tax assets as a result of our year-end tax provision, $28.0 million increase related to our other assets and other liabilities, and $23.5 million increase from in proceeds from loan sales. These were partially offset by a $149.1 million decline in our fair value mark to market adjustment, $20.8 million decline in origination fees for loans sold and held for sale, $9.7 million decrease from depreciation and amortization, $4.8 million lower origination fees for Loans Receivable at Fair Value, net, and $2.3 million lower stock compensation expense, for the current year compared to prior year, respectively.

Investing Activities

Our net cash used in investing activities was $369.7 million and $193.7 million for the years ended December 31, 2025 and 2024, respectively. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash used in investing activities is primarily due to $237.1 million lower loan disbursements, $54.5 million decrease in proceeds from loan sales originated as held for investment, and $5.1 million lower capitalization of system development costs, which were partially offset by a $120.8 million decrease in repayments of loan principal for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Financing Activities

Our net cash used in financing activities was $59.4 million and $191.2 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, net cash used in financing activities was primarily driven by borrowings under our Asset-backed borrowings at amortized cost and borrowings on our Secured Financing, partially offset by amortization payments on our Asset-backed notes at fair value, Asset-backed borrowings at amortized cost, and repayments of borrowings on our Secured Financing and Corporate Financing. For the year ended December 31, 2024, net cash used in financing activities was primarily driven by amortization payments on our asset-backed notes and asset-backed borrowings and repayments of our Secured Financing and Acquisition and Corporate Financing facilities. These were partially offset by issuances of Asset-backed borrowings at amortized cost.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

As of December 31, 2025, we had $2.2 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of December 31, 2025, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of December 31, 2025, we had Secured Financings with warehouse lines of $1.1 billion in the aggregate with undrawn capacity of $934.3 million. On November 10, 2024, we terminated our Credit Card Warehouse facility, which had a commitment amount of $60.0 million at termination. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

On October 14, 2025, in connection with the closing of the Personal Loan Warehouse IV Facility (PLW IV), Oportun PLW IV Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW IV Facility has a revolving period ending in October 2028 and a borrowing capacity of $246.8 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 2.56%. The advance rate for the PLW IV Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On April 2, 2025, in connection with the closing of the Personal Loan Warehouse III Facility (PLW III), Oportun PLW III Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW III Facility has a revolving period ending in April 2027 and a borrowing capacity of $187.5 million. Borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread up to 3.18%. The advance rate for the PLW III Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On October 8, 2025, the PLW III Facility was amended. Prior to the amendment, borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread up to 3.34%.

On August 5, 2024, in connection with the closing of the Personal Loan Warehouse II Facility (PLW II), Oportun PLW II Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW II Facility has a revolving period ending in August 2027 and a borrowing capacity of $337.1 million. Borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 2.76%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. On October 8, 2025, the PLW II Facility was amended. Prior to the amendment, borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

On September 8, 2021, in connection with the closing of the Personal Loan Warehouse Facility (PLW), Oportun PLW Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank. The PLW Facility has a revolving period ending in September 2027, and a borrowing capacity of $367.7 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 2.84%. The advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%. The PLW Facility was amended in prior years, and most recently on October 10, 2025. Prior to the most recent amendment, the PLW Facility had a revolving period ending in September 2026; a borrowing capacity of $429.0 million, and borrowings accrued interest at a rate equal to, Term SOFR plus a weighted average spread of 3.35%.
Asset-Backed Borrowings at Amortized Cost

On October 17, 2025, we issued $441.2 million of Series 2025-D asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-D Securitization”). The 2025-D Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.77% per annum and a weighted average coupon of 5.69% per annum.

On August 21, 2025, we issued $538.5 million of Series 2025-C asset-backed notes secured by a pool of unsecured and secured personal installment loans (the "2025-C Securitization"). The 2025-C Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.29% per annum and weighted average coupon of 5.23% per annum.

On June 5, 2025, we issued $439.3 million of Series 2025-B asset-backed notes secured by a pool of unsecured and secured personal installment loans (the "2025-B Securitization"). The 2025-B Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.67% per annum and weighted average coupon of 5.57% per annum.

On January 16, 2025, we issued $425.1 million of Series 2025-A asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2025-A Securitization"). The 2025-A Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 6.95% per annum and weighted average coupon of 6.15% per annum.

On August 29, 2024, we issued $223.3 million of series 2024-2 asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2024-2 Securitization"). The 2024-2 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.22% per annum and weighted average coupon of 8.07% per annum.

On February 13, 2024, we issued $199.5 million of Series 2024-1 asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.60% per annum and weighted average coupon of 8.43% per annum.

On October 19, 2023, we entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”) 2023-A, pursuant to which the Company borrowed $197.4 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%. On November 10, 2025, we redeemed the 2023-A financing transaction. The financing was carried at amortized cost, and the unamortized costs were recognized in the Consolidated Statements of Operations as part of the Interest Expense.

On August 3, 2023 and April 26, 2024, we entered into separate forward flow whole loan sale agreements with institutional investors to sell up to $400.0 million and $150.0 million of personal loan originations, respectively. No loans were transferred under either agreement during the year ended December 31, 2025, as our sale commitments had been previously satisfied, but we do continue to service any loans transferred. Although each arrangement is structured as a whole loan sale and we would continue to service any loans transferred, the transfers do not qualify as sales for accounting purposes. As a result, the related loan assets remain on our balance sheet and the cash proceeds are recorded as secured borrowings within asset-backed borrowings at amortized cost, with interest expense recognized over the term.

Corporate Financing

We previously entered into the Original Credit Agreement, as defined below, which provided for a senior secured term loan with an initial borrowing capacity of up to $150.0 million and was subsequently amended to increase total borrowing capacity by up to an additional $75.0 million and modify certain terms (including the interest rate structure and certain covenant and repayment provisions). On November 14, 2024, the Original Credit Agreement (as amended) was terminated and the outstanding term loan was repaid in full in connection with the Credit Agreement described below.

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

Under the Credit Agreement, we were required to repay a combined $12.5 million and $27.5 million of the Term Loan, prior to July 31, 2025 and January 31, 2026, respectively. As of December 31, 2025, we have fully repaid the required $12.5 million and $27.5 million of principal. In addition, the Company made additional prepayments of $20 million, not subject to a prepayment premium, and $10 million subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium. As of December 31, 2025, the Company has made a total of $30.0 million of voluntary prepayments of principal, along with a total of $0.5 million in prepayment premiums.

As of December 31, 2025, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing and Corporate Financing, see Note 8, Borrowings of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans and credit card receivables, including non-performing loans originated as held for investment. For the twelve months ended December 31, 2025, we did not sell any such loans. For further information on these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Whole loan sales

In November 2022, we entered into a forward flow whole loan sale agreement with an institutional investor. Pursuant to this agreement, we have a commitment to sell a minimum of $2.0 million of our unsecured loan originations each month, with an option to sell up to $4.2 million each month, subject to certain eligibility criteria. The agreement is set to expire in December 2026, after being extended in December 2025.

In November 2023, we entered into a forward flow whole loan sale agreement with an institutional investor, under which we expect to sell approximately $100 million of our secured and unsecured personal loans in fiscal year 2026, subject to certain eligibility criteria. This agreement is scheduled to expire in November 2026.

The originations of loans sold and held for sale during the year ended December 31, 2025 were $140.3 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Bank Partnership Program and Servicing Agreement

In August 11, 2020 we entered into a bank partnership program with Pathward, which was subsequently amended and restated, effective August 11, 2025. Under the program, we are obligated to purchase an increasing percentage of loans originated by Pathward based on thresholds specified in the agreements. On September 26, 2025, we entered into an amendment to the program that simplified the partnership by providing that Pathward would cease retaining our loans by the end of February 2026.

Effective October 1, 2025, we were purchasing from Pathward 100% of all newly originated loans. The amendment also required us to acquire Pathward’s existing retained loan portfolio by February 2026. On October 3, 2025, we made an initial purchase of loans that were current or <30 days delinquent.

Contractual Obligations and Commitments

The material cash requirements for our contractual and other obligations primarily include those related our outstanding borrowings under our asset-backed notes, Secured Financing, corporate and retail leases, and purchase commitments for technology used in the business. See Note 8, Borrowings and Note 15, Leases, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included elsewhere in this report for more information.

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

We have audited the accompanying consolidated balance sheets of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity within conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Fair Value of Financial Instruments — Fair Value Estimate of Unsecured Personal Loans — Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

The Company’s loans receivable at fair value were valued as Level 3 financial instruments. The Company estimates the fair value of the Level 3 loans receivable using a discounted cash flow model based on estimated future cash flows, which considers unobservable inputs that require significant judgment. The model uses unobservable inputs that are inherently judgmental. The inputs reflect management’s best estimates of the assumptions a market participant would use to calculate fair value.

We identified the Company’s fair value estimate of unsecured personal loans as a critical audit matter because of the subjective process in determining significant inputs used to estimate the fair value. Auditing management’s estimate of unsecured personal loans receivable at fair value involved exercising subjective and complex judgments, required specialized skills and knowledge, and required an increased extent of audit effort, including obtaining audit evidence of the data sources used to estimate fair value, and understanding the assumptions applied and the nature of significant inputs utilized.

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
February 27, 2026

We have served as the Company's auditor since 2010.

OPORTUN FINANCIAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$105,525	$59,968
Restricted cash	93,409	154,657
Loans receivable at fair value	2,874,092	2,778,523
Capitalized software and other intangibles, net	71,698	86,588
Right of use assets - operating	9,441	9,775
Other assets	103,691	137,592
Total assets	$3,257,856	$3,227,103

Liabilities and stockholders' equity
Liabilities
Secured financing	$199,384	$535,469
Asset-backed notes at fair value	263,799	1,080,690
Asset-backed borrowings at amortized cost	2,192,649	984,333
Acquisition and corporate financing	143,663	203,751
Lease liabilities	11,468	18,200
Other liabilities	56,811	50,851
Total liabilities	2,867,774	$2,873,294
Note 15 Leases, Commitments and Contingencies

Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at December 31, 2025 and December 31, 2024; 44,709,065 shares issued and 44,437,042 shares outstanding at December 31, 2025; 36,383,879 shares issued and 36,111,856 shares outstanding at December 31, 2024	8	7
Common stock, additional paid-in capital	623,668	612,642
Accumulated deficit	(227,285)	(252,531)
Treasury stock at cost, 272,023 and 272,023 shares at December 31, 2025 and December 31, 2024	(6,309)	(6,309)
Total stockholders’ equity	390,082	353,809
Total liabilities and stockholders' equity	$3,257,856	$3,227,103
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue
Interest income	$893,222	$925,468
Non-interest income	63,463	76,307
Total revenue	956,685	1,001,775
Less:
Interest expense	231,503	238,158
Net decrease in fair value	(319,345)	(468,413)
Net revenue	405,837	295,204

Operating expenses:
Technology and facilities	142,441	166,177
Sales and marketing	70,596	66,973
Personnel	79,949	87,166
Outsourcing and professional fees	34,795	36,847
General, administrative and other	33,980	53,218
Total operating expenses	361,761	410,381

Income (loss) before taxes	44,076	(115,177)
Income tax expense (benefit)	18,830	(36,495)
Net income (loss)	$25,246	$(78,682)

Net income (loss) attributable to common stockholders	$25,246	$(78,682)

Share data:
Earnings (loss) per share:
Basic	$0.54	$(1.95)
Diluted	$0.53	$(1.95)
Weighted average common shares outstanding:
Basic	46,418,934	40,356,025
Diluted	47,858,631	40,356,025
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

For the Years Ended December 31, 2025 and 2024
	Common Stock			Warrants
	Shares	Par Value	Additional Paid-in Capital	Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2025	36,111,856	$7	$578,817	9,046,459	$33,825	$(252,531)	$(6,309)	$353,809
Issuance of common stock upon exercise of stock options, net of shares withheld	9,118	—	54	—	—	—	—	54
Stock-based compensation expense	—	—	11,426	—	—	—	—	11,426
Vesting of restricted stock units, net of shares withheld	1,952,397	—	(516)	—	—	—	—	(516)
Issuance of common stock upon exercise of warrants	6,363,671	1	22,737	(6,363,671)	(22,675)	—	—	63
Net income	—	—	—	—	—	25,246	—	25,246
Balance – December 31, 2025	44,437,042	$8	$612,518	2,682,788	$11,150	$(227,285)	$(6,309)	$390,082

Balance – January 1, 2024	34,469,053	$7	$565,124	4,193,453	$19,431	$(173,849)	$(6,309)	$404,404
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	13,965	—	—	—	—	13,965
Vesting of restricted stock units, net of shares withheld	1,642,803	—	(272)	—	—	—	—	(272)
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	4,853,006	14,394	—	—	14,394
Net loss	—	—	—	—	—	(78,682)	—	(78,682)
Balance – December 31, 2024	36,111,856	$7	$578,817	9,046,459	$33,825	$(252,531)	$(6,309)	$353,809
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$25,246	$(78,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,412	51,157
Fair value adjustment, net	319,345	468,413
Origination fees for loans receivable at fair value, net	(37,592)	(32,796)
Gain on loan sales	(5,640)	(6,010)
Stock-based compensation expense	10,686	12,989
Other, net	55,066	4,197
Originations of loans sold and held for sale	(140,347)	(119,551)
Proceeds from sale of loans	147,527	124,068
Changes in operating assets and liabilities	(2,294)	(30,263)
Net cash provided by operating activities	413,409	393,522
Cash flows from investing activities
Originations and purchases of loans held for investment	(1,762,766)	(1,525,656)
Proceeds from loan sales originated as held for investment	—	54,491
Repayments of loan principal	1,418,342	1,297,549
Capitalization of system development costs	(24,330)	(19,187)
Other, net	(971)	(886)
Net cash used in investing activities	(369,725)	(193,689)
Cash flows from financing activities
Borrowings under secured financing	1,038,112	742,066
Repayments of secured financing	(1,372,482)	(493,812)
Repayments of asset-backed notes at fair value	(834,711)	(771,403)
Borrowings under asset-backed borrowings at amortized cost	1,831,802	771,420
Repayments of asset-backed borrowings at amortized cost	(647,184)	(364,035)
Borrowings under acquisition and corporate financing	—	223,243
Repayments of acquisition and corporate financing	(71,259)	(285,663)
Payments of deferred financing costs	(3,253)	(12,768)
Net payments related to stock-based activities	(400)	(272)
Net cash used in financing activities	(59,375)	(191,224)
Net increase (decrease) in cash and cash equivalents and restricted cash	(15,691)	8,609
Cash and cash equivalents and restricted cash, beginning of period	214,625	206,016
Cash and cash equivalents and restricted cash, end of period	$198,934	$214,625

Supplemental disclosure of cash flow information
Cash and cash equivalents	$105,525	$59,968
Restricted cash	93,409	154,657
Total cash and cash equivalents and restricted cash	$198,934	$214,625

Cash paid for income taxes, net of refunds	$2,848	$1,043
Cash paid for interest	$194,720	$213,973
Cash paid for amounts included in the measurement of operating lease liabilities	$11,223	$12,518
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$3,622	$(4,413)
Non-cash investments in capitalized assets	$664	$1,354
Non-cash financing activities	$59,598	$58,729
See Notes to the Consolidated Financial Statements.

OPORTUN FINANCIAL CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2025

1.	Organization and Description of Business

Oportun Financial Corporation (together with its subsidiaries unless the context indicates otherwise, "Oportun," or the "Company") is a mission driven financial services company that puts its members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, the Company empowers members with the confidence to build a better financial future. Oportun takes a holistic approach to serving its members and views as its purpose to responsibly meet their current capital needs, help improve their financial profiles, increase their financial awareness and put them on a path to a financially healthy life. Oportun offers access to a comprehensive suite of products, offered either directly or through partners, including unsecured and secured lending, and savings. The Company is headquartered in San Mateo, California. The Company has been certified by the United States Department of the Treasury as a Community Development Financial Institution ("CDFI") since 2009.

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the Securities and Exchange Commission's ("SEC") definition of a “Smaller Reporting Company”, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are audited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

As of December 31, 2025, 34%, 25%, 11%, 6% and 4% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively. Owned principal balance related to borrowers from each of the remaining states of operation continues to be at or below 3%. As of December 31, 2024, 41%, 27%, 10%, 6% and 4% of the owned principal balance related to borrowers from California, Texas, Florida, Illinois and New Jersey, respectively, and the owned principal balance related to borrowers from each of the remaining states was at or below 3%.

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

Derivatives - Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value. Changes in fair value and settlements of derivative instruments are reflected in earnings as a component of "Net decrease in fair value" in the Consolidated Statements of Operations. The Company does not use derivative instruments for trading or speculative purposes. Based on the agreements entered into with Pathward for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. Oportun bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreements.

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

Impairment ‑ The Company reviews long-lived assets, including fixed assets, right of use assets and system development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired for the years ended December 31, 2025 and 2024, except as disclosed.

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

Asset-Backed Borrowings at Amortized Cost - Beginning 2023, the Company elected the amortized cost method to account for newly issued asset-backed borrowings. The Company determines amortized cost using the effective interest method, which allocates interest expense over the expected life of the financial instrument. Premiums, discounts and debt issuance costs are presented as part of the net carrying amount of the debt on issuance. Premiums are amortized from the carrying amount of the debt as a reduction to interest expense over the term. Discounts and debt issuance costs are accreted into the carrying amount of the debt and included in interest expense. The difference between the amortized cost and the amount paid at extinguishment or partial extinguishment of these borrowings is recognized in interest expense.

Acquisition and Corporate Financing ‑ Acquisition and Corporate Financing consists of two components, the Acquisition Financing and the Corporate Financing. The Acquisition Financing was used to fund the cash component of the purchase price for the Digit acquisition, as a result, the interest payments are recorded to General, administrative and other in the Consolidated Statements of Operations. The Acquisition Financing was fully repaid on November 14, 2024. The Corporate Financing is used to fund the operations of the Company, and the interest payments are recorded to Interest Expense in the Consolidated Statements of Operations. The Company reports issuance costs associated with these financings on its balance sheet as a direct reduction in the carrying amount of the notes, and they are amortized over the life of the notes using the effective interest method. The difference between the amortized cost and the amount paid at extinguishment or partial extinguishment of these financings is recognized in interest expense.

Revenue Recognition ‑ The Company’s primary sources of revenue consist of interest and non-interest income.

Interest Income

Interest income includes interest and fees on loans. Generally, the Company’s loans require semi-monthly or biweekly borrower payments of interest and principal. Fees on loans include billed late fees offset by charged-off fees. The Company charges borrowers a late fee if a scheduled installment payment becomes delinquent. Depending on the loan, late fees are assessed when the loan is 8 to 16 days delinquent. Late fees are recognized when they are billed. When a loan is charged off, uncollected late fees are also written off. For Loans Receivable at Fair Value, interest income includes (i) billed interest and late fees, plus (ii) origination fees recognized at loan disbursement, less (iii) charged-off interest and late fees. Additionally, direct loan origination expenses are recognized in operating expenses as incurred. For Loans Receivable at Fair Value, loan origination fees and costs are recognized when incurred.

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

Documentation Fees - On a monthly basis Pathward pays the Company documentation fees as compensation for its role in facilitation of loan originations by Pathward. The documentation fees are equivalent to loan origination fees charged by Pathward to its borrowers. Documentation fees to which the Company expects to be entitled are variable consideration because loan volume originated over the contractual term is not known at the contract’s inception. The transaction fee is determined each time a loan is issued based on that loan’s initial principal amount and is recognized when performance is complete and upon the successful origination of a borrower's loan.

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

Interest expense ‑ Interest expense consists of interest expense associated with the Company’s Secured Financing, Asset-backed notes at fair value, Asset-backed borrowings at amortized cost, and Acquisition and Corporate Financing, and it includes the amortization of deferred origination costs for the Asset-backed borrowings at amortized cost, Corporate Financing, and Secured Financing facilities as well as fees for the unused portion of the Secured Financing facility. It also includes costs incurred relating to prepayments of the Company’s Secured Financing, Asset-backed notes at fair value, Asset-backed borrowings at amortized cost, and Acquisition and Corporate Financing. The Company elected the fair value option for all Asset-backed notes at fair value. Accordingly, all origination costs for such Asset-backed notes at fair value are expensed as incurred.

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

The Company granted restricted stock units ("RSUs") to employees that vest upon the satisfaction of time-based criterion of up to four years. These RSUs were not considered vested until the criteria was met and provided that the participant was in continuous service on the vesting date. The Company recognizes stock-based compensation expenses using the straight-line basis over the requisite service period net of forfeitures.

The Company grants performance‑based restricted stock unit awards (“PSUs”) to certain employees that generally cliff‑vest upon completion of a specified performance period and are subject to continued service through the applicable vesting date and achievement of specified performance and/or market‑based conditions. PSUs are not considered vested until the requisite service is rendered and the applicable performance and/or market conditions are satisfied. The grant‑date fair value of PSU awards that include a market condition is estimated using a Monte Carlo simulation. The Company recognizes stock‑based compensation expense for PSUs over the requisite service period and adjusts compensation cost based on its estimate of the number of PSUs expected to vest; for PSU awards that include performance conditions, compensation cost is recognized only when achievement of the performance condition becomes probable and is adjusted (on a cumulative catch‑up basis) for changes in expected achievement. The Company accounts for forfeitures as they occur. For PSU awards that may be settled in cash or shares, the portion expected to be settled in shares is classified as equity, while the portion that could be cash‑settled is classified as a liability and remeasured at fair value each reporting period until settlement, with the liability recorded in accrued compensation.

Treasury Stock ‑ Treasury stock is reported at cost, and no gain or loss is recorded on stock repurchase transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. The Company did not retire or re-issue any treasury stock for the years ended December 31, 2025 and 2024.

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

Interim Reporting - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU intends to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. Entities may adopt prospectively, or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the effect of this guidance on its interim reporting.

Codification Improvements - In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years; early adoption is permitted. The Company is evaluating the effect of this guidance on its results of operations, financial position and disclosures.

Recently Adopted Accounting Standards

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires entities to disclose in their rate reconciliation table additional categories or information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold and requires annual disclosure of income taxes paid to be disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows but enhanced the disclosure of its Income Taxes disclosures. See Note 13, Income Taxes.

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Net income (loss)	$25,246	$(78,682)
Net income (loss) attributable to common stockholders	$25,246	$(78,682)

Basic weighted-average common shares outstanding (1)	46,418,934	40,356,025
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,439,697	—
Diluted weighted-average common shares outstanding	47,858,631	40,356,025

Earnings (loss) per share:
Basic	$0.54	$(1.95)
Diluted	$0.53	$(1.95)
(1) The fair value of the outstanding and exercisable warrants issued with an exercise price of $0.01 are included in the Basic weighted-average common shares outstanding. See Note 10, Stockholders' Equity.

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2025	2024
Stock options	1,638,792	2,192,211
Restricted stock units	1,457,851	4,360,532
Total anti-dilutive common share equivalents	3,096,643	6,552,743

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2025	2024
Consolidated VIE assets
Restricted cash	$85,767	$136,572
Loans Receivable at Fair Value	2,621,339	2,242,568
Total VIE assets	2,707,106	2,379,140
Consolidated VIE liabilities
Secured financing (1)	204,833	539,204
Asset-backed notes at fair value	263,799	1,080,690
Asset-backed borrowings at amortized cost	1,947,937	476,557
Total VIE liabilities	$2,416,569	$2,096,451
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Other Loan Sales - From time to time the Company has entered into agreements to sell certain populations of its personal loans and credit card receivables, including non-performing loans and credit card receivables originated as held for investment. The sold loans are accounted for under the fair value option. The loan sales qualify for sale accounting treatment and the Company derecognizes these loans from its Consolidated Balance Sheets upon sale.

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which we agree to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the year ended December 31, 2025 was $140.3 million and the Company recorded a gain on sale of $5.6 million and servicing revenue of $7.2 million. The originations of loans sold and held for sale during the year ended December 31, 2024 was $119.6 million and the Company recorded a gain on sale of $6.0 million and servicing revenue of $6.5 million.

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

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	December 31,
(in thousands)	2025	2024
Capitalized software, net:
System development costs	$197,130	$173,444
Acquired developed technology	48,500	48,500
Accumulated amortization	(188,933)	(155,286)
Total capitalized software, net	$56,697	$66,658

Capitalized software, net

Amortization of system development costs and acquired developed technology for years ended December 31, 2025 and 2024 was $34.7 million and $40.1 million, respectively. System development costs capitalized in the years ended December 31, 2025 and 2024 were $25.0 million and $20.5 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Intangible assets:
Member relationships	34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Accumulated amortization	(28,125)	$(23,196)
Total intangible assets, net	15,001	$19,930

Amortization of intangible assets for the years ended December 31, 2025 and 2024 was $4.9 million and $7.5 million, respectively.

Expected future amortization expense for intangible assets as of December 31, 2025 is as follows:

(in thousands)	Fiscal Years
2026	$4,929
2027	4,929
2028	4,780
2029	—
2030	—
Thereafter	—
Total (1)	$14,638
(1) Excludes indefinite lived intangible assets.

7.	Other Assets

Other assets consist of the following:

	December 31,
(in thousands)	2025	2024
Fixed assets
Total fixed assets	$41,355	$40,607
Accumulated depreciation	(39,282)	(37,632)
Total fixed assets, net	$2,073	$2,975

Other assets
Prepaid expenses	$11,647	$11,623
Deferred tax assets, net (1)	68,111	82,435
Current tax assets	3,391	3,736
Receivable from banking partner	4,686	4,656
Derivative asset	(1,249)	13,771
Other	15,032	18,396
Total other assets	$103,691	$137,592
(1) See Note 13. Income Taxes for additional detail regarding the Deferred tax assets, net.

Fixed Assets

Depreciation and amortization expense related to fixed assets for the years ended December 31, 2025 and 2024 was $1.8 million and $3.5 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				December 31, 2025	December 31, 2024
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun PLW Trust	$367,741	September 1, 2028	Term SOFR + 2.84%	$73,078	$265,654
Oportun PLW II Trust	337,100	August 1, 2028	Term SOFR + 2.76%	68,916	269,815
Oportun PLW III Trust	187,500	April 1, 2028	Term SOFR + 3.18%	35,051	—
Oportun PLW IV Trust	246,750	October 1, 2029	Term SOFR + 2.56%	22,339	—
Total secured financing	$1,139,091			$199,384	$535,469

PLW Facility

On August 29, 2024, the Company (Oportun PLW Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW Facility to modify certain terms of the loan and security agreement to reduce the number of lenders thereunder and to extend the PLW Facility Termination Date until October 8, 2024, during which time no draws were available, and no unused fees accrued.

On September 20, 2024, the Company (Oportun PLW Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW Facility. Following the amendment, the PLW Facility had a two-year revolving period and a borrowing capacity of $306.5 million. Borrowings under the PLW Facility loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.40%. The advance rate for the PLW Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On November 22, 2024, the Company (Oportun PLW Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW Facility. Following the amendment, the PLW Facility had a borrowing capacity of $429.0 million. Borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.35%.

On October 10, 2025, the Company (Oportun PLW Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW Facility. Following the amendment, the PLW Facility has a two-year revolving period with a final maturity of September 1, 2028 and a borrowing capacity of $367.7 million. Borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 2.84%.

PLW II Facility

On August 5, 2024, in connection with the closing of a new warehouse facility, the Company (Oportun PLW II Trust), entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank (the "PLW II Facility"). The PLW II Facility has a three year revolving period with a final maturity of August 1, 2028 and had a borrowing capacity of $245.2 million. Borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.08%. The advance rate for the PLW II Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On November 1, 2024, the Company (Oportun PLW II Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW II Facility. Following the amendment, the PLW II Facility has a borrowing capacity of $337.1 million. Borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread of 3.07%.

On October 8, 2025, the Company (Oportun PLW II Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW II Facility. Following the amendment, borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread of 2.76%.

PLW III Facility

On April 2, 2025, in connection with the closing of a new warehouse facility, the Company (Oportun PLW III Trust), entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depository bank (the “PLW III Facility”). The PLW III Facility has a two-year revolving period with a final maturity of April 1, 2028 and a borrowing capacity of $187.5 million. Borrowings under the loan and security agreement accrued interest at a rate equal to Term SOFR plus a weighted average spread up to 3.34%. The advance rate for the PLW III Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

On October 8, 2025, the Company (Oportun PLW III Trust) entered into an amendment to the loan and security agreement and other related documents under the PLW III Facility. Following the amendment, borrowings under the loan and security agreement accrue interest at a rate equal to Term SOFR plus a weighted average spread up to 3.18%.

PLW IV Facility

On October 14, 2025, in connection with the closing of a new warehouse facility, the Company (Oportun PLW IV Trust) entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank (the "PLW IV Facility"). The PLW IV Facility has a three-year revolving period with a final maturity of October 1, 2029 and a borrowing capacity of $246.8 million. Borrowings under the loan and security agreement accrue interest at a rate no greater than Term SOFR plus a weighted average spread of 2.56%. The advance rate for the PLW IV Facility is 95.0%, subject to certain triggers that could lower the advance rate to 92.0%.

Asset-backed Notes at Fair Value

The following tables present information regarding asset-backed notes at fair value:

	December 31, 2025
Variable Interest Entity	Initial amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate (3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$167,214	$184,737	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	96,585	112,148	2.06%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$263,799	$296,885

	December 31, 2024
Variable Interest Entity	Initial amount issued (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2022-3)	$300,000	$310,993	$54,463	$62,323	11.43%	N/A
Oportun Issuance Trust (Series 2022-2)	400,000	410,212	40,453	46,578	10.82%	N/A
Oportun Issuance Trust (Series 2022-A)	400,000	410,211	261,939	280,234	5.65%	2 years
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	427,872	460,500	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	295,963	320,306	2.06%	3 years
Oportun Funding XIV, LLC (Series 2021-A)	375,000	383,632	—	—	—%	2 years
Total asset-backed notes recorded at fair value:	$2,475,000	$2,540,569	$1,080,690	$1,169,941
(1) Initial note amount issued includes notes retained by the Company as applicable. The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2) Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3) Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of December 31, 2025.

On June 9, 2025, the Company redeemed series 2022-3 and 2022-2 asset-backed notes in the amounts of $31.9 million and $21.6 million, respectively. The asset-backed notes were carried at fair value and the fair value mark was recognized in the Consolidated Statements of Operations as part of the Net decrease in fair value.

On September 8, 2025, the Company redeemed series 2022-A asset-backed notes in the amount of $131.6 million. The asset-backed notes were carried at fair value and the fair value mark was recognized in the Consolidated Statements of Operations as part of the Net decrease in fair value.

Asset-backed Borrowings at Amortized Cost

The following tables represent information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	December 31, 2025
Asset-backed Borrowings at Amortized Cost	Initial amount (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2025-D	$441,225	$452,206	$438,410	$461,986	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	535,394	559,689	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	436,850	456,345	5.57%	2 years
Oportun Issuance Trust 2025-A	425,107	439,775	422,580	445,314	6.15%	1 year
Oportun Issuance Trust 2024-2	223,250	236,119	86,077	102,446	8.34%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	28,626	33,842	12.07%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	244,712	222,865	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,266,822	$2,342,596	$2,192,649	$2,282,487

	December 31, 2024
Asset-backed Borrowings at Amortized Cost	Initial amount (1)	Initial collateral balance (2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2024-2	$223,250	$236,119	$188,316	$213,802	6.99%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	92,385	107,137	8.27%	N/A
Oportun CL Trust 2023-A	197,390	210,530	195,855	219,717	10.05%	2 years
Other Asset Backed Borrowings (4)	N/A	N/A	507,776	503,032	N/A	N/A
Total asset-backed borrowings at amortized cost:	$620,140	$657,651	$984,332	$1,043,688
(1)Initial amount issued includes any notes retained by the Company as applicable. The current balances are measured at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of December 31, 2025.
(4)Consists of forward flow whole loan sales that do not qualify as sales for accounting purposes.

On February 13, 2024, the Company issued $199.5 million of Series 2024-1 asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2024-1 Securitization"). The 2024-1 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.60% per annum and weighted average coupon of 8.43% per annum.

On August 29, 2024, the Company issued $223.3 million of series 2024-2 asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the "2024-2 Securitization"). The 2024-2 Securitization included four classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 8.22% per annum and weighted average coupon of 8.07% per annum.

On January 16, 2025, the Company issued $425.1 million of series 2025-A asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-A Securitization”). The 2025-A Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 6.95% per annum and a weighted average coupon of 6.15% per annum.

On June 5, 2025, the Company issued $439.3 million of series 2025-B asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-B Securitization”). The 2025-B Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.67% per annum and a weighted average coupon of 5.57% per annum.

On August 21, 2025, the Company issued $538.5 million of series 2025-C asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-C Securitization”). The 2025-C Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.29% per annum and a weighted average coupon of 5.23% per annum.

On October 17, 2025, the Company issued $441.2 million of series 2025-D asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2025-D Securitization”). The 2025-D Securitization included five classes of fixed rate notes. The Notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.77% per annum and a weighted average coupon of 5.69% per annum.

On November 10, 2025, the Company redeemed 2023-A financing transaction in the amount of $197.4 million. The financing was carried at amortized cost, and the unamortized costs were recognized in the Consolidated Statements of Operations as part of the Interest Expense.

Corporate Financing

The following table presents information regarding the Company's Corporate Financing:

				December 31, 2025	December 31, 2024
Entity	Original Balance	Maturity Date	Interest Rate	Balance (1)	Balance (1)
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	143,663	203,751
Total Corporate Financing	$235,000			$143,663	$203,751
(1) Balances are measured at amortized cost. As of December 31, 2025 and December 31, 2024 the outstanding principal balance was $165.0 million, and $235.8 million, respectively.

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

The Term Loans bear interest at an amount equal to 15% per year, of which 2.5% may be payable in-kind at the Company’s election. The Term Loans are scheduled to mature four years from the date of the Term Loan Closing. Under the Credit Agreement, the Company was required to repay $12.5 million of the Term Loans on or prior to July 31, 2025 and an additional $27.5 million of the Term Loans on or prior to January 31, 2026. As of December 31, 2025, the Company has repaid the required $12.5 million and $27.5 million of principal. In addition, the Company has the flexibility to make additional prepayments of $10 million at any time, and an additional $10 million after the one-year anniversary of the Term Loan Closing, in each case not subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium. As of December 31, 2025, the Company has made a total of $30.0 million of additional prepayments of principal, along with a total of $0.5 million in prepayment premiums.

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

Debt Covenants - As of December 31, 2025 and 2024, the Company was in compliance with all covenants and requirements of the Secured Financing, Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Accounts payable	$6,273	$6,586
Accrued compensation	23,174	12,207
Accrued expenses	7,054	12,441
Accrued interest	11,164	11,030
Amount due to whole loan buyer	1,400	1,759
Current tax liabilities (1)	4,055	3,136
Other	3,691	3,692
Total other liabilities	$56,811	$50,851
(1) See Note 13. Income Taxes for additional detail regarding the Current tax liabilities.

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the "Board") has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of December 31, 2025 or 2024.

Common Stock - As of December 31, 2025 and 2024, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2025, 44,709,065 and 44,437,042 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2024, 36,383,879 and 36,111,856 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - In 2023, pursuant to the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01. In May 2025, 6,363,671 warrants were exercised to purchase common stock. As of December 31, 2025 and 2024, the Company had outstanding and exercisable detachable warrants of 2,682,788 and 9,046,459, respectively.

11.	Equity Compensation and Other Benefits

2019 Equity Incentive Plan

We currently have one stockholder-approved plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2019 (the "2019 Plan"). The 2019 Plan became effective on September 25, 2019 and replaced the Amended and Restated 2005 Stock Option / Stock Issuance Plan and the 2015 Stock Option/Stock Issuance Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2019 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards (collectively, "awards"). ISOs may be granted only to the Company's employees, including officers, and the employees of its affiliates. All other awards may be granted to the employees, including officers, non-employee directors and consultants and the employees and consultants of the Company's affiliates. The total number of shares of common stock authorized under the 2019 Plan is 17,000,777 shares. The remaining maximum number of shares of our common stock, net of vested and exercised shares, that may be issued under the 2019 Plan will not exceed 9,917,257 shares, of which, 2,826,883 were available for future awards as of December 31, 2025. The number of shares of the Company's common stock reserved for issuance under its 2019 Plan will automatically increase on January 1 of each year for the remaining term of the plan, by 5% of the total number of shares of its common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Board prior to the applicable January 1st. The shares available for issuance increased by 1,805,592 shares, on January 1, 2025, pursuant to the automatic share reserve increase provision.

2019 Employee Stock Purchase Plan

In September 2019, the Board adopted, and stockholders approved, the Company's 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on September 25, 2019. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company's success and that of its affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 2,632,406 shares and as of December 31, 2025, no shares have been issued under the ESPP. The number of shares of the Company's common stock reserved for issuance under its ESPP will automatically increase on January 1 of each calendar year for the remaining term of the plan by the lesser of (1) 1% of the total number of shares of its capital stock outstanding on December 31 of the preceding calendar year, (2) 726,186 shares, and (3) a number of shares determined by the Board. The shares available for issuance increased by 361,118 shares, on January 1, 2025, pursuant to the automatic share reserve increase provision.

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

2021 Inducement Equity Incentive Plan

Effective December 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”), pursuant to which the Company reserved 1,105,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The remaining maximum number of shares of our common stock that may be issued under the 2021 Inducement Plan net of vested and exercised shares, will not exceed 646,867 shares, of which, 462,310 were available for future awards as of December 31, 2025. The 2021 Inducement Plan was approved by the Company’s Board without stockholder approval in accordance with such rule.

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

No stock options were granted for the years ended December 31, 2025 and 2024.

Stock Option Activity - A summary of the Company's stock option activity under the 2005 Plan, 2015 Plan, and 2019 Plan at December 31, 2025 is as follows:

(in thousands, except share and per share data)	Options Outstanding	Options Weighted-Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance – January 1, 2025	1,862,858	18.99	4.41	$—
Options granted	—	—
Options exercised	(9,118)	5.78
Options canceled	(402,871)	21.32
Options forfeited	(11,760)	13.36
Balance – December 31, 2025	1,439,109	18.46	3.68	$—

Options vested and expected to vest - December 31, 2025	1,439,109	18.46	3.68	$—
Options vested and exercisable - December 31, 2025	1,410,223	18.62	3.63	$—
Information on stock options granted, exercised and vested is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
Weighted average fair value per share of options granted	$—	$—
Cash received from options exercised, net	54	—
Aggregate intrinsic value of options exercised	11	—
Fair value of shares vested	726	1,424

As of December 31, 2025 and 2024, the Company’s total unrecognized compensation cost related to nonvested stock-based option awards granted to employees was, $0.2 million and $0.9 million, respectively, which will be recognized over a weighted-average vesting period of approximately 0.5 years and 1.3 years, respectively.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) vest subject to the satisfaction of time-based service conditions.

For RSU awards granted prior to 2024, vesting generally occurs over a three or four-year period, consisting of a one-year cliff, with 33% or 25% of the RSUs vesting on the first anniversary of the vesting commencement date, and the remaining vesting quarterly in equal installments over the remaining subsequent years, subject to continued service with the Company.

For RSU awards granted beginning in 2024, vesting generally occurs annually over a three-year period with 1/3 of the award vesting on each anniversary of the grant date, subject to continued service with the Company.

Stock-based compensation cost for RSUs is measured based on the fair market value of the Company’s common stock on the date of grant.

A summary of the Company’s RSU activity under the 2015 Plan, 2019 Plan and 2021 Inducement Plan for the year ended December 31, 2025 is as follows:

	RSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2025	4,454,987	5.03
Granted	2,767,705	5.52
Vested (1)	(2,030,139)	5.59
Forfeited	(435,226)	5.05
Balance – December 31, 2025	4,757,327	5.08
Expected to vest after December 31, 2025	4,711,405	5.06
(1) Prior to 2024, the Company allowed its Board to defer all or a portion of monetary remuneration paid to the Director. As of December 31, 2025, there were 45,922 restricted stock units vested for which the holders elected to defer delivery of the Company's shares.

As of December 31, 2025 and 2024, the Company's total unrecognized compensation cost related to nonvested restricted stock unit awards granted to employees was, $18.3 million and $15.3 million, respectively, which will be recognized over a weighted average vesting period of approximately 1.9 years and 2.0 years, respectively.

Performance Stock Units

The Company grants performance‑based restricted stock unit awards (“PSUs”) to certain employees. PSUs generally cliff‑vest following the completion of a multi‑year performance period, each subject to continued service through the respective vesting dates and achievement of specified performance and/or market‑based conditions.

In April 2025, the Company granted performance stock units (“PSUs”) that are subject to performance-, market, and service-based vesting conditions. The PSUs are earned based on the Company’s achievement of Economic ROA for fiscal year 2025 (as defined in the applicable PSU award agreement). Any PSUs earned at the conclusion of the one-year Economic ROA performance period will be deferred and will be adjusted by a modifier based on the Company’s relative total shareholder return (“rTSR”) performance compared to the Russell 3000 Index over the three-year performance period covering calendar years 2025 through 2027. The rTSR modifier represents a market condition. The number of PSUs reflected for this award represents the target number of units subject to the award. The resulting number of PSUs, if any, is scheduled to vest on March 10, 2028, subject to continued service, and may range from 0% to 156% of the target number of PSUs.

In December 2023 and June 2024, the Company granted PSUs that are subject to both market- and service-based vesting conditions. The PSUs vest based on the Company’s achievement of absolute total shareholder return (“TSR”) over the applicable three-year performance period. The number of PSUs reflected for each award represents the target number of units subject to the award. Payout is determined based on the level of TSR achievement and may range from —% to 125% of the target number of units. Any PSUs earned in excess of 100% of target may be settled in cash or shares of common stock, at the sole discretion of the Company’s Compensation and Leadership Committee. Subject to satisfaction of the performance and continued service requirements, PSUs earned under these awards are scheduled to vest on March 10, 2026 for the December 2023 grant and March 10, 2027 for the June 2024 grant.

For PSU awards that include market conditions, the Company estimates grant‑date fair value using a Monte Carlo simulation approach. Compensation cost is recognized over the requisite service period and adjusted based on the Company’s estimate of the number of PSUs expected to vest. For PSU awards that include performance conditions, compensation cost is recognized only when achievement becomes probable and is adjusted (on a cumulative catch‑up basis) for changes in expected achievement. The Company accounts for forfeitures as they occur.

For the PSU awards granted in 2023 and 2024, amounts earned above 100% of target may be settled in cash or shares; accordingly, the Company accounts for the portion expected to be settled in shares as an equity‑classified award and accounts for the portion that could be cash‑settled as a liability‑classified award that is remeasured at fair value each reporting period until settlement. The liability is recorded in accrued compensation.

	PSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2025	677,673	1.24
Granted	445,590	6.93
Vested	—	—
Forfeited	(44,768)	1.22
Balance – December 31, 2025	1,078,495	3.59
Expected to vest after December 31, 2025	1,078,495

	PSU Outstanding	Weighted Average Grant-Date Fair Value
Balance – January 1, 2024	327,668	1.12
Granted	501,419	1.31
Vested	—	—
Forfeited	(151,414)	1.22
Balance – December 31, 2024	677,673	1.24
Expected to vest after December 31, 2024	677,673

As of December 31, 2025 and 2024, the Company’s total unrecognized compensation cost related to nonvested PSU awards was $2.5 million and 0.6 million, respectively, which will be recognized over a weighted‑average period of approximately 1.4 years and 1.8 years, respectively.

Stock-based Compensation - Total stock-based compensation expense included in the Consolidated Statements of Operations, net of amounts capitalized to system development costs is as follows:

	Year Ended December 31,
(in thousands of dollars)	2025	2024
Technology and facilities	$2,714	$3,362
Sales and marketing	145	127
Personnel	7,827	9,500
Total stock-based compensation (1)	$10,686	$12,989
(1) Amounts shown are net of $0.7 million and $1.0 million of capitalized stock-based compensation for the year ended December 31, 2025 and 2024, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $3.0 million and $3.7 million of income tax benefit in its Consolidated Statements of Operations related to stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $(0.4) million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

Retirement Plan

The Company maintains a 401(k) Plan, which enables employees to make pre-tax or post-tax deferral contributions to the participating employees account. Employees may contribute a portion of their pay up to the annual amount as set periodically by the Internal Revenue Service. Prior to 2024, the Company provided for an employer 401(k) contribution match of up to 4% of an employee’s eligible compensation. In addition, the Company provides a contribution to various savings funds for India and Mexico-based employees. The total expense related to the contributions recognized by the Company for the year ended December 31, 2025, and the total employer match and contributions recognized by the Company for the year ended December 2024 was $2.2 million and $2.0 million, respectively. All employee and employer contributions will be invested according to participants’ individual elections.

12.	Revenue

Interest Income - Total interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Interest income
Interest on loans	$881,844	$910,385
Fees on loans	11,378	15,083
Total interest income	$893,222	$925,468

Non-interest Income - Total non-interest income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Non-interest income
Servicing fees	$12,727	$13,814
Subscription revenue	19,465	22,668
Interest on member accounts	17,414	24,221
Gain on loan sales and other	13,857	15,604
Total non-interest income	$63,463	$76,307

13.	Income Taxes

The following are the domestic and foreign components of the Company’s income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2025	2024
Domestic	$32,505	$(119,475)
Foreign	11,571	4,298
Income (loss) before taxes	$44,076	$(115,177)

The provision for income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Current
Federal	$61	$(3,385)
State	2,841	1,509
Foreign	1,604	(307)
Total current	$4,506	$(2,183)

Deferred
Federal	10,012	(26,087)
State	4,485	(8,355)
Foreign	(173)	130
Total deferred	$14,324	$(34,312)
Total provision for income taxes	$18,830	$(36,495)

Income tax expense (benefit) was $18.8 million and $(36.5) million for the years ended December 31, 2025 and 2024, which represents an effective tax rate of 42.7% and 31.7%, respectively.

A reconciliation of income tax expense (benefit) with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2025		2024
	$	%	$	%
Income tax (benefit) expense computed at U.S. federal statutory rate	$9,256	21.0%	$(24,187)	21.0%
Tax credits
Research & development tax credits	(840)	(1.9)%	(4,284)	3.7%
Return to provision adjustment	3,108	7.1%	(2,304)	2.0%
Nontaxable and nondeductible items
Share based compensation expense	(314)	(0.7)%	1,795	(1.6)%
Other	401	0.9%	251	(0.2)%
Effect of cross-border tax laws
U.S. Global Intangible Low-Taxed Income (GILTI)	2,175	4.9%	717	(0.6)%
Other	103	0.2%	71	(0.1)%
Change in unrecognized tax benefit reserves	(153)	(0.3)%	1,793	(1.6)%
State taxes (net of federal benefit)(1)	6,093	13.8%	(9,269)	8.1%
Foreign rate differential	(999)	(2.3)%	(1,078)	0.9%
Income tax expense	$18,830		$(36,495)
Effective tax rate	42.7%		31.7%
(1) State taxes in California comprise the majority (>50%) of the tax effect.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The primary components of the Company’s net deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss & credit carryforward	$62,067	$70,534
System development costs	18,732	25,665
Share-based compensation	5,981	6,276
Accrued expenses and reserves	5,859	3,371
Leases	2,986	4,772
Other	2,972	2,613
Total deferred tax assets	$98,597	$113,231
Valuation allowance	$—	$—
Deferred tax liabilities:
Fair value adjustment - Loans Receivable	$(24,601)	$(16,135)
Right of use assets	(2,458)	(2,563)
Depreciation and amortization	(2,258)	(2,636)
Fair value adjustment - Bonds Payable	(1,169)	(5,851)
Derivative instrument	—	(3,611)
Total deferred tax liabilities	$(30,486)	$(30,796)
Net deferred taxes	$68,111	$82,435

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

As of December 31, 2025, the Company had federal net operating loss carryforwards of $150.9 million, all of which carries forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $136.8 million which are set to begin expiring in 2031. As of December 31, 2025, the Company had federal and California research and development tax credit carryforwards of $19.6 million and $8.4 million, respectively. The federal research and development tax credit expires beginning in 2041, and the California research and development tax credits are not subject to expiration.

The income taxes paid, net of refunds consist of the following:

	Year Ended December 31,
(in thousands)	2025	2024
U.S. Federal	$(33)	$766
U.S. State
Texas	751	(310)
California	32	—
New Jersey	4	(210)
Illinois	—	(519)
Arizona	—	(109)
Virginia	—	(76)
Other	(13)	(34)
Florida	(204)	—
Total U.S. State	$570	$(1,258)

Foreign
Mexico	1,399	1,241
India	912	294
Total Foreign	$2,311	1,535
Total income taxes paid, net of refunds	$2,848	$1,043

The following table summarizes the activity related to the unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2025	2024
Balance as of January 1,	$12,439	$8,648
Increases related to current year tax positions	818	1,927
Increases related to prior year tax positions	—	4,654
Decreases related to prior year tax positions	(1,042)	(2,790)
Balance as of December 31,	$12,215	$12,439

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2025 and 2024 were $0.3 million and $0.2 million, respectively. The Company’s policy is to recognize interest and penalties associated with income taxes in income tax expense and the Company recognized $0.3 million for both years ended December 31, 2025 and 2024. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $10.5 million.

Due to the net operating loss carryforwards, the Company’s United States federal and significant state returns are open to examination by the Internal Revenue Service and state jurisdictions for years ended December 31, 2021 and 2014, respectively, and forward. For Mexico, all tax years ended December 31, 2020 and forward remain open for examination by the Mexico taxing authorities. For India, all tax years ended March 31, 2023 and forward remain open for examination by the India taxing authorities.

In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. Pillar Two rules did not have a material impact on the Company's consolidated financial position or result of operations.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value

The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	December 31, 2025		December 31, 2024
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,779,608	$2,874,092	$2,716,992	$2,778,523
Liabilities
Asset-backed notes	$268,291	$263,799	$1,103,002	$1,080,690

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of December 31, 2025 consists of $2,621.5 million of unsecured personal loans receivable and $252.6 million of secured personal loans receivable.

	December 31, 2025			December 31, 2024
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	10.10%	50.58%	12.28%	8.92%	54.72%	11.68%
Remaining cumulative prepayments (1)	—%	38.29%	24.90%	—%	34.55%	24.70%
Average life (years)	0.28	1.64	1.06	0.29	1.74	1.11
Discount rate	6.26%	6.26%	6.26%	7.92%	7.92%	7.92%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the years ended December 31, 2025 and 2024. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company has derivative instruments in connection with its bank partnership program with Pathward related to excess interest proceeds it expects to receive on loans retained by Pathward Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward receives a fixed interest rate. The Company bears the risk of credit loss and has the benefit of any excess interest proceeds after satisfying various obligations under the agreement. On September 26, 2025, the Company and Pathward amended the program to simplify the partnership, including a provision that Pathward will cease retaining the Company’s loans by the end of February 2026. As of December 31, 2025, the remaining loans retained by Pathward were delinquent and had a low probability of collection; accordingly, the Company assumed a full loss on the remaining principal balance in estimating the derivative’s expected cash flows, which resulted in no expected excess interest proceeds. As a result, the derivative instrument as of December 31, 2025 was $(1.2) million, and as of December 31, 2024 was $13.8 million. The underlying cash flows as of December 31, 2024 were $16.9 million. The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for derivative instruments presented within Other Assets in the Consolidated Balance Sheets:

	December 31, 2024
	Low	High	Weighted Average
Remaining cumulative charge-offs	—%	30.92%	10.43%
Remaining cumulative prepayments	1.53%	42.63%	21.16%
Average life (years)	0.44	2.05	1.45
Discount rate	17.29%	17.29%	17.29%

For the derivative, the Company uses a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that are projected to be released to the Company according to the contractual terms outlined in the waterfall agreement are calculated on an aggregate basis then discounted at a rate that is representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	December 31,
(in thousands)	2025	2024
Balance – beginning of period	$2,778,523	$2,962,352
Principal disbursements	2,846,762	2,662,305
Principal and interest payments from members	(2,377,341)	(2,305,839)
Other loan sales	—	(78,522)
Gross charge-offs	(406,805)	(401,971)
Credit card receivables reclassified as held for sale	—	(55,720)
Net (decrease) increase in fair value	32,953	(4,082)
Balance ‑ end of period	$2,874,092	$2,778,523

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	December 31, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,525	$105,525	$105,525	$—	$—
Restricted cash	93,409	93,409	93,409	—	—
Liabilities
Accounts payable	6,273	6,273	6,273	—	—
Secured financing (Note 8)	204,833	205,152	—	205,152	—
Asset-backed borrowings at amortized cost (Note 8)	2,181,902	2,184,392	—	1,961,525	222,867
Corporate financing (Note 8)	165,000	165,836	—	165,836	—

	December 31, 2024
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$59,968	$59,968	$59,968	$—	$—
Restricted cash	154,657	154,657	154,657	—	—
Liabilities
Accounts payable	6,586	6,586	6,586	—	—
Secured financing (Note 8)	539,204	537,646	—	537,646	—
Asset-backed borrowings at amortized cost (Note 8)	982,582	984,687	—	481,655	503,032
Acquisition and corporate financing (Note 8)	235,768	236,105	—	236,105	—

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
As of the year ended December 31, 2025, there were no transfers in or out of Level 3 assets and liabilities.

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

As of December 31, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026	$6,683
2027	3,551
2028	1,977
2029	903
2030	382
Thereafter	48
Total lease payments	13,544
Imputed interest	(1,361)
Total leases	$12,183

Sublease income
2026	$(604)
2027	(153)
2028	—
2029	—
2030	—
2023 and thereafter	—
Total lease payments	(757)
Imputed interest	42
Total sublease income	$(715)

Net lease liabilities	$11,468
Weighted average remaining lease term	2.6 years
Weighted average discount rate	5.73%

As of December 31, 2024, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2025	$11,561
2026	5,663
2027	2,433
2028	1,007
2029	415
Thereafter	134
Total lease payments	21,213
Imputed interest	(1,797)
Total leases	$19,416

Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.16%

Rental expenses under operating leases for the years ended December 31, 2025 and 2024 were $9.7 million and $12.3 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2028. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $25.3 million in 2026, $5.4 million in 2027 and $0.6 million in 2028, with no obligations beyond 2028.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward in August 11, 2020, which was subsequently amended and restated effective August 11, 2025. Under the program, the Company is obligated to purchase an increasing percentage of loans originated by Pathward based on thresholds specified in the agreements. On September 26, 2025, the parties entered into an amendment to the program that simplified the partnership by providing that Pathward will cease retaining Company loans by the end of February 2026. Lending under the partnership was launched in August of 2021 and as of December 31, 2025, the Company has a commitment to purchase an additional $34.0 million of program loans based on originations through December 31, 2025.

Effective October 1, 2025, the Company began purchasing from Pathward 100% of all newly originated loans. The amendment also required the Company to acquire Pathward’s existing retained loan portfolio, with an initial purchase of loans that are current or <30 days delinquent on October 3, 2025, totaling approximately $115.0 million of unpaid principal and accrued interest. The remaining portfolio was purchased on February 4, 2026.

Unfunded Loan Commitments - Unfunded loan commitments at December 31, 2025 and December 31, 2024, were insignificant.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico’s Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of December 31, 2025, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $5.1 million, consisting of $1.2 million of value-added tax and $3.9 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

See Part I. Item 3. Legal Proceedings for additional information regarding legal proceedings in which the Company is involved.

16.	Related Party Transactions

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. During the year ended December 31, 2025, 3,937,168 warrants were exercised by Neuberger to purchase common stock. As of December 31, 2025 and December 31, 2024, Neuberger held outstanding and exercisable detachable warrants of 2,682,788 and 6,619,956, respectively. See Note 8, Borrowings for additional information on the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the agreement was amended to extend the term and revised the commitment amount to $370.9 million of personal loan originations. The Company has fulfilled its commitment under the agreement and will continue to service these loans. As part of this agreement, during the year ended December 31, 2025, no loans receivable were transferred, and during the year ended December 31, 2024, the Company transferred loans receivable totaling $151.0 million. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

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

The following table represents the interest income and interest expense recorded on the Company’s Consolidated Statements of Operations related to these agreements:

	December 31,
(in thousands)	2025	2024
Interest income
Secured borrowings	49,983	57,691
Total interest income	$49,983	$57,691

Interest expense
Corporate Financing	$19,340	$57,047
Secured borrowings	16,931	29,919
Secured financing	980	—
Total interest expense	$37,251	$86,966

As of December 31, 2025 and 2024, Loans Receivable at Fair Value underlying the Secured borrowing were $103.5 million and $241.3 million, respectively, and Loans Receivable at Fair Value underlying the Secured financing were $8.1 million as of December 31, 2025. The Company had Asset-backed borrowings at amortized cost of $116.9 million, Corporate Financing of $71.8 million, and Secured Financing of $7.2 million due to Neuberger as of December 31, 2025, and Asset-backed borrowings at amortized cost of $247.9 million and Corporate Financing of $101.9 million due as of December 31, 2024. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Consolidated Balance Sheets as of December 31, 2025 related to these transactions.

The Company believes that it has executed all the transactions described herein on terms no more or less favorable to it than it could have obtained from unaffiliated third parties.

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

Net income is the primary measure of segment profit and loss reviewed by CODM to assess business performance and strategy on allocation of resources, such as new product development and management’s compensation. The CODM also uses Net Income to review and approve the Company’s operating budget and financial forecasts.

Net income is reported on the Consolidated Statements of Operations as consolidated net income (loss). The measure of segment assets is presented on the Consolidated Balance Sheets Consolidated Balance Sheet as Total Assets.

18.	Subsequent Events

2024-1 Redemption

On January 8, 2026, the Company redeemed series 2024-1 asset-backed notes in the amount of $28.7 million. The asset-backed notes were carried at amortized cost, and the unamortized costs were recognized in the Consolidated Statements of Operations as part of the interest expense.

2026-A Securitization

On February 9, 2026, we issued $485.0 million two-year asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2026-A Securitization”). The 2026-A Securitization included five classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.32% per annum and a weighted average coupon of 5.25% per annum.

2025-A Redemption

On February 9, 2026, the Company redeemed series 2025-A asset-backed notes in the amount of $425.1 million. The asset-backed notes were carried at amortized cost, and the unamortized costs were recognized in the Consolidated Statements of Operations as part of the interest expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of December 31, 2025, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Principal Accounting Officer. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our Chief Executive Officer and our Principal Financial and Principal Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of Exchange Act that occurred during the during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Principal Financial and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Oportun Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oportun Financial Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 27, 2026

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Economic ROA
Non-GAAP financial measure calculated by dividing the Company’s annualized net income by total assets, excluding the mark-to-market impacts from (i) Loans Receivable at Fair Value, (ii) asset-backed notes at fair value, and (iii) the derivative asset related to Pathward.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our directors, executive officers and audit committee and code of conduct, and insider trading arrangements and policies will be included in our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025 ("2026 Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Oportun, Inc. and its subsidiaries are included in PART II - Item 8:

Consolidated Balance Sheets, December 31, 2025 and 2024

Consolidated Statements of Operations, years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders' Equity, years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flow, years ended December 31, 2025 and 2024

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation	8-K	001-39050	3.1	7/18/2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation	8-K	001-39050	3.2	7/18/2025
3.4	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.1	10/11/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Description of the Company's Capital Stock.	10-K	001-39050	4.4	3/15/2024
4.3	Form of Warrant	8-K	001-39050	4.1	3/13/2023
4.4	Form of Warrant	8-K	001-39050	4.1	11/15/2024
4.5	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023
4.6	Registration Rights Agreement, dated as of November 14, 2024, by and among Oportun Financial Corporation and the affiliates of Castlelake and Neuberger party thereto	8-K	001-39050	4.2	11/15/2024
10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019
10.2+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.3+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021
10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement.	8-K	001-39050	10.1	12/12/2023
10.5+	Form of Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-39050	10.3	8/7/2025
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.7+	Amended and Restated 2021 Inducement Equity Incentive Plan and Form of Award Notice and Agreement.	S-8	333-261964	10.1	6/15/2023
10.8+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.9+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.10+	Transition Agreement dated January 21, 2026.	8-K	001-39050	10.1	01/21/2026
10.11^**	Amended and Restated Program Agreement, by and between Oportun, Inc. and Pathward, National Association, dated as of August 11, 2025.	10-Q	001-39050	10.2	11/5/2025
10.12^	First Amendment to the Amended and Restated Program Agreement, by and between Oportun, Inc. and Pathward, National Association, dated as of September 26, 2025.	10-Q	001-39050	10.3	11/5/2025
10.13**	Letter Agreement, dated July 14, 2025, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	07/14/2025
19.1	Insider Trading Policy	10-K	001-39050	19.1	2/20/2025
21.1	List of Subsidiaries of Oportun Financial Corporation					x
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)					x
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Director of Oportun Financial Corporation					x

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer, Principal Accounting Officer and SVP, Finance - Controller of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications					x
97.1	Compensation Recovery Policy	10-K	001-39050	97.1	3/15/2024
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

Date:	February 27, 2026	By:	/s/ Joseph Schueller
Joseph Schueller
Senior Vice President, Finance – Controller
(Principal Financial Officer, Principal Accounting Officer and duly authorized signatory of the Registrant)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul Vazquez, Kathleen Layton, and Joseph Schueller jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raul Vazquez	/s/ Joseph Schueller
Raul Vazquez	Joseph Schueller
(President, Chief Executive Officer, and Director)	Senior Vice President, Finance – Controller
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
Date: February 27, 2026	Date: February 27, 2026

/s/ Jo Ann Barefoot	/s/ Mohit Daswani
Jo Ann Barefoot	Mohit Daswani
(Director)	(Director)
Date: February 27, 2026	Date: February 27, 2026

/s/ Ginny Lee	/s/ Carlos Minetti
Ginny Lee	Carlos Minetti
(Director)	(Director)
Date: February 27, 2026	Date: February 27, 2026

/s/ Louis P. Miramontes	/s/ Sandra Smith
Louis P. Miramontes	Sandra Smith
(Director)	(Director)
Date: February 27, 2026	Date: February 27, 2026

/s/ Richard Tambor	/s/ Warren Wilcox
Richard Tambor	Warren Wilcox
(Director)	(Director)
Date: February 27, 2026	Date: February 27, 2026