Form 10-K/A
period 2025-12-31
Oportun Financial Corp
filed 2026-04-30
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 001-39050

OPORTUN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3361983
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1825 Grant Street, Suite 850 San Mateo, CA	94402
Address of Principal Executive Offices	Zip Code
(650) 810-8823
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OPRT	Nasdaq Global Select Market

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
The number of shares of registrant’s common stock outstanding as of April 23, 2026 was 45,738,543.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
On February 27, 2026, Oportun Financial Corporation filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.
We no longer expect that the definitive proxy statement for our 2026 annual meeting of stockholders will be filed within 120 days of December 31, 2025. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following biographical and certain other information for each of our directors is presented as of April 23, 2026:

Jo Ann Barefoot, age 76, has served as a member of our Board since October 2016, and her current term expires in 2026. Ms. Barefoot is CEO and Founder of the nonprofit organization AIR-the Alliance for Innovative Regulation, Co-founder of Hummingbird RegTech, CEO of Barefoot Innovation Group and host of the podcast show Barefoot Innovation. Ms. Barefoot was a Senior Fellow at the John F. Kennedy School of Government’s Mossovar-Rahmani Center for Business and Government at Harvard University from July 2015 to June 2017. She serves on the Milken Institute FinTech Advisory Committee and previously served on the Consumer Advisory Board of the Consumer Financial Protection Bureau. Ms. Barefoot previously chaired the boards of directors of the Financial Health Network and FinRegLab. She previously served as Deputy Comptroller of the Currency, on the staff of the U.S. Senate Committee on Banking, Housing and Urban Affairs, as Co-Chair of the consulting firm Treliant Risk Advisors, as a Partner and Managing Director at KPMG Consulting and as Director of Mortgage Finance for the National Association of Realtors. Ms. Barefoot received a B.A. in English from the University of Michigan. We believe that Ms. Barefoot’s deep understanding of consumer finance and experience in government provide her with a unique perspective that benefits our Board.

Douglas Bland, age 58, has served as our Chief Executive Officer and as a member of our Board since April 2026, and his current term expires in 2028. He previously served on the board of directors of WebBank, a leading bank-as-a-service institution, from September 2025 to April 2026 and has served on the board of directors of Creditly, Inc., an AI-driven financial wellness fintech, since April 2025. From September 2017 until July 2024, Mr. Bland served in various positions at PayPal, Inc., most recently as SVP & General Manager, Consumer Business. Mr. Bland also served as the President and Chief Operating Officer of Swift Financial, a venture-backed small business lender, from 2015 until it was acquired by PayPal in 2017. From 2004 to 2015, Mr. Bland served in various roles at Bank of America, most recently as SVP, Small Business Products and Risk. Mr. Bland received an M.B.A. from the University of Arkansas at Little Rock and a B.A. from Hendrix College. We believe that Mr. Bland is qualified to serve as a member of our Board because of his experience in our industry and his role as our Chief Executive Officer.

Mohit Daswani, age 51, has served as a member of our Board since February 2024, and his current term expires in 2026. He currently serves as the Chief Financial Officer of SimplePractice, a web-based electronic health record solution, since August 2024. Prior to joining SimplePractice, Mr. Daswani served as the Chief Financial Officer of ThoughtSpot, Inc., an AI-enabled business analytics company from January 2020 to July 2024. Prior to joining ThoughtSpot, Mr. Daswani was the Head of Finance & Strategy at Square, Inc. He previously held leadership roles in Corporate Development and Finance at PayPal, Inc. and was a private equity investor in the financial services, healthcare, and IT industries as a Principal at JMI Equity, a Principal at FTV Capital, and previously as a long-tenured private equity professional at J.P. Morgan. Mr. Daswani has also served as an advisory Board Member of Centana Growth Partners since 2018. Mr. Daswani holds a Bachelor’s degree in Economics from Columbia University and an M.B.A. from the Harvard Business School. We believe Mr. Daswani is qualified to serve as a member of our Board because of his extensive experience in the financial and technology sectors, as well as his leadership experience in the areas of investing, finance and accounting.

Ginny Lee, age 59, has served as a member of our Board since September 2021, and her current term expires in 2027. From December 2016 to June 2021, Ms. Lee served as the President and Chief Operating Officer of Khan Academy, one of the largest and most widely used online learning platforms globally. Prior to Khan Academy, Ms. Lee spent more than 17 years at Intuit where she held multiple senior operational and technical roles, including Senior Vice President and General Manager of Intuit’s Employee Management Solutions Division, as well as Chief Information Officer. She currently serves as an advisor and director for several private companies. Ms. Lee received dual baccalaureate degrees in Business Economics and Organizational Behavior and Management from Brown University and a M.B.A. from the Stanford Graduate School of Business. We believe that Ms. Lee’s strong background of business, technology leadership roles and experience bringing products to market enable her to make valuable contributions to our Board.

Carlos Minetti, age 63, has served as a member of our Board since February 2024, and his current term expires in 2028. He currently serves as CEO of the Merchant Acquiring Limited Purpose Bank at Stripe Inc., a role he has held since October 2024. Previously, he served as the Executive Vice President, President-Consumer Banking for Discover Financial Services (“Discover”), a role he held from February 2014 to September 2023. Previously, he served as Executive Vice President, President-Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010) and Executive Vice President for Cardmember Services and Chief Risk Officer (2001 to 2007) for Discover. Prior to joining Discover, Mr. Minetti worked in card operations and risk management for American Express Company from 1987 to 2000, where he last served as Senior Vice President. Mr. Minetti currently serves as a member of the board of directors of Trustmark Mutual Holding Company, the Better Business Bureau of Chicago and Northern Illinois, and the Ann & Robert H. Lurie Children’s Hospital of Chicago Foundation. He was a member of the board of directors of Discover Bank from 2001 to 2023. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A&M University and an M.B.A. from the Booth School of Business at The University of Chicago. We believe that Mr. Minetti’s extensive experience in the consumer finance industry enables him to make valuable contributions to our Board.

Louis P. Miramontes, age 71, has served as a member of our Board since October 2014, and his current term expires in 2027. Mr. Miramontes is an experienced financial executive and qualified audit committee financial expert. He was a senior partner at KPMG LLP, a public accounting firm, from 1976 to September 2014, where he served in leadership functions, including Managing Partner of the KPMG San Francisco office and Senior Partner KPMG’s Latin American Region. Mr. Miramontes was also an audit partner directly involved with providing audit services to public and private companies, which included serving with client boards of directors and audit committees regarding financial reporting, auditing matters, SEC compliance and Sarbanes-Oxley regulations. Mr. Miramontes currently serves on the board of directors of Lithia Motors, Inc. and a private company, and previously served on the board of directors of Rite Aid Corporation. Mr. Miramontes received a B.S. in Business Administration from California State University, East Bay, and he is a Certified Public Accountant in the State of California. We believe Mr. Miramontes is qualified to serve on our Board due to his professional experience and deep audit and financial reporting expertise.

Sandra A. Smith, age 55, has served as a member of our Board since September 2021, and her current term expires in 2026. Ms. Smith currently serves as Operating Partner at NewView Capital, since January 2026. From 2018 to April 2021, Ms. Smith served as the Chief Financial Officer of Segment.io (“Segment”), which was acquired by Twilio Inc (“Twilio”). Before joining Segment, Ms. Smith served as the Vice President, Finance at Twilio, from 2013 to 2018, and in various roles at Akamai Technologies, Inc. from 2003 to 2013. Ms. Smith currently serves as a director at several private companies. Ms. Smith holds a B.F.A. from the University of Michigan, an M.B.A. from Boston College Carroll Graduate School of Management, and a J.D. from Boston College Law School. We believe that Ms. Smith is qualified to serve on our Board due to her broad operational experience at high-tech companies and significant leadership experience in the areas of finance, accounting, and audit oversight.

Richard Tambor, age 64, has served as a member of our Board since June 2024, and his current term expires in 2027. Mr. Tambor is currently a private investor. Mr. Tambor previously served as the Executive Vice President and Chief Risk Officer at OneMain Holdings, Inc. (“OneMain”), from May 2014 to December 2022. Prior to OneMain, Mr. Tambor served as the Senior Vice President of Risk Management from 2011 to 2013, and as the Senior Vice President and Chief Risk Officer of Retail Financial Services from 2009 to 2011 at JPMorgan Chase & Co. Prior to joining JPMorgan, Mr. Tambor served as the Managing Director at Novantas LLC, from 2008 to 2009. Prior to Novantas LLC, Mr. Tambor served at American Express Travel Related Services Co., Inc. from 1987 to 2005, where he held several senior management positions, including President and General Manager, Senior Vice President and General Manager of Small Business Lending, Senior Vice President and Chief Risk Officer, Vice President Customer Management of Institutional Risk Management, and Vice President of Worldwide Authorizations. Mr. Tambor previously served as a member on the board of directors at several non-profit organizations, including Habitat for Humanity of Newark, New Jersey, the Cora Hartshorn Arboretum and Bird Sanctuary, and Count Me In for Women’s Economic Independence. Mr. Tambor received a B.A. in Economics from The Hebrew University of Jerusalem, and an M.A. in Economics from New York University. We believe that Mr. Tambor’s extensive experience and leadership in the consumer finance industry and risk management experience enable him to make valuable contributions to our Board. Pursuant to the Findell Agreement, the Board agreed to include Mr. Tambor on its director slate for election at the 2024 annual meeting of stockholders as a Class II director, with a term expiring at the 2027 annual meeting of stockholders.

Warren Wilcox, age 68, has served as a member of our Board since July 2025, and his current term expires in 2028. Mr. Wilcox currently serves as a Partner at FuseIQ LLC, a strategic consulting firm, since January 2025. From May 2021 to January 2025, Mr. Wilcox served as Co-Founder and Chief Marketing Officer of Concerto Card Company, a financial technology company focused on co-branded credit card programs. From 2003 to May 2025, Mr. Wilcox served on the board of directors of Arroweye Solutions, Inc., a digital card manufacturing company. From January 2020 to April 2021, Mr. Wilcox served as a Senior Executive at Onboard Partners LLC, a financial services company specializing in facilitating transactions between financial institutions and between financial institutions and affinity groups. From 2015 to 2019, Mr. Wilcox served as Co-Founder and Chief Marketing Officer of Mercury Financial LLC, a financial technology company providing Mastercard-branded credit cards and personal loans to sub-prime and middle-market consumers. Mr. Wilcox previously served as Executive in Residence at Happy Money, Inc., a consumer lending platform, from 2014 to 2015, and as Head of Advisory Services at Visa Inc. (NYSE: V), from 2008 to 2012. From 2002 to 2007, Mr. Wilcox served as Vice Chairman and Chief Marketing Officer of Providian Financial Corporation, a middle-market credit card issuer, where he led the planning, marketing, and business development functions prior to its acquisition by Washington Mutual, Inc. Earlier in his career, Mr. Wilcox served as Senior Vice President at FleetBoston Financial Corporation, as Managing Director and Chief Marketing Officer of Household International, Inc.’s credit card division, and in credit and lending roles at Atlantic Financial Federal and Citicorp. Mr. Wilcox currently serves on the board of directors of Direct Marketing Solutions, Inc., a marketing services firm, since December 2020. He previously served as a member of the board of directors of Encore Capital Group, Inc. (NASDAQ: ECPG), a debt collection and recovery company, from May 2004 to 2013, and of InfoArmor, Inc., a provider of identity protection solutions, from 2004 until shortly before its acquisition by Allstate Corporation (NYSE: ALL) in 2018. Mr. Wilcox received an M.S. in Management from the Krannert School of Management at Purdue University and a B.S. in Business Administration from Illinois State University. We believe that Mr. Wilcox’s decades of experience in consumer financial services, combined with his operational and marketing expertise and his track record of building and leading successful fintech and credit card businesses, make him well qualified to serve on the Board.

Executive Officers

The following biographical information for our executive officers is presented as of April 23, 2026:

For the biography of Mr. Bland, see “Board of Directors”.

Patrick Kirscht, age 58, has served as our Chief Credit Officer since October 2015, and previously served as our Vice President, Risk Management and Chief Risk Officer from October 2008 to October 2015 and our Senior Director, Risk Management from January 2008 to October 2008. Prior to joining Oportun, Mr. Kirscht was Senior Vice President of Risk Management for HSBC Card Services, Inc., the consumer credit card segment of HSBC Holdings, from 2007 to 2008. Mr. Kirscht joined HSBC Card Services in 2005 as part of HSBC’s acquisition of Metris Companies Inc., a start-up mono-line credit card company. Mr. Kirscht joined Metris Companies in 1995, where he served as Vice President of Planning and Analysis until he moved to Risk Management in 2004. Mr. Kirscht received a B.S. in Economics with a minor in Statistics, a B.S. in Business, and an M.B.A. from the University of Minnesota.

Kathleen Layton, age 46, has served as our Chief Legal Officer and Corporate Secretary since July 2023. She previously served as our Senior Vice President, Deputy General Counsel and Corporate Secretary from March 2020 to July 2023, as our Vice President, Assistant General Counsel from December 2017 to March 2020, and as our Senior Director, Senior Corporate Counsel from September 2015 to December 2017. Prior to joining Oportun, Ms. Layton was a Senior Corporate Counsel at ServiceNow and an attorney at Simpson Thacher & Bartlett LLP and McDermott Will & Emery LLP. Ms. Layton received a B.A. from the University of Wisconsin-Madison, and a J.D. from the University of Wisconsin Law School.

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

	Audit and Risk Committee	Compensation and Leadership Committee	Credit Risk and Finance Committee	Nominating, Governance and Social Responsibility Committee
Jo Ann Barefoot			M	M
Mohit Daswani(1)	M	C
Ginny Lee		M		C
Carlos Minetti			M	M
Louis P. Miramontes(2) L	M
Sandra A. Smith	C		M
Richard Tambor(3)			M	M
Warren Wilcox(4)	M	M

C - Committee Chair  M - Committee Member  L - Lead Independent Director
(1)	Effective August 20, 2025, Mr. Daswani was appointed as the chair of the compensation and leadership committee.
(2)	In August 2025, Mr. Miramontes ceased serving as a member of and as the chair of the compensation and leadership committee and was appointed as the Lead Independent Director.
(3)
Effective August 20, 2025, Mr. Tambor was appointed as chair of the credit risk and finance committee. Effective December 31, 2025, Mr. Tambor ceased serving as chair of the credit risk and finance committee.

(4)
Effective August 20, 2025, Mr. Wilcox was appointed as a member of the compensation and leadership committee. Effective August 25, 2025, Mr. Wilcox was appointed as a member of the audit and risk committee.

Audit and Risk Committee
Sandra A. Smith (Chair)*+ Mohit Daswani+ Louis Miramontes+ Warren Wilcox
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
The Board has determined that Mr. Daswani, Mr. Miramontes, and Ms. Smith each qualifies as an “audit committee financial expert” as that term is defined under the SEC, and possesses financial sophistication, as defined under the Nasdaq listing standards.

*Since November 2023 +Financial Expert Met 8 times in 2025

Compensation and Leadership Committee
Mohit Daswani (Chair)* Ginny Lee Warren Wilcox Compensation and Leadership Committee Report page 36
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

For a description of the compensation and leadership committee’s processes and procedures, including the roles of its independent compensation consultant and the Chief Executive Officer in support of the committee’s decision-making process, see the section entitled “Executive Compensation” beginning on page 10.

*Since August 2025 Met 7 times in 2025

Credit Risk and Finance Committee
Jo Ann Barefoot Carlos Minetti Sandra A. Smith Richard Tambor
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

No current Chair of the committee Met 4 times in 2025

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

*Since November 2022 Met 7 times in 2025

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

Compensation and Leadership Committee Interlocks and Insider Participation

None of the members of our compensation and leadership committee has ever been an officer or employee of the Company. In addition, none of our executive officers currently serve, or in the past fiscal year have served, as a member of the Board, compensation and leadership committee (or other Board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or on our compensation and leadership committee.

Insider Trading Policy

For information on the Company’s Insider Trading Policy, see “Insider Trading Policy” and “Hedging and Pledging Policies” under Item 11 below.

Item 11. Executive Compensation

Named Executive Officers

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities and Exchange Act of 1934, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow the Company to provide less detail about its executive compensation program, the compensation and leadership committee is committed to providing the information helpful to stockholders in understanding the Company’s executive compensation program. Accordingly, this section includes supplemental narratives that describe the executive compensation program for our named executive officers (“NEOs”) during fiscal year 2025, who consisted of:

Raul Vazquez	Kathleen Layton	Patrick Kirscht

Former Chief Executive Officer (“Former CEO”)	Chief Legal Officer and Corporate Secretary (“CLO”)	Chief Credit Officer (“CCO”)

Age: 54	Age: 46	Age: 58

Tenure: 14 years	Tenure: 10 years	Tenure: 18 years

Leadership Transition

On April 3, 2026, Mr. Vazquez stepped down from his roles as our Chief Executive Officer and as a member of the Board, at which time he transitioned to a non-employee advisor, to assist with transition matters. Mr. Vazquez is anticipated to remain as a non-employee advisor until July 3, 2026.

On April 15, 2026, Douglas Bland was appointed as Chief Executive Officer and principal executive officer of the Company, as well as a member of the Board, effective as of April 20, 2026. From April 4, 2026 until April 20, 2026, Ms. Layton and Gaurav Rana served in the joint Office of the CEO of the Company.

2025 Financial Highlights

In 2025, we delivered consistent GAAP profitability, strengthened our balance sheet, and meaningfully improved operating performance, reflecting disciplined execution against our strategic priorities. We closed the year by achieving our fifth consecutive quarter of GAAP profitability in the fourth quarter, and meeting or exceeding each of our full-year guidance metrics.

Key financial highlights for 2025 include:

•	GAAP net income of $25 million, an improvement of $104 million compared to 2024;

•	GAAP diluted EPS of $0.53, compared to a loss of $(1.95) in 2024;

•	Adjusted EPS(1) of $1.36, reflecting 89% year-over-year growth;

•	Adjusted EBITDA(1) of $148 million, an increase of $44 million, or 42%, compared to 2024;

•	10% growth in aggregate originations while maintaining a conservative credit posture, driven by our focus on members with higher free cash flow and on channels that deliver the strongest results; and

•	A 12% reduction in total operating expenses year-over-year, reflecting sustained cost discipline.

In addition to driving improved profitability during 2025, we strengthened our capital structure and liquidity position, while lowering our interest expense. We reduced corporate debt by $70 million, lowered our cost of capital on new ABS issuances alongside our first AAA ratings on the senior notes, and lowered our cost of capital on our warehouse facilities while extending their aggregate commitment and term. Furthermore, we increased our unrestricted cash by $46 million, or 76% year-over-year, to $106 million as of December 31, 2025. We believe these balance sheet optimization initiatives will continue to benefit Oportun’s financial results in 2026.

Operationally, we continued to refine our credit posture and focus on high-quality originations. In the second half of 2025, 74% of originations were to returning members, up from 64% in the first half of the year, reflecting our disciplined underwriting approach. We also continued expanding our secured personal loan portfolio, which grew 39% year-over-year and has exhibited materially lower loss rates than unsecured loans. Together, these shifts in borrower mix and product composition reflect our continued focus on improving portfolio credit quality.

We believe our 2025 performance demonstrates the effectiveness of our strategy and positions us to drive sustainable, profitable growth while advancing our mission of providing responsible and affordable financial solutions to our members.

(1)For a reconciliation of non-GAAP Adjusted EPS to GAAP EPS and non-GAAP Adjusted EBITDA, refer to the Reconciliation on Non-GAAP Financial Measures section of this Amendment.

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

Primary Elements of our 2025 Compensation Program

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
•
Base salaries are then reviewed on an annual basis by the compensation and leadership committee and salary adjustments may be made based on factors described below under “Roles of the Compensation and Leadership Committee, Management and the Compensation Consultant.”

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

Restricted Stock Units (RSU)

(1)
In December 2025, in order to promote executive retention and leadership continuity, the compensation and leadership committee approved a special retention award for each of Ms. Layton and Mr. Kirscht consisting of cash and time-based restricted stock unit awards. These retention awards were separate from and in addition to the Company’s regular annual cash incentive and long-term equity compensation programs. See “Special Retention Awards” below for additional details.

(2)	Mr. Kirscht was also eligible to participate in the Company’s MBO Cash Performance Program in 2025. See “MBO Cash Performance Program” below for additional details.
(3)
The chart reflects the Former CEO’s annual cash incentive weighting. For the remaining NEOs, annual cash incentive weighting was 75% based on corporate performance goals and 25% based on individual performance goals.

(4)
PSUs are determined based on Economic ROA for the first year of the performance period and subject to a three-year relative total shareholder return (“TSR”) modifier; cliff vesting following completion of the three-year period, subject to continued employment. See “Long-Term Incentive Compensation” below for additional details.

(5)	The chart reflects the Former CEO’s annual long-term equity incentive allocation. For the remaining NEOs, annual long-term equity awards were allocated 60% in RSUs and 40% in PSUs.

Fiscal 2025 Pay Mix

Each year, the compensation and leadership committee sets the key components of total compensation for executive officers: short-term cash (annual base salary and incentive award) and long-term equity incentives (PSUs and RSUs). Together, these elements comprise the executive’s target total direct compensation. The target pay mix for fiscal 2025 for each NEO is shown below.

Our NEOs’ 2025 target total direct compensation decision focuses on variable and “at-risk” compensation that is closely aligned with Company performance because the value earned is directly dependent upon our achievement of designated performance goals and/or stock performance. As shown in the charts below, “at-risk”, or incentive-based compensation, represents approximately 84% of Former CEO Mr. Vazquez’s 2025 target total direct compensation, 76% for CCO Mr. Kirscht, and 71% for CLO Ms. Layton. These levels represent an increase compared to 2024, when “at-risk” compensation comprised approximately 68%, 62%, and 50% of target total direct compensation for the Former CEO, CCO and CLO, respectively, reflecting the compensation and leadership committee’s continued emphasis on performance-based pay and the impact of changes in the Company’s stock price on the value of equity awards.

For purposes of the charts below, compensation amounts are presented on a target basis and may differ from the amounts reported in the “Summary Compensation Table.” Base salary reflects annualized base salary in effect for 2025 and annual incentive compensation reflects target opportunity (rather than actual payout). The long-term equity incentive amounts shown correspond to the grant date fair value of such awards as reported in the “Summary Compensation Table” and exclude the special retention award consisting of cash and time-based restricted stock units granted to each of Mr. Kirscht and Ms. Layton during 2025.

16%
Base Salary
35%
LTI-PSU
CEO
Target Direct Compensation
20%
Target Annual Incentive
84%
Incentive-based
29%
LTI-RSU

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

Roles of the Compensation and Leadership Committee, Management and the Compensation Consultant

Role of the Compensation and Leadership Committee
Each year, the compensation and leadership committee reviews and approves compensation decisions as they relate to our NEOs and other senior management. The compensation and leadership committee, with input from management and its independent consultant, conducts a baseline review of our compensation programs to ensure alignment with business needs and growth objectives. In this review, the independent compensation consultant is asked to provide a perspective on changing market practices as to compensation programs, with a particular focus on our identified peer group and other companies with whom we compete directly for talent, as discussed below under “Role of Compensation Consultants” and “Use of Competitive Market Data.” Following this review, the compensation and leadership committee considers the recommendations of our Chief Executive Officer, as discussed below under “Role of Management.” The compensation and leadership committee also manages the annual review process of our Chief Executive Officer, in cooperation with our lead director, in which all members of our Board are asked to participate and provide perspective, resulting in a compensation and leadership committee determination regarding individual compensation adjustments for our Chief Executive Officer. As part of this review of the compensation of our NEOs and other senior executive officers, the compensation and leadership committee considers several factors, including:
•   Our corporate growth and other elements of financial performance;
•   Individual performance and contributions to our business objectives;
•   The executive officer’s experience and scope of duties;
•   The recommendations of our Chief Executive Officer (other than for himself) and other members of our management team;

•   Retention risk;
•   Internal pay equity;
•   An executive officer’s existing equity awards and stock holdings;
•   Stockholder feedback, including the results of our annual say-on-pay vote and ongoing engagement with stockholders; and
•   Ensuring our incentive plans do not encourage undue risk-taking.
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

Role of Management
Our Chief Executive Officer works closely with the compensation and leadership committee in determining the compensation of our NEOs (other than his own) and other executive officers. Each year, our Chief Executive Officer evaluates the performance of our NEOs and other executives and provides the compensation and leadership committee with recommendations on compensation adjustments, promotions, bonus pool funding, goal attainment, and annual incentive payouts, except with respect to his own compensation. Our Chief Executive Officer also recommends corporate and individual performance goals for the annual incentive plan, aligned with our business plan and strategy, for approval by the compensation and leadership committee. He also advises on the size, timing, and terms of equity awards and new hire compensation packages. These recommendations from our Chief Executive Officer are often developed in consultation with finance and human resources members of his senior management team.

In certain situations, the compensation and leadership committee may elect to delegate specific responsibilities to our Chief Executive Officer or a subcommittee, excluding any authority related to our executive officers. Our compensation and leadership committee has delegated to our Chief Executive Officer the authority to make employment offers to candidates at and below the senior vice president level without seeking the approval of the compensation and leadership committee, subject to certain parameters. In addition, our compensation and leadership committee has delegated to a subcommittee, currently made up of our Chief Executive Officer and CLO, the authority to approve certain equity grants to employees at and below the senior vice president level, subject to certain parameters approved by the compensation and leadership committee.

At the request of the compensation and leadership committee, our Chief Executive Officer typically attends a portion of each compensation and leadership committee meeting, including meetings at which the compensation and leadership committee’s compensation consultant is present. From time to time, various members of management and other employees, as well as outside legal counsel and consultants retained by management, attend compensation and leadership committee meetings to make presentations and provide financial and other background information and advice relevant to compensation and leadership committee deliberations. Our Chief Executive Officer and other NEOs do not participate in, and are not present during, any deliberations or determinations of our compensation and leadership committee regarding their compensation or individual performance objectives.

Role of Compensation Consultants
The compensation and leadership committee is authorized under its charter to retain external advisors-such as compensation consultants, legal counsel, and accounting experts-to assist in performance of its responsibilities. The compensation and leadership committee makes all determinations regarding the engagement, fees, and services of these external advisors, and any such external advisor reports directly to the compensation and leadership committee.

During 2025, the compensation and leadership committee retained Willis Towers Watson as its independent compensation consultant to provide support and advisory services as it relates to our compensation program. Willis Towers Watson performs no other services for us other than its work for the compensation and leadership committee. Willis Towers Watson complied with the definition of independence under the Dodd-Frank Act and other applicable SEC and stock exchange regulations.

Use of Competitive Market Data

We strive to attract and retain top executive talent in a highly competitive market. To support this goal, the compensation and leadership committee annually reviews market data for each executive role, including compensation practices at comparable public companies.

In addition to using published survey data for similar sized technology companies, the compensation and leadership committee approved a peer group of comparable publicly traded companies, developed with the assistance of Willis Towers Watson, to aid it in assessing the overall competitiveness of our executive compensation program and the key components of compensation under the program. The peer group was selected from publicly traded companies with (i) similar industry focus (i.e., consumer finance) (ii) comparable company scope and size, or (iii) that have similar product offerings. Our compensation and leadership committee considered compensation data from the below-listed companies, which remained unchanged from last year. After the peer group was selected, MoneyLion was subsequently acquired and delisted from the New York Stock Exchange, which made it no longer appropriate for benchmarking purposes for the remainder of the fiscal year.

Atlanticus	LendingClub	OppFi	SoFi Technologies
Enova International	LendingTree	PROG Holdings	Upstart Holdings
Green Dot	MoneyLion	Regional Management	World Acceptance

In connection with its annual review, the compensation and leadership committee, with the assistance of Willis Towers Watson, determined to maintain a substantially similar peer group for the 2026 fiscal year, with the only change being the replacement of SoFi Technologies with NerdWallet.

Elements of Executive Compensation and 2025 Compensation Decisions

The key components of the target total direct compensation for each executive officer set by the compensation and leadership committee annually are annual base salary, annual short-term cash incentive compensation and annual long-term equity incentive compensation (PSUs and RSUs). The compensation and leadership committee generally positions target total cash compensation and annual equity compensation in a way that the committee believes substantially links executive compensation to corporate performance and strikes a balance between our short-term and long-term strategic goals. A significant portion of our NEOs’ target total direct compensation opportunity is comprised of “at-risk” compensation in the form of performance-based annual incentive opportunities and performance-based annual equity awards to align the NEOs’ incentives with the interests of our stockholders and our corporate goals. The compensation and leadership committee believes that the target total direct compensation of our NEOs should be competitive within the markets in which we compete, while considering factors such as individual performance, company performance and any unique circumstances of the NEO’s position based on that individual’s responsibilities and market factors. We believe that this target will enable us to attract, motivate and retain the executive talent necessary to develop and execute our business strategy. The compensation and leadership committee reviews the compensation of our NEOs against our peer group, survey data sources, and other companies which we compete with for talent to provide a general assessment of the overall competitiveness of our executive compensation program. We also provide our NEOs with certain severance and change in control benefits, as well as other benefits generally available to all our employees, including retirement benefits under our 401(k) plan and participation in our employee benefit plans. In addition, in 2025, we granted a special retention award for each of Ms. Layton and Mr. Kirscht, consisting of cash and time-based restricted stock unit awards, to promote retention and leadership continuity.

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

Executives	2024 Annual Base Salary ($)		2025 Annual Base Salary ($)(1)	Change (%)
Raul Vazquez	595,000	(2)	735,000	5.0	(3)
Kathleen Layton	390,000		420,000	7.7
Patrick Kirscht	485,346		510,000	5.1

(1)	The base salary amount for each of our NEOs is approved by the compensation and leadership committee.
(2)
In connection with certain operating expense reduction efforts by the Company, Mr. Vazquez voluntarily requested a 15% reduction of his annual base salary, effective November 11, 2023, which reduced his annualized base salary from $700,000 to $595,000. The voluntary reduction remained in effect throughout fiscal year 2024. Effective March 1, 2025, Mr. Vazquez’s annual base salary was reinstated to $700,000. In connection with the Compensation and Leadership Committee’s annual review of executive compensation, his annual base salary was subsequently increased to $735,000 on a go-forward basis, also effective as of March 1, 2025.

(3)
Percentage change presented in the table reflects the increase from the reinstated base salary of $700,000 to $735,000, rather than from the temporarily reduced salary, in order to provide a more meaningful year-over-year comparison of ongoing compensation.

Annual Incentive Plan

Each of our NEOs participated in our annual incentive plan for 2025. This performance-based cash compensation was designed to reward the achievement of annual corporate performance relative to pre-established goals, as well as individual performance, contributions and strategic impact.

The compensation and leadership committee established target annual incentive opportunities for each NEO, expressed as a percentage of base salary. The applicable target percentages for 2025 are described below.

	2025 Target Annual Incentive Award Opportunity
	Target Award ($)	Percentage of Base Salary (%)
Raul Vazquez	918,750	125
Kathleen Layton	273,000	65
Patrick Kirscht	331,500	65

For 2025, the compensation and leadership committee approved the corporate performance goals of Adjusted EBITDA (65% weighting) and Annualized Net Charge-Off Rate (35% weighting). Our compensation and leadership committee believes these are the appropriate drivers for our business as they provide a balance between growth and profitability and encourage operating efficiency.

Adjusted EBITDA measures the Company’s operating performance and profitability, while Annualized Net Charge-Off Rate—defined as annualized loan losses (net of recoveries) divided by the average daily principal balance of owned loans—serves as a key indicator of credit performance. Together, these metrics allow the compensation and leadership committee to assess the Company’s effectiveness, productivity and efficiency, while evaluating comparative results period-over-period. Please refer to the Reconciliation of Non-GAAP Financial Measures section of this Amendment for the Company’s definition of Adjusted EBITDA.

For each corporate performance goal, target achievement was set in accordance with our annual operating plan, with potential bonus funding ranging from 0% to 150% of target, on a sliding scale. The Net Charge-Off Rate performance metric had a threshold payout of 50% at 115% of target, while the Adjusted EBITDA performance metric had a threshold payout of 50% at 85% of target.

In 2025, the annual incentive awards were weighted 90% on corporate performance and 10% on attainment of individual goals for our Former CEO and 75% on corporate performance and 25% on attainment of individual goals for Ms. Layton and Mr. Kirscht. Individual goal achievement for each NEO’s performance was determined by the compensation and leadership committee.

The following provides additional information regarding the corporate goals under our Annual Incentive Plan.
		Performance Schedule (1)
Corporate Financial Metric & Weighting		Threshold	Target	Maximum	Actual	Percent attainment
Net Charge-Off Rate and Adjusted EBITDA	Net Charge-Off Rate (35%)	13.1%	11.4%	9.7%	12.0%	78.9%
	Adjusted EBITDA (65%)	$133M	$156M	$179M	$148M	81.5%
Total Corporate Attainment						80.6%

(1)	Attainment percentage between threshold, target, and maximum performance levels is determined based on a sliding-scale interpolation.

For a reconciliation of non-GAAP Adjusted EBITDA, refer to the Reconciliation on Non-GAAP Financial Measures section of this Amendment. For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original Form 10-K.

Individual annual incentive award goals and achievement for our NEOs vary depending on the Company’s strategic priorities and each executive officer’s responsibilities. While not exhaustive, below are certain key factors that the compensation and leadership committee, in consultation with our Former CEO, considered when determining the individual component of each 2025 annual incentive award.

The compensation and leadership committee recognized the Company’s significant improvement in GAAP profitability in 2025 and meaningful year-over-year improvement in operating and financial performance. The compensation and leadership committee determined that the NEOs played critical roles in executing against the Company’s strategic priorities of improving credit outcomes, strengthening business economics and positioning the Company for sustainable, profitable growth.

In assessing individual performance, the compensation and leadership committee considered accomplishments including:

•
Leading disciplined credit management initiatives, including enhancements to underwriting standards, deployment of early default models and improved decisioning infrastructure, and increasing the proportion of originations to returning members to support stable portfolio performance;

•	Strengthening business economics through operating expense reductions, improved operating leverage and enhanced capital efficiency;

•	Advancing balance sheet optimization efforts, including reducing corporate debt, lowering cost of capital, expanding warehouse capacity and maintaining access to diversified funding sources;

•
Managing complex governance, regulatory and shareholder matters, including navigating a protracted proxy contest and heightened shareholder engagement, while maintaining operational focus and compliance standards;

•	Supporting the continued expansion of secured personal loans and other strategic product initiatives designed to improve portfolio resiliency and long-term profitability; and

•	Providing strategic leadership during a period of macroeconomic uncertainty to maintain disciplined execution and advance long-term stockholder value creation.

As a result of the compensation and leadership committee’s performance review, the following annual incentive awards were paid to each of our NEOs for 2025:

	Target Bonus ($)	Bonus Payout as a Percentage of Target (%)	Actual Bonus Amount ($)
Raul Vazquez	918,750	81.6	749,700
Kathleen Layton	273,000	85.5	233,279
Patrick Kirscht	331,500	81.0	268,349

In 2023, our compensation and leadership committee approved a one-time MBO cash performance award program for select then serving C-Suite executives, excluding the Former CEO, which commenced in 2024.

The MBO Cash Performance Program operates independently from our annual incentive awards, though both are aligned in driving overall financial and operational success. The MBO Cash Performance Program is intended to emphasize individual strategic objectives that are critical to each executive’s function and are tailored to drive long-term value creation and align with our broader goals.

Under the program, MBOs are established annually over a three-year period (2024, 2025 and 2026), with each corresponding award payable in the following year (2025, 2026 and 2027, respectively). Each equal annual installment is contingent upon the achievement of pre-established MBOs specific to the executive’s role and remains subject to the executives’ continued service. By tying payouts to both time-based vesting and performance-based milestones, this structure enhances retention while ensuring sustained focus on key business initiatives.

Mr. Kirscht is the only NEO participating in the MBO Cash Performance Program. Under the MBO, Mr. Kirscht had the opportunity to earn an award of up to $125,000 (payable in March 2026), if certain goals and objectives were attained by December 31, 2025. A portion of the MBO Cash Performance award was eligible to be received for partial achievement of any goal.

Mr. Kirscht’s 2025 performance goals were focused on credit performance, origination and loan quality metrics derived from the Company’s annual operating plan and were weighted at 55%, 30% and 15%, respectively. These objectives were intended to reinforce disciplined underwriting, improve portfolio performance and support sustainable growth. Based on the compensation and leadership committee’s evaluation, informed by the Former CEO’s assessment, Mr. Kirscht achieved approximately 81.5% of his target award for 2025, reflecting partial attainment of these goals.

The compensation and leadership committee determined that the MBO Cash Performance Program served its intended purpose as a targeted, time-bound retention and performance vehicle and, accordingly, the program was not renewed for 2027 or future periods.

Long-Term Incentive Compensation

Our compensation and leadership committee believes long-term incentive compensation effectively aligns executive and stockholder interests, driving sustained value creation. The program is designed to promote retention, support recruitment of key talent, and reward performance that maximizes long-term stockholder returns.

In 2025, our long-term incentive program provided for the delivery of long-term incentive awards through a combination of the following two award vehicles:

LTI Vehicle	Vesting Terms	Weighting
Performance-based Restricted Stock Units (PSUs)
Performance based on Economic ROA for 2025; resulting units are subject to a three-year relative TSR modifier (2025–2027); cliff vesting following completion of the three-year period (scheduled vesting March 10, 2028), subject to continued employment
Approximately 50% of total award (Former CEO) / 40% (other NEOs)

Restricted Stock Units (RSUs)	RSUs vest in three equal annual installments from the vesting commencement date of March 10, 2025, subject to continued employment	Approximately 50% of total award (Former CEO) / 60% (other NEOs)

The PSU award is designed to align executive compensation with both disciplined financial performance and long-term stockholder value creation. Beginning with the 2025–2027 PSU award cycle, the compensation and leadership committee refined the PSU structure implemented in prior years to incorporate a combination of an internal financial performance metric and a relative market-based modifier, rather than being based solely on absolute stockholder return. These refinements were intended to more closely align incentive outcomes with the Company’s evolving strategic priorities by reinforcing near-term financial discipline while maintaining a strong linkage to long-term relative stockholder returns.
For this award cycle, initial performance is measured over a one-year period based on Economic Return on Assets (“Economic ROA”), as defined in the applicable award agreement. The compensation and leadership committee selected Economic ROA because it believes this metric promotes capital discipline, balance sheet efficiency and sustainable earnings generation, which are critical drivers of long-term value in the Company’s business model. A number of PSUs is calculated following the one-year performance period based on actual Economic ROA results relative to pre-established performance goals.
Any PSUs achieved based on Economic ROA performance are eligible to vest at the end of a three-year period subject to a relative total shareholder return (“rTSR”) modifier. The rTSR modifier measures the Company’s total shareholder return relative to the Russell 3000 Index over a three-year performance period covering calendar years 2025 through 2027. The compensation and leadership committee incorporated the rTSR modifier to ensure that realized payouts reflect the Company’s performance relative to the broader market and stockholder experience over the longer term. Following completion of the three-year rTSR performance period, earned units may be adjusted upward or downward based on percentile performance relative to the index.
2025 Economic ROA Performance Scale
Economic ROA	% of Target PSUs Eligible
1.53% or greater	125%
1.32%	100%
1.11%	75%
0.90%	50%
0.71%	25%
Less than 0.71%	0%

Performance between the levels shown above is determined using linear interpolation.

Relative TSR Modifier (3-Year Performance Period)
Relative TSR Percentile vs. Russell 3000	Modifier (+/-25%)
≥ 75th percentile	125%
65th – 74th percentile	115%
55th – 64th percentile	110%
45th – 54th percentile	100%
35th – 44th percentile	90%
25th – 34th percentile	85%
< 25th percentile	75%

between the levels shown above is determined using linear interpolation. If the Company’s absolute TSR over the performance period is negative, the modifier is capped at 100%.
The target number of PSUs granted reflects 100% achievement of both Economic ROA and the rTSR modifier. Actual payout may range from 0% to 156% of the target number of units, depending on performance. In addition to satisfying the applicable performance conditions, vesting remains subject to continued employment. Any units that become eligible for vesting based on our Economic ROA results and our rTSR are scheduled to vest on March 10, 2028.
PSU Performance Certification
The compensation and leadership committee reviews and certifies PSU performance following the completion of the applicable performance periods, with certification required within 45 days after the end of each performance period.
2023 PSU Awards
The PSU awards granted in 2023 were based on absolute TSR over the three-year performance period from January 1, 2023 through December 31, 2025. Based on the compensation and leadership committee’s certification of Company TSR for this period of negative 10.1%, no PSUs were eligible to be earned, and the awards were forfeited in full.
2025 PSU Awards
For the 2025–2027 PSU award cycle, initial performance is measured based on Economic ROA for fiscal year 2025. Based on the compensation and leadership committee’s certification of Economic ROA of 0.99% for the period ended December 31, 2025, approximately 60.7% of the target PSUs became eligible units. These eligible units remain subject to further adjustment based on rTSR performance over the three-year period ending December 31, 2027, and continued service through the applicable vesting date.

Special Cash and RSU Retention Awards

In December 2025, the compensation and leadership committee approved retention awards for certain executive officers, including to Ms. Layton and Mr. Kirscht. The compensation and leadership committee determined these awards were critical to promote leadership continuity and stability during a period of heightened operational demands and execution of critical strategic priorities. The compensation and leadership committee consulted with its independent compensation consultant to determine the appropriate form and amount of retention incentives, reviewed market data and evaluated multiple structures and alternatives before approving an award consisting of a combination of cash and equity.

The retention awards consisted of (i) cash retention awards subject to continued service and (ii) RSU awards granted under the Company’s 2019 Equity Incentive Plan. The cash retention awards vest in two equal installments in September 2026 and June 2027, subject to continued employment through the applicable vesting dates. The RSU awards cliff vest based on continued service through mid-2027. In addition, the retention awards are subject to certain acceleration rights, as more fully described in the section entitled “Employment, Severance and Change in Control Agreements – Retention Awards” below.

The cash retention awards for Ms. Layton and Mr. Kirscht were $441,000 and $535,500, respectively, and RSUs were 86,043 and 95,603, respectively.  The grant date value of the RSUs were less than annual long-term equity awards, representing approximately 60% and 40% of the grant date value of the 2025 annual long-term equity awards granted to Ms. Layton and Mr. Kirscht, respectively, in April 2025.

These retention awards were separate from and in addition to the Company’s regular annual cash incentive and long-term equity compensation programs. The compensation and leadership committee views these awards as special grants designed to address specific retention considerations and does not intend for them to alter the Company’s ongoing annual compensation structure or target pay mix.

Pursuant to SEC guidance, the cash retention awards will be reported in the Summary Compensation Table in the year in which the applicable vesting conditions are satisfied. The RSU awards are reflected in the 2025 Summary Compensation Table at their grant date fair value.
Early 2026 Compensation Actions – Leadership Transition
Vazquez Transition Agreement
In connection with Mr. Vazquez’s transition and separation from the Company, he entered into a transition agreement and release (the “Transition Agreement”) with us dated January 21, 2026 that was approved by the Board. Under the Transition Agreement, Mr. Vazquez agreed to remain as chief executive officer and a Board member until April 3, 2026, subject to the terms of the Transition Agreement. During that time, Mr. Vazquez received his regular base salary, participated in the Company’s employee benefits, and his Company equity awards continued to vest. The Transition Agreement also provided that Mr. Vazquez remained eligible to receive a bonus under the Company’s 2025 bonus plan provided that he remains employed with the Company through April 3, 2026.
Following his termination of employment on April 3, 2026, Mr. Vazquez executed a release agreement attached to the Transition Agreement, which provides for the following separation benefits:  (1) Mr. Vazquez will receive cash severance equal to $1,102,500, representing eighteen (18) months of his base annual salary, payable in equal installments over eighteen (18) months; (2) Mr. Vazquez also will receive a lump sum payment equal to $918,750 multiplied by (a) the number of calendar days he is employed with us in 2026 as of his last day of employment divided by (b) 365; (3) the Company will cover the premiums for COBRA coverage for Mr. Vazquez and his eligible dependents for a period of up to eighteen (18) calendar months following his last day of employment with us, subject to the terms of the Transition Agreement; and (4) (i) one hundred percent (100%) of Mr. Vazquez’s outstanding and unvested time-based restricted stock units will immediately vest and settle, and (ii) if and to the extent any 2025 PSUs become eligible to vest based on Economic ROA achievement, then two-thirds of such eligible 2025 PSUs will remain eligible to vest on the scheduled vesting date, subject to the terms and conditions of the applicable 2025 PSU agreements entered into by Mr. Vazquez, including any adjustments due to the application of rTSR as described above, but in each case, disregarding any continued service or similar condition under the 2025 PSU agreement.
Following his termination of employment on April 3, 2026 and pursuant to his Transition Agreement, Mr. Vazquez is continuing to provide service to us as a non-employee advisor through July 3, 2026 in order to promote a smooth and orderly transition of his duties. During this time, Mr. Vazquez receives a cash fee of $61,250 per month as payment for his services.
Office of the CEO Appointment
Effective as of April 4, 2026, in connection with Mr. Vazquez’s departure, Ms. Layton and Gaurav Rana, were appointed to serve in the joint Office of the CEO of the Company. In this capacity, Ms. Layton and Mr. Rana served as the co-principal executive officers and as interim leaders of the Company until the permanent CEO was appointed. In connection with her appointment to serve in the joint Office of the CEO, the compensation and leadership committee of the Board approved an additional $35,000 per month to Ms. Layton’s base salary, to be paid on top of her existing annual base salary of $450,000 (equivalent to $37,500 per month), for the period of time she served in the joint Office of the CEO.

Chief Executive Officer Appointment
On April 15, 2026, Doug Bland was appointed as Chief Executive Officer and as a Director of the Company, effective as of April 20, 2026. In connection with his appointment and after consideration of a variety of factors, including market data and recommendation from Willis Towers Watson the compensation and leadership committee approved an offer letter agreement with Mr. Bland  pursuant to which he will be paid an annual base salary of $750,000 and be eligible to receive an annual performance bonus with a target opportunity of 125% of his base salary.  Mr. Bland will be granted a long-term new hire equity award with a total target grant date value of $5,000,000, with approximately 50% of the target value allocated to RSUs and 50% of the target value allocated to PSUs, with RSUs vesting over a three-year period and PSUs eligible to vest after the end of the three-year performance period based on a combination of the Company’s Economic ROA (as defined in the PSU Award Agreement) and the Company’s relative total stockholder return performance against the Russell 3000 Index over the three-year period, subject to earlier vesting upon certain termination and change in control events. The offer letter also provides for a long-term cash retention award of $500,000 that will vest in three equal annual installments subject to Mr. Bland’s continued employment and a $500,000 cash signing bonus that will vest and be paid in four equal quarterly installments of $125,000 subject to Mr. Bland’s continuing employment, unless he experiences certain qualifying termination events.  Mr. Bland will be eligible for benefits under our executive change in control and severance policy.
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
401(k) Plan and Employee Benefits
During 2025, all full-time employees in the United States employed by Oportun, including the NEOs, were eligible to participate in the Company’s 401(k) plan, a tax qualified retirement plan. Other than the 401(k) plan, we do not provide defined benefit pension plans or defined contribution retirement plans to the NEOs or other employees.
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

Stock Ownership Guidelines
In April 2022, the compensation and leadership committee adopted stock ownership guidelines for our executive officers and non-employee directors to further align their interests with our stockholders. Under these guidelines, each participant is required to own shares of our common stock with value of at least the following:

Position	Ownership Requirement
Chief Executive Officer	6x annual base salary
Other Section 16 officers	3x annual base salary
Non-employee directors	5x annual cash retainer

Covered executives are expected to meet the applicable ownership level within five years of the later of the adoption of the guidelines or their hire or promotion into a covered role. Non-employee directors are expected to meet the applicable ownership level within five years of their appointment. Ownership levels are assessed annually based on the average closing price of our common stock over the 20 trading days preceding December 31 of the applicable year. Shares that count toward the ownership requirement include shares held directly or indirectly (including through trusts or similar entities) and “net shares” underlying full-value equity awards. Unvested time-based restricted stock units count at 50% of the underlying shares, and shares underlying awards that are subject to performance conditions do not count unless and until the performance conditions have been achieved. Shares underlying stock options and other derivative securities do not count toward the ownership requirement. Until the applicable ownership level is achieved, executives and non-employee directors are required to retain at least 50% of net shares received upon vesting or settlement of equity awards. The compensation and leadership committee may, in its discretion, grant exceptions or temporarily suspend the guidelines in cases of hardship or other special circumstances.
All of our executive officers and non-employee directors are currently within the applicable phase-in period for achieving their required ownership levels. As a result, none are required to have met the applicable ownership thresholds as of December 31, 2025, and several individuals have additional time to satisfy the guidelines based on their respective hire or appointment dates.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended December 31, 2025, we believe that all applicable Section 16(a) reports were timely filed, except for one late Form 3 filing by each of Messrs. Wilcox and Schueller, each filed August 6, 2025. These filings were delayed due to administrative processing timing associated with obtaining SEC filing codes.
Practices and Policies Related to the Grant of Certain Equity Awards

While our Long-Term Incentive Compensation plan allows for the granting of stock options, stock appreciation rights, and similar option-like awards, we have not awarded stock options, stock appreciation rights, or similar option-like awards in recent years to our executive officers or directors, and there were no stock options granted to or exercised by our executive officers or directors in fiscal year 2025. Instead, long-term equity incentives are delivered through our PSUs and RSUs, which we believe better aligns with our pay-for-performance philosophy. Should the compensation and leadership committee determine that the award of stock options or similar option-like awards support our objectives in the future, grants will be made following a structured process aligned with our established equity grant policies and timing considerations.

It is the general practice and policy of our compensation and leadership committee not to grant stock options or similar awards to executive officers or directors in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock and not to time the public release of such information based on stock option grant dates. Additionally, it is our general practice and policy not to grant stock options or similar awards (i) outside of “trading windows” established in accordance with our insider trading policy; or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The foregoing restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the grant date. As a general practice, our executive officers, directors, and employees are not permitted to choose the grant date applicable to their individual equity awards. Annual grants (excluding one-time awards that may be made in unique circumstances, such as a retention incentive) are generally made at a meeting of the compensation and leadership committee that is held during the first half of each fiscal year. New hire grants are generally granted on fixed dates on or following compensation and leadership committee approval and the employee’s start date, but may be granted at other times as the compensation and leadership committee or board determines appropriate.

In accordance with these practices and policies, during the fiscal year ended December 31, 2025, none of our NEOs were awarded stock options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports. During 2025, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to, earned by or paid to our NEOs for the years ended December 31, 2025, 2024, and 2023:

	Year	Salary(1) ($)	Bonus ($)		Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Raul Vazquez(6)(7)	2025	716,155	-		2,862,000	-	749,700	-	4,327,855
Former Chief Executive Officer	2024	595,000	-		682,444	-	616,658	-	1,894,102
	2023	687,885	-		746,007	-	225,680	34,963	1,694,535

Kathleen Layton	2025	414,231	-		1,220,615	-	233,279	-	1,868,125
Chief Legal Officer and Corporate Secretary	2024	387,173	-		136,491	-	267,252	-	790,917
	2023	356,216	95,175	(2)	371,545	-	47,795	15,362	886,093

Patrick Kirscht	2025	503,299	-		1,653,911	-	370,224	-	2,527,434
Chief Credit Officer	2024	483,115	-		360,845	-	445,759	-	1,289,720
	2023	473,509	-		208,704	-	121,881	39,819	843,913

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

(3)
This column reflects the aggregate grant date fair value of RSUs and PSUs measured pursuant to FASB ASC 718 without regard to forfeitures and assuming the probable level of achievement for all PSUs. We value time-based RSUs based on the closing market price of our common stock reported on Nasdaq on the grant dates. We value PSUs using the Monte Carlo simulation pricing model. In 2025, Messrs. Vazquez and Kirscht and Ms. Layton were granted PSUs having the following grant date fair values: $1,559,250 for Mr. Vazquez, $339,709 for Ms. Layton, and $509,563 for Mr. Kirscht and. The value of the PSUs at the grant date assuming that the highest level of performance conditions will be achieved is $2,432,430 for Mr. Vazquez, $529,945 for Ms. Layton, and $794,918 for Mr. Kirscht. The actual number of PSUs, if any, that may be earned range from 0% to 156% of the target number of units. For additional information on the assumptions used in calculating the grant date fair value of these awards see Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included on our Original Form 10-K, as well as “Elements of Executive Compensation and 2025 Compensation Decisions-Long-Term Incentive Compensation” above. These amounts in this column may not reflect the actual economic value that may be realized by the NEO.

(4)	The amounts represent the bonuses paid under our annual incentive plan. For Mr. Kirscht, the amount also includes the bonus paid under our MBO Cash Performance Program, as applicable.
(5)
The amounts reported include the cash value of Oportun’s match of our NEO’s contributions to the 401(k) plan in 2023, matching charitable contributions made by Oportun in 2023 pursuant to the Company’s charitable match program, certain life insurance premium payments, and certain medical insurance and disability insurance payments. No 401(k) matching contributions were provided to the NEOs for 2024 or 2025.

(6)	Mr. Vazquez was not paid additional compensation for his service on our Board.
(7)
Mr. Vazquez’ base salary was voluntarily decreased from $700,000 to $595,000, effective November 11, 2023. The voluntary reduction remained in effect throughout fiscal year 2024. Effective March 1, 2025, Mr. Vazquez’s annual base salary was reinstated to $700,000 and his annual base salary was subsequently increased to $735,000 on a go-forward basis, also effective as of March 1, 2025.

Grants of Plan-Based Awards in Fiscal Year 2025

The following table provides information regarding each grant of a plan-based award made to an NEO under any plan in the year ended December 31, 2025:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares or Units (#)	Grant Date Fair Value of Stock Awards(2) ($)
Raul Vazquez	Annual incentive award		144,703	918,750	1,378,125	-	-	-	-	-
	PSU	4/02/2025	-	-	-	42,188	225,000	351,000	-	1,559,250
	RSU	4/02/2025	-	-	-	-	-	-	225,000	1,302,750
Kathleen Layton	Annual incentive award		35,831	273,000	409,500	-	-	-	-	-
	PSU	4/02/2025	-	-	-	9,191	49,020	76,471	-	339,709
	RSU	4/02/2025	-	-	-	-	-	-	73,530	425,739
	RSU	12/31/2025	-	-	-	-	-	-	86,043	455,167
Patrick Kirscht	Annual incentive award		43,509	331,500	497,250	-	-	-	-	-
	MBO award		-	125,000	-	-	-	-	-	-
	PSU	4/02/2025	-	-	-	13,787	73,530	114,707	-	509,563
	RSU	4/02/2025	-	-	-	-	-	-	110,295	638,608
	RSU	12/31/2025	-	-	-	-	-	-	95,603	505,740

(1)
The target amounts shown in the column reflect the annual cash incentive compensation for which the executive was eligible to receive under our annual incentive plan or MBO award program, respectively. The MBO award program does not contain a minimum threshold. Threshold amounts for the annual incentive plan represent 50% attainment of the Net-Charge Off Rate corporate performance metric and 0% attainment for the remaining corporate performance and individual goals metrics. See “Compensation Discussion & Analysis – MBO Cash Performance Program” for additional details.

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

Outstanding Equity Awards at 2025 Fiscal Year End

The following table provides information with respect to all outstanding stock options and RSUs held by our NEOs as of December 31, 2025. See “Employment, Severance, and Change in Control Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” below for information regarding the impact of certain employment termination scenarios on outstanding equity awards.
		Option Awards				Stock Awards
Name	Award Grant Date(1)	Number of Securities Underlying Unexercised Options- Unexercisable(2) (#)	Number of Securities Underlying Unexercised Options- Exercisable(3) (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5) ($)
Raul Vazquez	11/30/2016	-	145,453	19.69	11/29/2026	-		-	-		-
	6/28/2019	-	140,551	18.04	6/27/2029	-		-	-		-
	3/10/2020(6)	-	193,364	19.00	3/9/2030	-		-	-		-
	3/10/2021(6)	-	72,136	21.26	3/9/2031	-		-	-		-
	3/25/2022	6,973	104,575	13.39	3/24/2032	-		-	-		-
	3/25/2022	-	-	-	-	49,491	(4)	261,807	-		-
	12/6/2023	-	-	-	-	58,788	(7)	310,989	-		-
	12/6/2023	-	-	-	-	-		-	44,090	(10)	233,236
	06/14/2024	-	-	-	-	101,782	(8)	538,427	-		-
	06/14/2024	-	-	-	-	-		-	38,168	(11)	201,909
	4/2/2025	-	-	-	-	225,000	(9)	1,190,250	-		-
	4/2/2025	-	-	-	-	-		-	225,000	(12)	1,190,250
Kathleen Layton	12/21/2016	-	8,522	19.69	12/20/2026	-		-	-		-
	11/29/2017	-	4,022	24.86	11/28/2027	-		-	-		-
	3/29/2018	-	3,935	25.41	3/28/2028	-		-	-		-
	3/10/2020(6)	-	9,164	19.00	3/9/2030	-		-	-		-
	3/10/2021(6)	-	5,857	21.26	3/9/2031	-		-	-		-
	3/10/2022	-	-	-	-	2,557	(4)	13,527	-		-
	3/10/2022(6)	1,081	16,202	13.26	3/9/2032	-		-	-		-
	9/10/2023	-	-	-	-	18,051	(4)	95,490	-		-
	06/14/2024	-	-	-	-	20,357	(8)	107,689	-		-
	06/14/2024	-	-	-	-	-		-	7,633	(11)	40,379
	04/02/2025	-	-	-	-	73,530	(9)	388,974	-		-
	04/02/2025	-	-	-	-	-		-	49,020	(12)	259,316
	12/31/2025	-	-	-	-	86,043	(13)	455,167	-		-

		Option Awards				Stock Awards

Name	Award Grant Date(1)	Number of Securities Underlying Unexercised Options- Unexercisable(2) (#)	Number of Securities Underlying Unexercised Options- Exercisable(3) (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5) ($)

Patrick Kirscht	11/30/2016	-	45,453	19.69	11/29/2026	-		-	-		-
	6/28/2019	-	70,275	18.04	6/27/2029	-		-	-		-
	3/10/2020(6)	-	82,871	19.00	3/9/2030	-		-	-		-
	3/10/2021(6)	-	30,916	21.26	3/9/2031	-		-	-		-
	3/25/2022	2,989	44,818	13.39	3/24/2032	-		-	-		-
	3/25/2022	-	-	-	-	21,211	(4)	112,206	-		-
	12/6/2023	-	-	-	-	16,447	(7)	87,005	-		-
	12/6/2023	-	-	-	-	-		-	12,334	(10)	65,247
	06/14/2024	-	-	-	-	53,818	(8)	284,697	-		-
	06/14/2024	-	-	-	-	-		-	20,181	(11)	106,757
	04/02/2025	-	-	-	-	110,295	(9)	583,461	-		-
	04/02/2025	-	-	-	-	-		-	73,530	(12)	388,974
	12/31/2025	-	-	-	-	95,603	(13)	505,740	-		-

(1)
Awards with a grant date after July 31, 2015, but on or prior to September 26, 2019, were granted under our 2015 Stock Option/Stock Issuance Plan. Awards with a grant date after September 26, 2019 were granted under our 2019 Equity Incentive Plan.

(2)
Each option grant provides for a four-year vesting schedule, with one-fourth of the underlying shares vesting on the one-year anniversary of the vesting commencement date, and the balance vesting in equal monthly installments over the remaining 36 months, in each case subject to the executive’s continued service through the applicable vesting date. Except with respect to stock options granted under our 2019 Equity Incentive Plan, options are exercisable immediately following grant, also known as “early exercisable,” and unvested shares purchased on an early exercise are subject to a repurchase right in our favor on termination of employment that lapses along the same vesting schedule as contained in the option grant. This column reflects the number of unexercised options that were unvested as of December 31, 2025.

(3)	This column reflects the number of shares subject to unexercised options that were vested as of December 31, 2025.
(4)
The RSUs will vest over a four-year period with one-fourth of the RSUs vesting on each one-year anniversary of the vesting commencement date, subject to the executive’s continued service on each such vesting date. There is no performance-based vesting condition associated with such RSUs.

(5)
Represents the number of unvested shares underlying RSUs or PSUs multiplied by the per share fair market value of our common stock as of December 31, 2025, based on the closing price of our common stock of $5.29 per share.

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

(9)
The RSUs will vest in 3 equal annual installments from the vesting commencement date of March 10, 2025, subject to the executive’s continued service on each vesting date. There is no performance-based vesting condition associated with such RSUs.

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

(12)
These amounts represent PSU grants, assuming an achievement level at target. The actual number of PSUs, if any, that may be earned range from 0% to 156% of the target number of units. Vesting is also contingent upon the continued employment of the executive through March 10, 2028, or as otherwise provided in the applicable award agreement or, in the case of Mr. Vazquez, Transition Agreement. For additional information, see “Elements of Executive Compensation and 2025 Compensation Decisions-Long-Term Incentive Compensation” above.

(13)	The RSUs will cliff vest on June 30, 2027, subject to the executive’s continued service on each vesting date. There is no performance-based vesting condition associated with such RSUs.

Option Exercises and Stock Vested in Fiscal Year 2025

The following table presents information concerning the aggregate value and number of shares of our common stock for which options were exercised or RSUs vested during 2025 for each of the NEOs:

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raul Vazquez	-	-	169,458	999,802
Kathleen Layton	-	-	31,946	193,355
Patrick Kirscht	-	-	68,974	406,947

(1)	The number of shares and value realized on vesting include shares that were withheld or sold at the time of vesting to satisfy tax withholding requirements.

Employment, Severance and Change in Control Agreements

We previously entered into offer letters with each of our NEOs that generally provide for at-will employment and set forth the executive’s base salary, eligibility for an annual incentive award opportunity and employee benefits, and coverage under our executive severance policy. Each of our NEOs has also executed our standard form of proprietary information and invention assignment agreement. Each NEO must abide by any applicable compensation recovery policy, stock ownership guidelines, or other similar policies that we maintain. Further, the award agreements governing the PSU awards granted to Messrs. Vazquez and Kirscht in 2023 and Messrs. Vazquez and Kirscht and Ms. Layton in 2024 and 2025, provide for certain benefits upon a change in control or in the event of an involuntary termination of the applicable NEO in connection with a change in control of Oportun. General provisions of the executive severance and change in control policy are discussed below, and any potential payments and benefits due upon a termination of employment or a change in control are further quantified below in “Potential Payments and Benefits Upon Termination or Change in Control.”

Executive Severance and Change in Control Policy

We maintain an executive severance and change in control policy, which covers each of our NEOs.

Upon a termination of employment by us without cause or by the executive for good reason (an “involuntary termination”), our NEOs other than our Chief Executive Officer will receive 12 months of salary continuation and continuation of health plan benefits at no cost under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) if they have been employed with us for at least five years (or nine months of such benefits if they have been employed for less than five years). If the termination occurs during the period beginning 90 days before, through 12 months after, our change in control (the “change in control period”), they will receive the higher level of salary continuation and health insurance benefits regardless of their tenure with us, their full target bonus, and full vesting of their unvested equity awards other than performance-vested awards. For performance-vested awards (other than the PSU awards described in the following section), any acceleration of vesting, exercisability or lapse of restrictions is based on actual performance through the date of such change in control. As of December 31, 2025, the last day of the most recently completed fiscal year, each of Ms. Layton and Mr. Kirscht had completed at least five years of employment with us.

On an involuntary termination, our Chief Executive Officer will receive 18 months of salary continuation and continuation of health plan benefits at no cost under COBRA if he has been employed with us for at least five years (or 12 months of such benefits if he has been employed for less than five years), and 12 months’ worth of accelerated vesting of equity awards other than performance-vested awards. If the involuntary termination occurs within the change in control period, he will receive the higher level of salary continuation and health insurance benefits regardless of his tenure with us, 150% of his target bonus, and full vesting of his unvested equity awards other than performance-vested awards. For performance-vested awards (other than the PSU awards described in the following section), any acceleration of vesting, exercisability or lapse of restrictions is based on actual performance through the date of such change in control. As of December 31, 2025, the last day of the most recently completed fiscal year, our Chief Executive Officer had completed at least five years of employment with us.  The Transition Agreement superseded the Chief Executive Officer’s rights to severance under his employment agreement.

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

Retention Awards

As described above under “Special Retention Awards,” Mr. Kirscht and Ms. Layton received special retention awards consisting of both a cash retention award and a time-based RSU retention award. The cash retention awards vest in installments in 2026 and 2027, subject to continued service. Under the terms of the applicable award agreements, any unvested portion of a cash retention award will accelerate in full upon (i) a Change in Control (as defined in the Executive Severance and Change in Control Policy) that occurs prior to the executive’s termination of service or (ii) a Qualifying Termination (as defined in such policy), in each case subject to the executive’s execution and non-revocation of a release of claims. The RSU retention awards are scheduled to cliff vest on June 30, 2027, subject to continued service. Under the terms of the applicable RSU retention award agreements, 100% of the unvested RSUs will accelerate and vest in full upon a Qualifying Termination, subject to the executive’s execution and non-revocation of a release of claims and continued compliance with applicable confidentiality and restrictive covenant obligations. This acceleration right applies regardless of whether a Change in Control has occurred. These retention awards are separate from, and in addition to, the benefits provided under the Executive Severance and Change in Control Policy described above.

PSU Award Agreement

Under each of the award agreements governing the PSU awards granted in 2023 to Messrs. Vazquez and Kirscht, and in 2024 and 2025 to all of our NEOs, if a “change in control” (as defined in the PSU award agreement) occurs during the applicable three-year performance period, the performance period will be shortened to conclude as of a date, determined by the compensation and leadership committee, that is within the 10-day period ending with the estimated date of the change in control, and the compensation and leadership committee will certify our TSR performance (or relative TSR performance, in the case of 2025 PSUs) during the abbreviated performance period by comparing the beginning average closing price to the consideration payable in the change in control (instead of the average closing price for the last 20 trailing consecutive trading days).

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

Potential Payments and Benefits Upon Termination or Change in Control

The following table sets forth the estimated payments and benefits that would be received by each of the NEOs upon a change in control of Oportun, upon a termination of employment without cause or following a resignation for good reason (which we refer to below as an involuntary termination) unrelated to a change in control, or upon an involuntary termination in connection with a change in control of Oportun. This table reflects amounts payable to each NEO assuming his or her employment was terminated on December 31, 2025, and/or the change in control also occurred on that date. For additional discussion of the potential benefits and payments due in connection with a termination of employment or a change in control, please see “Employment, Severance, and Change in Control Agreements-Executive Severance and Change in Control Policy” above.

Name	Change in Control(1)(2)(3)(4) ($)	Involuntary Termination Other than During Change in Control Period(2)(3)(4) ($)	Involuntary Termination During Change in Control Period(2)(3)(4) ($)

Raul Vazquez
Salary Severance(4)	-	1,102,500	1,102,500
Bonus Severance(4)	-	-	1,378,125
Continuation of Health Insurance Benefits	-	41,778	41,778
Accelerated Vesting of Cash Awards	-	-	-
Accelerated Vesting of Equity Awards	2,930,835	1,238,754	5,232,307
Total(5)	2,930,835	2,383,032	7,754,710
Kathleen Layton
Salary Severance	-	420,000	420,000
Bonus Severance	-	-	273,000
Continuation of Health Insurance Benefits	-	-	-
Accelerated Vesting of Cash Awards	441,000	441,000	441,000
Accelerated Vesting of Equity Awards	420,846	455,167	1,481,692
Total	861,846	1,316,167	2,615,692
Patrick Kirscht
Salary Severance	-	510,000	510,000
Bonus Severance	-	-	331,500
Continuation of Health Insurance Benefits	-	27,852	27,852
Accelerated Vesting of Cash Awards	535,500	535,500	535,500
Accelerated Vesting of Equity Awards	1,077,018	505,740	2,650,126
Total	1,612,518	1,579,092	4,054,978

(1)
The values listed in this column for “Equity Awards” reflect the estimated value of the PSUs granted to the applicable NEO that would become eligible PSUs (that is, eligible to vest on March 10, 2026, March 10, 2027, or March 10, 2028 subject to the NEO continuing to provide service following the change in control through that date) if a change in control occurred on December 31, 2025 (which was during each PSU award’s three-year performance period). This estimated value was calculated by multiplying the number of eligible PSUs by the closing price for a share of our common stock on December 31, 2025 (the last business day of our 2025 fiscal year), which was $5.29. The number of eligible PSUs is assumed to be the target number of PSUs since the number of PSUs that would become eligible PSUs based on our TSR performance during the abbreviated performance period was less than the target number of PSUs.

(2)	Based on salary and target bonus amounts as of December 31, 2025.
(3)
The values listed in this column for “Cash Awards” reflect the estimated value of accelerated vesting of the applicable NEO’s outstanding cash retention awards granted in December 2025. These cash retention awards are subject to service-based vesting and are not reflected in the 2025 Summary Compensation Table.

(4)
The values listed in this column for “Equity Awards” reflect the estimated value of accelerated vesting of the applicable NEO’s equity awards, including the special retention awards, which was calculated by multiplying the number of shares underlying the NEO’s unvested option, RSU awards or PSU awards that would be accelerated by the closing price for a share of our common stock on December 31, 2025 (the last business day of our 2025 fiscal year), which was $5.29, minus the aggregate exercise price attributable to the accelerated shares in the case of a stock option. No value has been included for stock options that have a per share exercise price at or above $5.29. For the PSU awards granted to Messrs. Vazquez and Kirscht in 2023 and Messrs. Vazquez and Kirscht and Ms. Layton in 2024 and 2025, the number of PSUs accelerated is assumed to be the target number of PSUs since the number of PSUs that would become eligible PSUs based on our TSR performance during each abbreviated performance period was less than the target number of PSUs.

(5)
The values listed in the above table are estimates only, assuming employment was terminated on December 31, 2025 or the change of control occurred on December 31, 2025. For a description of the actual compensation payable in connection with Mr. Vazquez’s transition in 2026, see the section entitled “Early 2026 Compensation Actions – Leadership Transition—Vazquez Transition Agreement.”

Report of the Compensation and Leadership Committee

The compensation and leadership committee has reviewed and discussed the “Executive Compensation” section with management. Based on this review and discussion, the compensation and leadership committee has recommended to the Board that the “Executive Compensation” section be included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 and our proxy statement for our 2026 annual meeting of stockholders.

Respectfully submitted by the members of the compensation and leadership committee of the Board:

Mohit Daswani (Chair)
Ginny Lee
Warren Wilcox

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

•	We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular income tax items that do not reflect ongoing business operations.

•	We believe it is useful to exclude the impact of interest expense associated with the Company’s corporate financing, as we view this expense as related to our capital structure rather than our funding.

•	We believe it is useful to exclude the impact of depreciation and amortization and stock-based compensation expense because they are non-cash charges.

•	We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, acquisition and integration related expenses, and other non-recurring charges because these items do not reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our Corporate Financing.

•	We also reverse origination fees for Loans Receivable at Fair Value, net. We recognize the full amount of any origination fees as revenue at the time of loan disbursement in advance of our collection of origination fees through principal payments. As a result, we believe it is beneficial to exclude the uncollected portion of such origination fees, because such amounts do not represent cash that we received.

•	We also reverse the fair value mark-to-market adjustment because it is a non-cash adjustment.

The following table presents a reconciliation of Net Income (loss) to Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Adjusted EBITDA (in thousands)	2025	2024
Net income (loss)	$25,246	$(78,682)
Adjustments:
Income tax expense (benefit)	18,830	(36,495)
Interest on corporate financing	35,729	51,135
Depreciation and amortization	41,470	52,186
Stock-based compensation expense	10,686	13,053
Other non-recurring charges(1)	16,579	34,019
Fair value mark-to-market adjustment	(115)	69,331
Adjusted EBITDA	$148,425	$104,547

(1)	Certain prior-period financial information has been reclassified to conform to current period presentation.

Adjusted Net Income (Loss)

Adjusted Net Income is a non-GAAP financial measure defined as net income adjusted to eliminate the effect of certain items as described below.

•	We believe that Adjusted Net Income is an important measure of operating performance because it allows management, investors, and our Board to evaluate and compare our operating results, including return on capital and operating efficiencies, from period to period, excluding the after-tax impact of non-cash, stock-based compensation expense and certain non-recurring charges.

•	We believe it is useful to exclude the impact of income tax expense (benefit), as reported, because historically it has included irregular income tax items that do not reflect ongoing business operations. We also include the impact of normalized income tax expense by applying a normalized statutory tax rate.

•	We believe it is useful to exclude the impact of certain non-recurring charges, such as expenses associated with our workforce optimization, and other non-recurring charges because we do not believe that these items reflect our ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, debt amendment and warrant amortization costs related to our corporate financing facilities.

•	We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.

•	We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value to align with the 2023 accounting policy decision to account for new debt financings at amortized cost.

The following table presents a reconciliation of Net Income (loss) to Adjusted Net Income for the years ended December 31, 2025 and 2024:
	As of or for the Year Ended December 31,
Adjusted Net Income (Loss) (in thousands)	2025	2024
Net income (loss)	$25,246	$(78,682)
Adjustments:
Income tax expense (benefit)	18,830	(36,495)
Stock-based compensation expense	10,686	13,053
Other non-recurring charges (1)	16,579	34,019
Net decrease in fair value of credit cards receivable	—	36,177
Mark-to-market adjustment on asset-backed notes	17,820	72,089
Adjusted income (loss) before taxes	89,161	40,161
Normalized income tax expense	24,073	10,843
Adjusted Net Income (Loss)	$65,088	$29,318
Income tax rate (2)	27.0%	27.0%

(1)	Certain prior-period financial information has been reclassified to conform to current period presentation.
(2)	Income tax rates for the years ended December 31, 2025 and December 31, 2024, are based on a normalized statutory rate.

 Adjusted Earnings Per Share

Adjusted Earnings (Loss) Per Share is a non-GAAP financial measure defined as Adjusted Net Income divided by weighted average diluted shares outstanding. We believe Adjusted Earnings (Loss) Per Share is an important measure because it allows management, investors and our Board to evaluate the operating results, operating trends and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.
The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the years ended December 31, 2025 and 2024. For the reconciliation of net income to Adjusted Net Income (Loss), see the immediately preceding table “Adjusted Net Income (Loss).”
	As of or for the Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Diluted earnings (loss) per share	$0.53	$(1.95)
Adjusted Earnings Per Share
Adjusted Net Income	65,088	29,318
Basic weighted-average common shares outstanding	46,418,934	40,356,025
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,439,697	500,705
Diluted Adjusted weighted-average common shares outstanding	47,858,631	40,856,730
Adjusted Earnings Per Share	$1.36	$0.72

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

Cash Compensation

Each non-employee director receives an annual cash retainer for his or her service on the Board, as well as additional cash retainers if he or she serves as the Lead Independent Director, on a committee or as the chair of a committee. For new directors, these amounts are prorated for partial-year service based on the date of election to the Board. All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears on a prorated basis. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a prorated payment of the quarterly payment of the applicable cash retainer. The following table lists the cash retainer amounts in effect during fiscal year 2025, starting on July 18, 2025.

Position	Annual Cash Retainer ($)
Board member	50,000
Lead Independent Director	25,000
Audit and risk committee chair	20,000
Audit and risk committee member	10,000
Other committee chair	15,000
Other committee member	7,500

The following table lists the cash retainer amounts in effect during fiscal year 2025, prior to July 18, 2025.

Position	Annual Cash Retainer ($)
Board member	34,000
Lead Independent Director	21,250
Audit and risk committee chair	17,000
Audit and risk committee member	8,500
Other committee chair	12,750
Other committee member	6,375

Equity Compensation

Each then-serving non-employee director received an annual award of RSUs with a value of $125,000 immediately following the 2025 annual meeting of stockholders. Following the appointment of our Lead Independent Director, an additional RSU award with a target value of $25,000 was granted and the award was prorated to reflect the portion of the annual service period remaining at the time of appointment. The number of shares subject to the RSUs granted at the annual meeting was determined based on the annual equity award value divided by the thirty-day trailing average of the closing price of the Company’s common stock as of the closing price on the day prior to the date of grant and rounded up to the nearest full share, resulting in an award of RSUs covering 18,090 shares of our common stock for each non-employee director. The additional RSU award granted in connection with the Lead Independent Director appointment was determined using the same methodology, subject to proration as described above, resulting in an award of RSUs covering 3,644 shares of our common stock. The RSU awards vest over one year on a quarterly basis, commencing on the date of the 2025 annual meeting, subject to the non-employee director continuing to provide services through each applicable vesting date. A non-employee director who is newly appointed to the Board other than in connection with an annual meeting of stockholders will receive a grant of RSUs upon appointment (an “Initial Director Award”). The number of shares subject to each Initial Director Award is determined based on the annual equity award value divided by the thirty-day trailing average of the closing price of the Company’s common stock on the grant date and rounded up to the nearest full share, and the award is prorated based on the portion of the one-year period remaining since the last annual meeting.

Non-employee directors are required to hold equity equal to five times their annual cash retainer and are expected to meet such ownership levels within five years of the later of the adoption of the guidelines or their appointment. See “Stock Ownership Guidelines” above for additional information.

Non-Employee Director Compensation Table for Fiscal Year 2025

The following table provides information regarding all compensation awarded to, earned by or paid to our non-employee directors for the year ended December 31, 2025:

Director	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Jo Ann Barefoot	55,032	111,254	166,285
Mohit Daswani	60,058	111,254	171,312
Ginny Lee	61,917	111,254	173,171
Carlos Minetti	55,032	111,254	166,285
Louis P. Miramontes	67,956	132,462	200,417
Scott Parker(2)	26,828	—	26,828
Sandra A. Smith	66,508	111,254	177,761
Richard Tambor	57,861	111,254	169,115
R. Neil Williams(2)	46,018	—	46,018
Warren Wilcox	28,893	105,179	134,072

(1)
This column reflects the aggregate grant date fair value of the RSUs granted as annual equity awards for Board service as described above (or in the case of Mr. Miramontes, such annual equity award plus an additional annual equity award for his service as then-serving Lead Independent Director) measured pursuant to FASB ASC 718, without regard to forfeitures. The assumptions used in calculating the grant date fair value of these awards are set forth in Note 2 and Note 11 to our Notes to the Consolidated Financial Statements included in our Original Form 10-K. These amounts do not reflect the actual economic value that may be realized by the non-employee director.

(2)	Mr. Parker’s and Mr. Williams’ terms as directors ended at the 2025 annual meeting.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2025:

Director	Stock Awards (#)(1)		Stock Options (#)(2)
Jo Ann Barefoot	13,568		18,181
Mohit Daswani	13,568		-
Ginny Lee	33,346	(3)	-
Carlos Minetti	13,568		-
Louis P. Miramontes	16,301		-
Scott Parker(4)	-		-
Sandra A. Smith	13,568		-
Richard Tambor	13,568		-
R. Neil Williams(4)	-		-
Warren Wilcox	13,531		-

(1)	The RSUs vest one-fourth on each of October 18, 2025, January 18, 2026, April 18, 2026, and upon the earlier of (i) the date immediately preceding the 2026 annual meeting or (ii) July 18, 2026.
(2)	The options are fully vested.
(3)	Includes 19,778 fully vested shares subject to future release, earned pursuant to an election to receive her annual retainer compensation in the form of RSUs for the years of 2022 and 2023.
(4)	Mr. Parker’s and Mr. Williams’ terms as directors ended at the 2025 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights (#)	Weighted Average Exercise Price of Outstanding Options(1) ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders
2019 Equity Incentive Plan(2)	6,400,405	16,87	2,826,883
2015 Stock Option / Stock Issuance Plan	689,969	20.31	-
2019 Employee Stock Purchase Plan(3)	-	-	2,632.406
Equity compensation plans not approved by security holders
2021 Inducement Equity Incentive Plan(4)	184,557		462,310
Total	7,274,931		5,921,599

(1)	PSUs and RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
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

Stock Ownership Table

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 23, 2026 for:

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

We have based our calculation of the percentage of beneficial ownership on 45,738,543 shares of our common stock outstanding as of April 23, 2026. We have deemed shares of our common stock that are subject to warrants, stock options that are currently exercisable or exercisable within 60 days after April 23, 2026, and RSUs that will vest within 60 days after April 23, 2026, to be outstanding and to be beneficially owned by the person holding the warrants, stock options or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Oportun Financial Corporation, 1825 Grant Street, Suite 850, San Mateo, California 94402.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Neuberger Berman(2)	6,619,956	13.7%
Entities affiliated with Forager Capital Management(3)	3,514,856	7.7%
Entities affiliated with Findell Capital Management LLC(4)	3,006,300	6.6%
Entities affiliated with Castlelake(5)	2,426,503	5.3%
BlackRock, Inc.(6)	2,418,588	5.3%
Directors and Named Executive Officers:
Raul Vazquez(7)	1,854,532	4.0%
Douglas Bland	-	*
Kathleen Layton(8)	111,281	*
Patrick Kirscht(9)	526,697	1.1%
Jo Ann Barefoot(10)	104,778	*
Mohit Daswani(11)	50,968	*
Ginny Lee(12)	84,800	*
Carlos Minetti(13)	58,548	*
Lou Miramontes(14)	83,062	*
Sandra A. Smith(15)	71,694	*
Richard Tambor(16)	67,731	*
Warren Wilcox(17)	13,530	*
All named executive officers, executive officers and directors as a group (12 persons)(18)	3,027,621	6.5%

*	Represents beneficial ownership of less than one percent of the outstanding common stock.
(1)
Represents shares of common stock beneficially owned by such individual or entity, and includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.

(2)
Consists of: (a) 2,181,645 shares of common stock held by, and 1,486,573 shares of common stock issuable upon exercise of warrants issued or issuable to, NB Specialty Finance Fund II LP; (b) 768,110 shares of common stock held by, and 523,390 shares of common stock issuable upon exercise of warrants issued or issuable to, NBSF Canada 2021 Trust; (c) 138,556 shares of common stock held by, and 94,413 shares of common stock issuable upon exercise of warrants issued or issuable to, NB Direct Access Fund LP; (d) 79,373 shares of common stock held by, and 54,085 shares of common stock issuable upon exercise of warrants issued or issuable to, NB Direct Access Fund II LP; (e) 139,985 shares of common stock held by, and 95,386 shares of common stock issuable upon exercise of warrants issued or issuable to, NBSF Redwood Holdings D LP; and (f) 629,499 shares of common stock held by, and 428,941 shares of common stock issuable upon exercise of warrants issued or issuable to, NBSF III Holdings D LP. We have based percentage ownership assuming full exercise of warrants held by such stockholders. Ultimate voting and dispositive power with respect to all such securities is exercised by NB Alternatives Advisers LLC. The address for NB Alternatives Advisers LLC is 325 N. Saint Paul Street, Suite 4900, Dallas, TX 75201.

(3)
Based on a Schedule 13G/A filed with the SEC on April 21, 2026, by Forager Fund, L.P. (the “Fund”), Forager Capital Management, LLC (the “General Partner”), Edward Kissel and Robert MacArthur (collectively, the “Forager Reporting Persons”). According to the Schedule 13G/A, the Forager Reporting Persons beneficially owned 3,514,856 shares in the aggregate. The Fund and the General Partner have sole voting power and sole dispositive power with respect to 3,514,856 shares, and each of Messrs. Kissel and MacArthur has shared voting power and shared dispositive power with respect to such shares. The principal business address of each of the Forager Reporting Persons is 2025 3rd Ave. N, Suite 350, Birmingham, AL 35203.

(4)
Based on a Schedule 13D/A filed with the SEC on July 15, 2025, by Findell Capital Partners, LP (“FCP”), Finn Management GP LLC (“FMGP”), Findell Capital Management LLC (“FCM”), Brian A. Finn and Warren Wilcox (collectively, “Findell”). According to the Schedule 13D/A, Findell beneficially owned 3,006,300 Shares in the aggregate, including (i) 1,975,000 shares held directly by FCP, and (ii) 1,310,300 shares held in certain separately managed accounts. Each of FCP, FCM, FMGP and Mr. Finn has shared voting power and shared investment power with respect to the shares beneficially owned by them. The principal business address of each of FCP, FMGP, FCM and Mr. Finn is 88 Pine Street, Suite 2240, New York, New York 10005. The principal business address of Mr. Wilcox is 360 Nueces Street, 1013, Austin, TX 78701.

(5)
Based on a Schedule 13G filed with the SEC on August 15, 2025, by McLaren Harbor, LLC, CL VI Ventures Offshore, L.P., Castlelake VI GP, L.P., Castlelake, L.P., Rory O’Neill, and Evan Carruthers (collectively, the “CL Reporting Persons”). According to the Schedule 13G, the CL Reporting Persons have shared voting power to vote or direct the vote of 2,426,503 shares and the shared dispositive power to dispose or to direct the disposition of 2,426,503 shares. The address for each CL Reporting Person is 250 Nicollet Mall, Suite 900, Minneapolis, MN 55401.

(6)
Based on a Schedule 13G filed with the SEC on October 17, 2025, by BlackRock, Inc. According to the Schedule 13G, BlackRock, Inc. has the sole power to vote or direct the vote of 2,418,588 shares and sole power to dispose or to direct the disposition of 2,418,588 shares. The address for BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

(7)
Consists of (a) 957,771 shares held by Mr. Vazquez directly, (b) 233,709 shares held in a trust for which Mr. Vazquez is trustee, and (c) 663,052 stock options fully vested and exercisable within 60 days from April 23, 2026.

(8)	Consists of (a) 62,498 shares and (b) 48,783 stock options fully vested and exercisable within 60 days from April 23, 2026.
(9)
Consists of (a) 243,575 shares held by Mr. Kirscht directly, (b) 5,800 shares held in two accounts by Mr. Kirscht’s daughters containing 2,900 shares each, and (c) 277,322 stock options that are vested and exercisable within 60 days from April 23, 2026.

(10)	Consists of (a) 86,597 shares and (b) 18,181 stock options that are vested and exercisable within 60 days from April 23, 2026.
(11)	Consists of 50,968 shares.
(12)	Consists of 65,022 shares and (b) 19,778 fully vested deferred RSUs.
(13)	Consists of 58,548 shares.
(14)	Consists of 83,062 shares.
(15)	Consists of 71,694 shares.
(16)	Consists of 67,731 shares.
(17)	Consists of 13,350 shares.
(18)
Includes shares beneficially owned by all current named executive officers, executive officers and directors of the Company. Consists of (a) 2,000,505 shares, (b) 19,778 fully vested deferred RSUs, and (c) 1,007,338 stock options exercisable within 60 days from April 23, 2026.

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

Transactions with Credit Karma, Hummingbird, and NewView Capital

Raul Vazquez, our former Chief Executive Officer and a former member of our Board of Directors, serves as a member of the board of directors of Intuit Inc. (“Intuit”). On December 3, 2020, Intuit acquired Credit Karma. The Company previously conducted business with Credit Karma for lead generation services. Payments to Credit Karma totaled approximately $126,000 for services provided in 2024. No payments were made to Credit Karma in 2025. Mr. Vazquez was not involved in directly managing Credit Karma, and these transactions were entered into in the ordinary course of business. The transactions were approved in accordance with Oportun’s Related Person Transactions Policy.
We entered into an agreement, as amended, with Hummingbird RegTech, Inc. (“Hummingbird”), a provider of compliance software, and made payments to them of approximately $273,000 in 2024 and payments of approximately $278,000 in 2025. A member of our Board, Jo Ann Barefoot, is a co-founder and shareholder of Hummingbird. Ms. Barefoot is not involved in directly managing Hummingbird and these transactions were entered into in the ordinary course of business. This transaction was approved in accordance with Oportun’s Related Person Transactions Policy.
One of our directors, Sandra Smith, is an Operating Partner at NewView Capital Management, LLC, a firm that advises private funds, that may hold interests in portfolio companies with which we transact business in the ordinary course. We do not consider transactions with such portfolio companies to be related party transactions solely by reason of this affiliation, unless the related person has a direct or indirect material interest in the transaction.

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

On June 16, 2023, we entered into a forward flow whole loan sale agreement with certain funds affiliated with Neuberger Berman. Pursuant to this agreement, we agreed to sell up to $300.0 million of our personal loan originations over the subsequent twelve months. On April 26, 2024, we amended the agreement to extend the term and revised the commitment amount to instead sell $370.9 million of personal loan originations in aggregate through October 2024. In October 2024, we fulfilled our commitment under the agreement. We will continue to service these loans upon transfer of the receivables. As part of this agreement, during the year ended December 31, 2025, no loans receivable were transferred, and during the year ended December 31, 2024, the Company transferred loans receivable totaling $151.0 million, and we received servicing revenue of $9.3 million and $11.1 million, respectively.

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

In connection with the Refinancing Credit Agreement, we made approximately $0.7 million and $15.9 million in interest payments for the years ended December 31, 2024 and 2025, respectively.

As of December 31, 2025, we repaid $40.0 million of required principal under the Refinancing Credit Agreement, made $30.0 million of voluntary principal prepayments, and paid $0.5 million in related prepayment premiums.

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

In connection with the Structured Financing Facility, we made interest payments to certain funds and affiliates of Castlelake L.P. of $20.2 million and $18.5 million for the years ended December 31, 2024 and 2025, respectively.

On November 10, 2025, we redeemed the Structured Financing Facility in full, repaying the $197 million outstanding balance.

On August 3, 2023, we entered into a forward flow whole loan sale agreement with certain funds affiliated with Castlelake L.P. Pursuant to this agreement, we agreed to sell up to $400.0 million of our personal loan originations over the subsequent twelve months and we are committed to service these loans upon transfer of the receivables. Pursuant to this agreement, we transferred loans receivable totaling $192.7 million and $1.25 million, and received servicing revenue of $12.1 million and $10.1 million, for the years ended December 31, 2024 and 2025, respectively.

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

In connection with the Refinancing Credit Agreement, we made approximately $0.7 million and $15.9 million in interest payments for the years ended December 31, 2024 and 2025, respectively.

As of December 31, 2025, we repaid $40.0 million of required principal under the Refinancing Credit Agreement, made $30.0 million of voluntary principal prepayments, and paid $0.5 million in related prepayment premiums.

Agreements with Findell Capital Management LLC

In April 2024 and July 2025, the Company entered into letter agreements with Findell Capital Management LLC and certain of its affiliates (collectively, “Findell”), which at various times beneficially owned more than five percent of the Company’s common stock.

April 2024 Agreement

On April 19, 2024, the Company entered into a letter agreement with Findell (the “2024 Findell Agreement”). Pursuant to the 2024 Findell Agreement, the Board increased its size from nine to ten directors and appointed Scott Parker to serve as a Class III director with a term expiring at the Company’s 2025 annual meeting of stockholders. Mr. Parker was also appointed to the Board’s audit and risk committee and compensation and leadership committee. The Board also appointed Richard Tambor as a non-voting observer and agreed to include Mr. Tambor on the Company’s slate of director nominees for election at the Company’s 2025 annual meeting of stockholders.

The 2024 Findell Agreement contained customary standstill, voting and non-disparagement provisions and remained in effect until shortly before the deadline for submission of stockholder nominations for the Company’s 2025 annual meeting of stockholders. The Company agreed to reimburse Findell for documented out-of-pocket legal and other expenses incurred in connection with the agreement and related matters, up to $225,000.

July 2025 Agreement

On July 14, 2025, the Company entered into a second letter agreement with Findell (the “2025 Findell Agreement”). Pursuant to the 2025 Findell Agreement, Warren Wilcox joined the Board on July 19, 2025 as a Class III director with a term expiring at the Company’s 2028 annual meeting of stockholders.

The 2025 Findell Agreement includes customary standstill, voting and non-disparagement provisions and provides that, subject to certain ownership thresholds and conditions, Findell may propose a replacement nominee if Mr. Wilcox ceases to serve on the Board prior to the Company’s 2026 annual meeting of stockholders. Unless otherwise terminated by mutual agreement, the agreement will remain in effect until shortly before the deadline for submission of stockholder nominations for the Company’s 2028 annual meeting of stockholders.

Under the 2025 Findell Agreement, the Company agreed to reimburse Findell for up to $1.2 million of reasonable and documented out-of-pocket legal and other expenses.
Policies and Procedures for Related Party Transactions

We have adopted a written policy that all transactions, arrangements, or relationships in which the amounts exceed $120,000 or one percent of the average Company’s total assets at year-end for the last two completed fiscal years between us and our directors, executive officers, holders of more than 5% of our capital stock, any member of the immediate family of the foregoing persons, or their affiliates are approved by the audit and risk committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct. In approving or rejecting any such related party proposal, the audit and risk committee will consider the relevant facts and circumstances available and deemed to be relevant to the matter, including, but not limited to, risks, costs, impact on independence, availability of alternatives, and transaction terms that could have been obtained from unaffiliated third parties.

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

Our Board conducts an annual review of the independence of our directors. In its most recent review, our Board determined that Ms. Barefoot, Mr. Daswani, Ms. Lee, Mr. Minetti, Mr. Miramontes, Ms. Smith, Mr. Tambor and Mr. Wilcox, representing eight of our nine directors, are “independent directors” as defined under the applicable listing standards of Nasdaq and the applicable rules and regulations promulgated by the SEC. Our Board has also determined that all members of our audit and risk committee, compensation and leadership committee, and nominating, governance and social responsibility committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table reflects the aggregate fees for audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$2,143,795	$2,097,663
Audit-Related Fees(2)	568,217	456,922
Tax Fees(3)	495,351	479,656
Total Fees	$3,207,363	$3,034,241

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

As part of the audit and risk committee’s oversight of independence, the committee determines and approves engagements of Deloitte & Touche LLP to perform any proposed permissible non-audit services, including the scope of the service and the compensation to be paid, prior to the commencement of such engagements. All of the services provided by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024 described above were pre-approved by the audit and risk committee. Our audit and risk committee has determined that the rendering of services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment No. 1 on Form 10-K/A:

(1)	Consolidated Financial Statements: Our consolidated financial statements were previously listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

(2)	Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or the notes thereto.

(3)	Exhibits: The documents listed in the following Exhibit Index of this Amendment No. 1 on Form 10-K/A are incorporated by reference or are filed with this Amendment No. 1 on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Oportun Financial Corporation.	8-K	001-39050	3.1	9/30/2019
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation	8-K	001-39050	3.1	7/18/2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oportun Financial Corporation	8-K	001-39050	3.2	7/18/2025
3.4	Amended and Restated Bylaws of Oportun Financial Corporation.	8-K	001-39050	3.1	10/11/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-232685	4.1	9/16/2019
4.2	Description of the Company’s Capital Stock.	10-K	001-39050	4.4	3/15/2024
4.3	Form of Warrant	8-K	001-39050	4.1	3/13/2023
4.4	Form of Warrant	8-K	001-39050	4.1	11/15/2024
4.5	Registration Rights Agreement, dated as of March 10, 2023, by and among Oportun Financial Corporation, Wilmington Trust, National Association, and the Lenders party thereto.	8-K	001-39050	4.2	3/13/2023
4.6	Registration Rights Agreement, dated as of November 14, 2024, by and among Oportun Financial Corporation and the affiliates of Castlelake and Neuberger party thereto	8-K	001-39050	4.2	11/15/2024
10.1+	Form of Indemnity Agreement between the Company and its directors and officers.	S-1	333-232685	10.1	7/17/2019
10.2+	2015 Stock Option/Stock Issuance Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	S-1	333-232685	10.3	7/17/2019
10.3+	2019 Equity Incentive Plan and Forms of Award Notices and Agreements.	10-K	001-39050	10.4	2/23/2021
10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement.	8-K	001-39050	10.1	12/12/2023
10.5+	Form of Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-39050	10.3	8/7/2025

10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-232685	10.5	9/16/2019
10.7+	Amended and Restated 2021 Inducement Equity Incentive Plan, and Form of RSU Award Agreement	8-K	001-39050	10.2	4/17/2026
10.8+	Form of Executive Offer Letter by and between the Registrant and certain of its officers.	S-1	333-232685	10.6	7/17/2019
10.9+	Executive Severance and Change in Control Policy	S-1	333-232685	10.7	7/17/2019
10.10+	Transition Agreement dated January 21, 2026.	8-K	001-39050	10.1	01/21/2026
10.11^**	Amended and Restated Program Agreement, by and between Oportun, Inc. and Pathward, National Association, dated as of August 11, 2025.	10-Q	001-39050	10.2	11/5/2025
10.12^	First Amendment to the Amended and Restated Program Agreement, by and between Oportun, Inc. and Pathward, National Association, dated as of September 26, 2025.	10-Q	001-39050	10.3	11/5/2025
10.13**	Letter Agreement, dated July 14, 2025, between Oportun Financial Corporation, Findell Capital Management LLC and certain other persons.	8-K	001-39050	10.1	07/14/2025
10.14+	Transition Agreement dated January 21, 2026	8-K	001-39050	10.1	01/21/2026
10.15+**	Offer Letter with Doug Bland, dated April 15, 2026	8-K	001-39050	10.2	4/17/2026
10.16+	Amended and Restated 2021 Inducement Equity Incentive Plan, and Form of RSU Award Agreement	8-K	001-39050	10.2	4/17/2026
10.17+	Form of Performance-Based RSU Award Agreement under the Amended and Restated 2021 Inducement Equity Incentive Plan	8-K	001-39050	10.3	4/17/2026
19.1	Insider Trading Policy	10-K	001-39050	19.1	2/20/2025
21.1	List of Subsidiaries of Oportun Financial Corporation	10-K	001-39050	21.1	2/27/2026
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-39050	23.1	2/27/2026
24.1	Power of Attorney (incorporated by reference to the signature page to the Original Form 10-K)	10-K	001-39050	24.1	2/27/2026
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer, Principal Accounting Officer and SVP, Finance - Controller of Oportun Financial Corporation					x
32.1*	Section 1350 Certifications	10-K	001-39050	32.1	2/27/2026
97.1	Compensation Recovery Policy	10-K	001-39050	97.1	3/15/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

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

Signatures

OPORTUN FINANCIAL CORPORATION
(Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

Date:	April 30, 2026	By:	/s/ Douglas Bland
Douglas Bland
Chief Executive Officer
(Principal Executive Officer)