Form 10-Q
period 2026-03-31
Oportun Financial Corp
filed 2026-05-08
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of May 4, 2026 was 45,738,543.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$130,384	$105,525
Restricted cash	79,470	93,409
Loans receivable at fair value	2,771,836	2,874,092
Capitalized software and other intangibles, net	69,412	71,698
Right of use assets - operating	10,486	9,441
Other assets	105,950	103,691
Total assets	$3,167,538	$3,257,856

Liabilities and stockholders' equity
Liabilities
Secured financing	$212,465	$199,384
Asset-backed notes at fair value	194,339	263,799
Asset-backed borrowings at amortized cost	2,154,405	2,192,649
Corporate financing	145,053	143,663
Lease liabilities	11,389	11,468
Other liabilities	53,604	56,811
Total liabilities	2,771,255	2,867,774
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at March 31, 2026 and December 31, 2025; 45,874,814 shares issued and 45,602,791 shares outstanding at March 31, 2026; 44,709,065 shares issued and 44,437,042 shares outstanding at December 31, 2025	8	8
Common stock, additional paid-in capital	627,524	623,668
Accumulated deficit	(224,940)	(227,285)
Treasury stock at cost, 272,023 shares at March 31, 2026 and December 31, 2025	(6,309)	(6,309)
Total stockholders’ equity	396,283	390,082
Total liabilities and stockholders' equity	$3,167,538	$3,257,856
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Interest income	$215,665	$220,221
Non-interest income	13,099	15,683
Total revenue	228,764	235,904
Less:
Interest expense	47,979	57,403
Net decrease in fair value	(85,894)	(72,672)
Net revenue	94,891	105,829

Operating expenses:
Technology and facilities	34,140	36,437
Sales and marketing	15,949	19,882
Personnel	25,528	20,965
Outsourcing and professional fees	8,704	8,012
General, administrative and other	7,009	7,374
Total operating expenses	91,330	92,670

Income before taxes	3,561	13,159
Income tax expense	1,216	3,392
Net income	$2,345	$9,767

Net income attributable to common stockholders	$2,345	$9,767

Share data:
Earnings per share:
Basic	$0.05	$0.21
Diluted	$0.05	$0.21
Weighted average common shares outstanding:
Basic	47,436,155	45,496,705
Diluted	48,498,763	47,037,799
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Three Months Ended March 31, 2026
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2026	2,682,788	$11,150	44,437,042	$8	$612,518	$(227,285)	$(6,309)	$390,082
Stock-based compensation expense	—	—	—	—	4,321	—	—	4,321
Vesting of restricted stock units, net of shares withheld	—	—	1,165,749	—	(465)	—	—	(465)
Net income	—	—	—	—	—	2,345	—	2,345
Balance – March 31, 2026	2,682,788	$11,150	45,602,791	$8	$616,374	$(224,940)	$(6,309)	$396,283

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

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$2,345	$9,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,000	11,068
Fair value adjustment, net	85,894	72,672
Origination fees for loans receivable at fair value, net	(258)	(11,836)
Gain on loan sales	(1,394)	(1,500)
Stock-based compensation expense	4,143	2,831
Other, net	7,482	9,990
Originations of loans sold and held for sale	(25,819)	(32,352)
Proceeds from sale of loans	27,213	35,392
Changes in operating assets and liabilities	(4,877)	4,945
Net cash provided by operating activities	103,729	100,977
Cash flows from investing activities
Originations and purchases of loans held for investment	(318,127)	(381,907)
Repayments of loan principal	332,772	332,208
Capitalization of system development costs	(6,510)	(5,578)
Other, net	(153)	(243)
Net cash provided by (used in) investing activities	7,982	(55,520)
Cash flows from financing activities
Borrowings under secured financing	76,700	325,441
Repayments of secured financing	(64,113)	(415,707)
Repayments of asset-backed notes at fair value	(70,890)	(224,715)
Borrowings under asset-backed borrowings at amortized cost	482,239	419,929
Repayments of asset-backed borrowings at amortized cost	(524,228)	(127,287)
Repayments of corporate financing	—	(6,259)
Payments of deferred financing costs	(34)	—
Net payments related to stock-based activities	(465)	(511)
Net cash used in financing activities	(100,791)	(29,109)
Net increase in cash and cash equivalents and restricted cash	10,920	16,348
Cash and cash equivalents and restricted cash, beginning of period	198,934	214,625
Cash and cash equivalents and restricted cash, end of period	$209,854	$230,973

Supplemental disclosure of cash flow information
Cash and cash equivalents	$130,384	$78,542
Restricted cash	79,470	152,431
Total cash and cash equivalents and restricted cash	$209,854	$230,973

Cash paid for income taxes, net of refunds	$512	$317
Cash paid for interest	$44,954	$50,447
Cash paid for amounts included in the measurement of operating lease liabilities	$2,337	$2,818
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$2,056	$537
Non-cash investments in capitalized assets	$143	$197
Non-cash financing activities	$10,003	$17,097
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

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

2.	Summary of Significant Accounting Policies

Basis of Presentation ‑ The Company meets the Securities and Exchange Commission's ("SEC") definition of a “Smaller Reporting Company”, and therefore qualifies for the SEC's reduced disclosure requirements for smaller reporting companies. The accompanying condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements are unaudited and reflect all normal, recurring adjustments that are, in management's opinion, necessary for the fair presentation of results. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026, as amended (the "Annual Report").

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

Recently Adopted Accounting Standards

There have been no accounting standards adopted during the three months ended March 31, 2026.

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

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Net income	$2,345	$9,767
Net income attributable to common stockholders	$2,345	$9,767

Basic weighted-average common shares outstanding (1)	47,436,155	45,496,705
Weighted average effect of dilutive securities:
Restricted stock units	1,062,608	1,541,094
Diluted weighted-average common shares outstanding	48,498,763	47,037,799

Earnings per share:
Basic	$0.05	$0.21
Diluted	$0.05	$0.21
(1) The outstanding and exercisable warrants issued with an exercise price of $0.01 are included in the Basic weighted-average common shares outstanding. See Note 10, Stockholders' Equity for additional information.

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Stock options	1,431,509	1,836,305
Restricted stock units	786,251	1,255,802
Total anti-dilutive common share equivalents	2,217,760	3,092,107

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	March 31,	December 31,
(in thousands)	2026	2025
Consolidated VIE assets
Restricted cash	$72,409	$85,767
Loans Receivable at Fair Value	2,583,339	2,621,339
Total VIE assets	2,655,748	2,707,106
Consolidated VIE liabilities
Secured financing (1)	217,420	204,833
Asset-backed notes at fair value	194,339	263,799
Asset-backed borrowings at amortized cost	1,962,180	1,947,937
Total VIE liabilities	$2,373,939	$2,416,569
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Other Loan Sales - From time to time the Company has entered into agreements to sell certain populations of its personal loans, including non-performing loans originated as held for investment. The sold loans are accounted for under the fair value option. The loan sales qualify for sale accounting treatment and the Company derecognizes these loans from its Condensed Consolidated Balance Sheets (Unaudited) upon sale.

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which the Company agrees to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the three months ended March 31, 2026 was $25.8 million and the Company recorded a gain on sale of $1.4 million and servicing revenue of $1.7 million. The originations of loans sold and held for sale during the three months ended March 31, 2025 was $32.4 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.7 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Capitalized software, net:
System development costs	$203,577	$197,130
Acquired developed technology	48,500	48,500
Accumulated amortization	(196,451)	(188,933)
Total capitalized software, net	$55,626	$56,697

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended March 31, 2026 and 2025 was $7.5 million and $9.3 million, respectively. System development costs capitalized in the three months ended March 31, 2026 and 2025 were $6.7 million and $5.8 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Accumulated amortization	(29,340)	(28,125)
Total intangible assets, net	$13,786	$15,001

Amortization of intangible assets was $1.2 million for each of the three months ended March 31, 2026 and 2025.

Expected future amortization expense for intangible assets as of March 31, 2026 is as follows:

(in thousands)	Fiscal Years
2026 (remaining nine months)	$3,714
2027	4,929
2028	4,780
2029	—
2030	—
2031	—
Thereafter	—
Total (1)	$13,423
(1) Excludes indefinite lived intangible assets.

7.	Other Assets

Other assets consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Fixed assets
Total fixed assets	$41,472	$41,355
Accumulated depreciation	(39,522)	(39,282)
Total fixed assets, net	$1,950	$2,073

Other Assets
Prepaid expenses	$11,693	$11,647
Deferred tax assets, net	67,489	68,111
Current tax assets	2,986	3,391
Receivable from banking partner	5,908	4,686
Derivative asset	—	(1,249)
Other	15,924	15,032
Total other assets	$105,950	$103,691

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.6 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

				March 31, 2026	December 31, 2025
Variable Interest Entity	Facility Amount	Maturity Date	Interest Rate	Balance	Balance
(in thousands)
Oportun PLW Trust	$367,741	September 1, 2028	Term SOFR + 2.84%	$66,110	$73,078
Oportun PLW II Trust	337,100	August 1, 2028	Term SOFR + 2.76%	69,080	68,916
Oportun PLW III Trust	187,500	April 1, 2028	Term SOFR + 3.18%	30,395	35,051
Oportun PLW IV Trust	246,750	October 1, 2029	Term SOFR + 2.56%	46,880	22,339
Total secured financing	$1,139,091			$212,465	$199,384
Asset-backed Notes at Fair Value

The following tables present information regarding asset-backed notes at fair value:

	March 31, 2026
Variable Interest Entity(3)	Initial amount issued (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	125,944	142,030	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	68,395	83,053	2.05%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$194,339	$225,083

	December 31, 2025
Variable Interest Entity(3)	Initial amount issued (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$167,214	$184,737	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	96,585	112,148	2.06%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$263,799	$296,885
(1)The current balances are measured at fair value for asset-backed notes recorded at fair value.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Maturity dates for Asset-backed Notes at Fair Value are not reflected in the above tables as the related securitizations provide for variable monthly repayments that may result in repayment prior to the stated maturity dates.

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	March 31, 2026
Asset-backed Borrowings at Amortized Cost(5)	Initial amount (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2026-A	484,990	502,450	482,216	513,031	5.25%	2 years
Oportun Issuance Trust 2025-D	441,225	452,206	438,644	457,191	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	535,671	558,391	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	437,093	455,332	5.57%	2 years
Oportun Issuance Trust 2024-2	223,250	236,119	68,556	81,461	8.98%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	192,225	170,335	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,127,205	$2,194,269	$2,154,405	$2,235,741

	December 31, 2025
Asset-backed Borrowings at Amortized Cost(5)	Initial amount (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2025-D	$441,225	$452,206	$438,410	$461,986	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	535,394	559,689	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	436,850	456,345	5.57%	2 years
Oportun Issuance Trust 2025-A	425,107	439,775	422,580	445,314	6.15%	1 year
Oportun Issuance Trust 2024-2	223,250	236,119	86,077	102,446	8.34%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	28,626	33,842	12.07%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	244,712	222,865	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,266,822	$2,342,596	$2,192,649	$2,282,487

(1)Initial amount issued includes any notes retained by the Company as applicable. The current balances are measured at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of March 31, 2026.
(4)Consists of forward flow whole loan sales that do not qualify as sales for accounting purposes.
(5)Maturity dates for Asset-backed Borrowings at Amortized Cost are not reflected in the above tables as the related securitizations provide for variable monthly repayments that may result in repayment prior to the stated maturity dates.

On January 8, 2026, the Company redeemed series 2024-1 asset-backed notes in the amount of $28.7 million. The asset-backed notes were carried at amortized cost, and the unamortized costs were recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the interest expense.

On February 9, 2026, the Company issued $485.0 million of series 2026-A asset-backed notes secured by a pool of its unsecured and secured personal installment loans (the “2026-A Securitization”). The 2026-A Securitization included five classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.32% per annum and a weighted average coupon of 5.25% per annum.

On February 9, 2026, the Company redeemed series 2025-A asset-backed notes in the amount of $425.1 million. The asset-backed notes were carried at amortized cost, and the unamortized costs were recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the interest expense.

Corporate Financing

The following table presents information regarding the Company's Corporate Financing:

				March 31, 2026	December 31, 2025
Entity	Original Balance	Maturity Date	Interest Rate	Balance (1)	Balance (1)
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	145,053	143,663
Total Corporate Financing	$235,000			$145,053	$143,663
(1)Balances are measured at amortized cost. As of March 31, 2026 and December 31, 2025 the outstanding principal balance were both $165.0 million.

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

Debt Covenants - As of March 31, 2026, and December 31, 2025, the Company was in compliance with all covenants and requirements of the Secured Financing, Corporate Financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accounts payable	$5,413	$6,273
Accrued compensation	18,072	23,174
Accrued expenses	7,313	7,054
Accrued interest	10,844	11,164
Amount due to whole loan buyer	5,057	1,400
Current tax liabilities	3,948	4,055
Other	2,957	3,691
Total other liabilities	$53,604	$56,811

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of March 31, 2026 or December 31, 2025.

Common Stock - As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2026, 45,874,814 and 45,602,791 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2025, 44,709,065 and 44,437,042 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - In 2023, pursuant to the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01. In May 2025, 6,363,671 warrants were exercised to purchase common stock. As of March 31, 2026 and December 31, 2025, the Company had outstanding and exercisable detachable warrants of 2,682,788.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Technology and facilities	$795	$716
Sales and marketing	33	40
Personnel	3,315	2,075
Total stock-based compensation (1)	$4,143	$2,831
(1) Amounts shown are net of $0.2 million of capitalized stock-based compensation for the three months ended March 31, 2026 and net of $0.2 million of capitalized stock-based compensation for the three months ended March 31, 2025.

As of March 31, 2026, and December 31, 2025, the Company’s total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $21.0 million and $20.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.0 years and 1.8 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $1.0 million and $0.8 million of income tax benefit in its Condensed Consolidated Statements of Operations (Unaudited) related to stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. Additionally, the total income tax expense (benefit) recognized in the income statement for share-based compensation exercises was $0.2 million and $(0.3) million for the three months ended March 31, 2026 and 2025, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income
Interest on loans	$212,985	$217,529
Fees on loans	2,680	2,692
Total interest income	215,665	220,221

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Non-interest income
Servicing fees	$1,673	$3,538
Subscription revenue	4,552	5,044
Interest on member accounts	3,805	4,422
Gain on loan sales and other	3,069	2,679
Total non-interest income	$13,099	$15,683

13.	Income Taxes

For the three months ended March 31, 2026 and 2025, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $1.2 million and $3.4 million, respectively, related to continuing operations, representing an effective tax rate of 34.1% and 25.8%, respectively.

Income tax expense decreased by $2.2 million, from $3.4 million for the three months ended March 31, 2025 to $1.2 million for the three months ended March 31, 2026, primarily as a result of having decreased pretax income for the three months ended March 31, 2026. The Company's effective tax rate for the three months ended March 31, 2026 differs from the statutory tax rates primarily due to the impacts of the research and development tax credit and stock-based compensation.

In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. Pillar Two rules did not have a material impact on the Company's Condensed Consolidated Statements of Operations (Unaudited).

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	March 31, 2026		December 31, 2025
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,678,020	$2,771,836	$2,779,608	$2,874,092
Liabilities
Asset-backed notes	$197,401	$194,339	$268,291	$263,799

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of March 31, 2026, consists of $2,511.8 million of unsecured personal loans receivable and $260.0 million of secured personal loans receivable.

	March 31, 2026			December 31, 2025
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	10.00%	91.50%	12.29%	10.10%	50.58%	12.28%
Remaining cumulative prepayments (1)	4.98%	37.48%	22.54%	0.00%	38.29%	24.90%
Average life (years)	0.39	1.36	1.06	0.28	1.64	1.06
Discount rate	6.24%	6.24%	6.24%	6.26%	6.26%	6.26%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three months ended March 31, 2026 and 2025. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company had derivative instruments in connection with its bank partnership program with Pathward, N.A. ("Pathward") related to excess interest proceeds it expected to receive on loans retained by Pathward. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward received a fixed interest rate. Under an amendment to the program agreement, the Company purchases 100% of Pathward originated loans and has purchased all loans previously owned by Pathward. As a result, the derivative instrument as of December 31, 2025 was $(1.2) million; there was no outstanding derivative balance as of March 31, 2026.
For the derivative, the Company used a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that were projected to be released to the Company according to the contractual terms outlined in the waterfall agreement were calculated on an aggregate basis then discounted at a rate that was representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance – beginning of period	$2,874,092	$2,778,523
Principal disbursements	622,984	659,398
Principal and interest payments from members	(616,340)	(581,607)
Gross charge-offs	(108,232)	(98,197)
Net increase (decrease) in fair value	(668)	12,369
Balance – end of period	$2,771,836	$2,770,486

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	March 31, 2026
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130,384	$130,384	$130,384	$—	$—
Restricted cash	79,470	79,470	79,470	—	—
Liabilities
Accounts payable	5,413	5,413	5,413	—	—
Secured financing (Note 8)	217,420	217,026	—	217,026	—
Asset-backed borrowings at amortized cost (Note 8)	2,142,964	2,137,694	—	1,967,359	170,335
Corporate financing (Note 8)	165,000	163,210	—	163,210	—

	December 31, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,525	$105,525	$105,525	$—	$—
Restricted cash	93,409	93,409	93,409	—	—
Liabilities
Accounts payable	6,273	6,273	6,273	—	—
Secured financing (Note 8)	204,833	205,152	—	205,152	—
Asset-backed borrowings at amortized cost (Note 8)	2,181,902	2,184,392		1,961,525	222,867
Corporate financing (Note 8)	165,000	165,836	—	165,836	—

The Company uses the following methods and assumptions to estimate fair value:

•Cash, cash equivalents, restricted cash and accounts payable ‑ The carrying values of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate Level 1 fair values of these financial instruments due to their short-term nature.
•Secured financing and corporate financing ‑ The fair values of the Secured Financing and Corporate Financing facilities have been calculated using discount rates equivalent to the weighted-average market yield of comparable debt securities, which is a Level 2 input measure.
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
There were no transfers in or out of Level 3 assets and liabilities for the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026 (remaining nine months)	$4,439
2027	4,064
2028	2,485
2029	1,332
2030	774
2031	367
Thereafter	—
Total lease payments	13,461
Imputed interest	(1,491)
Total leases	$11,970

Sublease income
2026 (remaining nine months)	$(455)
2027	(153)
2028	—
2029	—
2030 and thereafter	—
Total lease payments	(608)
Imputed interest	27
Total sublease income	$(581)

Net lease liabilities	$11,389
Weighted average remaining lease term	3.1 years
Weighted average discount rate	5.82%

As of December 31, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026	6,683
2027	3,551
2028	1,977
2029	903
2030	382
Thereafter	48
Total lease payments	13,544
Imputed interest	(1,361)
Total leases	$12,183

Sublease income
2026	(604)
2027	(153)
2028	—
2029	—
2030	—
Total lease payments	(757)
Imputed interest	42
Total sublease income	$(715)

Net lease liabilities	$11,468
Weighted average remaining lease term	2.6 years
Weighted average discount rate	5.73%

Rental expenses under operating leases for the three months ended March 31, 2026 and 2025, was $2.3 million and $2.5 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2029. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $19.4 million for the remainder of 2026, $6.8 million in 2027, $1.4 million in 2028, with no obligations in or beyond 2029.

Bank Partnership Program and Servicing Agreement - The Company entered into a bank partnership program with Pathward, in August 11, 2020, which was subsequently amended and restated effective August 11, 2025. Under the program, the Company is obligated to purchase an increasing percentage of loans originated by Pathward. based on thresholds specified in the agreements. On September 26, 2025, the parties entered into an amendment to the program that simplified the partnership by providing that Pathward. will cease retaining Company loans by the end of February 2026. Lending under the partnership was launched in August 2021 and as of March 31, 2026, the Company has a commitment to purchase an additional $36.4 million of program loans based on originations through March 31, 2026.

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

Unfunded Loan Commitments - Unfunded loan commitments at March 31, 2026 and December 31, 2025 were insignificant.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of March 31, 2026, as the Company believes it is not probable to be incurred. However, it is reasonably possible the Company will be unsuccessful in asserting at least some of these claims, and for those claims, the Company believes it may be exposed to a liability ranging from zero to $5.1 million, consisting of $1.2 million of value-added tax and $3.9 million of inflationary adjustments, fines and penalties. These estimates are subject to change based on the results of the administrative and legal appeal processes, however, timing of the resolution of this issue is unknown.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. During the year ended December 31, 2025, 3,937,168 warrants were exercised by Neuberger to purchase common stock, and no warrants were exercised during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, Neuberger held outstanding and exercisable detachable warrants of 2,682,788. See Note 8, Borrowings for additional information on the Corporate Financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the agreement was amended to extend the term and revised the commitment amount to $370.9 million of personal loan originations. The Company has fulfilled its commitment under the agreement and will continue to service these loans. As part of this agreement, during the three months ended March 31, 2026, and as of December 31, 2025, no loans were transferred. See Liquidity and Capital Resources section for additional information on the forward flow whole loan sale agreement.

In addition, on April 2, 2025, the Company entered into a loan and security agreement with Neuberger, and certain other lenders, which was amended on October 8, 2025. The amended PLW III facility has a two-year revolving period with a final maturity of April 1, 2028 and a borrowing capacity of $187.5 million. Borrowings under the loan and security agreement accrue interest at a rate no greater than Term SOFR plus a weighted average spread up to 3.18%.

The following table represents the interest income earned from our loans receivable portfolio and interest expense on our debt instruments recorded on the Company’s Condensed Consolidated Statements of Operations (Unaudited) related to transactions with Neuberger.

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest income
Secured borrowings	6,246	16,269
Total interest income	$6,246	$16,269

Interest expense
Corporate Financing	$3,785	$5,233
Secured borrowings	17	6,423
Secured financing	205	—
Total interest expense	$4,007	$11,656

As of March 31, 2026 and December 31, 2025, Loans Receivable at Fair Value underlying the Secured borrowing were $78.2 million and $103.5 million, respectively, and Loans Receivable at Fair Value underlying the Secured Financing were $7.2 million and $8.1 million, respectively. The Company had Asset-backed borrowings at amortized cost of $90.9 million, Corporate Financing of $72.5 million, and Secured Financing of $6.2 million due to Neuberger as of March 31, 2026 and $116.9 million, $71.8 million and $7.2 million, respectively, due as of December 31, 2025. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2026 related to these transactions.

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

Net income is reported on the unaudited Condensed Consolidated Statement of Operations as consolidated net income. The measure of segment assets is presented on the unaudited Condensed Consolidated Balance Sheet as Total Assets.

18.	Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

An index to our management's discussion and analysis follows:

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on February 27, 2026, as amended. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
•our ability to develop our technology, including our digital platform, and to successfully implement, maintain, and adapt artificial intelligence and machine learning capabilities (“A.I.”);
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
•the effect of macroeconomic conditions on our business, including the impact of tariffs and other non-tariff trade barriers, immigration patterns and policies, fluctuating interest rates, and inflation;
•our ability to effectively manage and expand the capabilities of our contact centers, outsourcing relationships and other business operations abroad; and
•our ability to successfully adapt to complex and evolving regulatory environments, including those related to A.I., and managing potential exposure in connection with new and pending investigations, proceedings and other contingencies.
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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing a majority of people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 20-year lending history, we have extended more than $22.2 billion in responsible credit through more than 8.2 million lending products. We have been certified as a Community Development Financial Institution by the U.S. Department of the Treasury since 2009.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save product. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of March 31, 2026, our personal lending products are also available over the phone or through our 126 retail locations, and 460 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. We charge fixed interest rates on our loans, which vary based on the amount disbursed, applicable state law, and other factors. As of March 31, 2026, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 35.3%, respectively. The average loan size for loans we originated during the three months ended March 31, 2026 was $3,360. As of March 31, 2026, we originated unsecured personal loans in 41 states, primarily through our partnership with Pathward, N.A. (“Pathward”).

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended March 31, 2026 was $6,607. As of March 31, 2026, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 46 months and 33.0%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $12.8 billion and helped our members save an average of more than $1,800 annually.

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

Capital Markets Funding

To fund our growth at a low and efficient cost, we have built a diversified and well-established capital markets funding program, which allows us to partially hedge our exposure to rising interest rates or credit spreads by locking in our interest expense. We have issued one-, two- and three-year fixed rate bonds which have provided us committed capital to fund future loan originations. Since 2015, we have participated in 28 sponsored or co-sponsored amortizing and revolving bond offerings in the asset-backed securities market, all of which include tranches that have been rated investment grade.

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

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the three months ended March 31, 2026 and 2025.

	As of or for the Three Months Ended March 31,
(in thousands of dollars)	2026	2025
Key Financial and Operating Metrics
Aggregate Originations	$416,914	$469,396
Portfolio Yield	32.1%	33.0%
30+ Day Delinquency Rate	4.5%	4.7%
Annualized Net Charge-Off Rate	12.7%	12.2%

Other Metrics
Managed Principal Balance at End of Period	$2,804,271	$2,954,967
Owned Principal Balance at End of Period	$2,640,648	$2,659,446
Average Daily Principal Balance	$2,721,575	$2,705,218

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations decreased to $416.9 million for the three months ended March 31, 2026 from $469.4 million for the three months ended March 31, 2025, representing an 11.2% decrease. The decrease was primarily due to lower originations from new members in line with our continued conservative credit posture; this was partially offset by an increase in average loan size.

Portfolio Yield

Portfolio yield decreased to 32.1% for the three months ended March 31, 2026, from 33.0% for the three months ended March 31, 2025. The decrease was driven by reduced originations in line with our continued conservative credit posture.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate was 4.5% and 4.7% as of March 31, 2026 and 2025, respectively. The decrease primarily reflected our increased focus, beginning in the third quarter of 2025, on originations to returning members, which favorably impacted 30+ day delinquency performance.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended March 31, 2026 and 2025 was 12.7% and 12.2%, respectively, up 46 basis points. Higher costs for food, fuel, and rent along with macro-economic and geopolitical uncertainty have continued to put pressure on our members through March 31, 2026. The increase was also primarily attributable to a higher proportion of loans originated to new members during the first half of 2025.

Historical Credit Performance

Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-off Rate was 6.8% in 2021, lower than our historical norms. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due the impact of historically high inflation, the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the three months ended March 31, 2026 and 2025 was 12.7% and 12.2%, respectively; the increase was primarily attributable to a higher percentage of new loan disbursements in the fourth quarter of 2024 and the first and second quarters of 2025. On a dollar basis, for the three months ended March 31, 2026, Net Charge-offs increased by $3.6 million, while our Average Daily Principal Balance increased by 0.6%, when compared to the three months ended March 31, 2025. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due.
*Numbers shown reflect year-to-date amounts for the three months ended March 31, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through March 31, 2026, divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2015, excluding loans originated from July 2017 to August 2020 and beginning December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement.

	Year of Origination
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Dollar weighted average original term for vintage in months	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6	33.7
Net lifetime loan losses as of March 31, 2026 as a percentage of original principal balance	8.0%	8.2%	9.8%	10.8%	9.0%	18.4%	22.2%*	14.9%*	8.0%*	0.0%*
Outstanding principal balance as of March 31, 2026 as a percentage of original amount disbursed	—%	—%	—%	—%	0.1%	0.6%	4.5%	20.6%	45.2%	90.0%
* Vintage is not yet fully mature from a loss perspective.

The following discussion summarizes the primary factors driving changes in cumulative net lifetime loan losses by annual vintage reflected in the table above.
•2016, 2017 and 2018 vintages. Cumulative net lifetime loan losses increased, in part, due to delays in tax refunds in 2017 and 2019, the effects of natural disasters, including Hurricane Harvey, and the longer duration of the loans.
•2018 and 2019 vintages. These vintages were adversely affected by the COVID-19 pandemic.
•2021 vintage. Charge-offs have exceeded those of prior vintages, primarily due to a higher proportion of loan disbursements to new members.
•2022 vintage. We tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members.
•2023 vintage. We implemented additional tightening measures and further shortened average term length, which contributed to stronger performance of the 2023 vintages relative to the 2022 vintages over comparable periods.

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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands of dollars)	2026	2025
Revenue
Interest income	$215,665	$220,221
Non-interest income	13,099	15,683
Total revenue	228,764	235,904
Less:
Interest expense	47,979	57,403
Total net decrease in fair value	(85,894)	(72,672)
Net revenue	94,891	105,829
Operating expenses:
Technology and facilities	34,140	36,437
Sales and marketing	15,949	19,882
Personnel	25,528	20,965
Outsourcing and professional fees	8,704	8,012
General, administrative and other	7,009	7,374
Total operating expenses	91,330	92,670
Income before taxes	3,561	13,159
Income tax expense	1,216	3,392
Net income	$2,345	$9,767

Total revenue

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Revenue
Interest income	$215,665	$220,221	$(4,556)	(2.1)%
Non-interest income	13,099	15,683	(2,584)	(16.5)%
Total revenue	$228,764	$235,904	$(7,140)	(3.0)%
Percentage of total revenue:
Interest income	94.3%	93.4%
Non-interest income	5.7%	6.6%
Total revenue	100.0%	100.0%

Interest income. Total interest income decreased by $4.6 million, or 2.1%, from $220.2 million for the three months ended March 31, 2025 to $215.7 million for the three months ended March 31, 2026. The decrease is primarily attributable to a decrease in portfolio yield of 87 basis points in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a reduction in origination fees resulting from lower origination volume. The decrease was partially offset by a $16.4 million, or 0.6%, increase in our Average Daily Principal Balance for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Non-interest income. Total non-interest income decreased by $2.6 million, or 16.5%, from $15.7 million for the three months ended March 31, 2025 to $13.1 million for the three months ended March 31, 2026. The decrease is primarily due to a $1.9 million decrease in fees related to our Pathward program and a $0.6 million decrease related to interest earned on our Set & Save product.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense	$47,979	$57,403	$(9,424)	(16.4)%
Percentage of total revenue	21.0%	24.3%
Cost of Debt	7.0%	8.2%

Interest expense decreased by $9.4 million, or 16.4%, from $57.4 million for the three months ended March 31, 2025 to $48.0 million for the three months ended March 31, 2026. Our interest expense decrease is primarily due to 116 basis point decrease in Cost of Debt driven by paydowns and redemptions of our higher cost asset-backed notes recorded at fair value primarily through issuances of lower cost asset-backed notes at amortized cost and continued paydowns of the Corporate Financing.

See Note 8, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further information on our Interest expense and our Secured Financing and asset-backed notes.

Total net decrease in fair value

Total net decrease in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes at fair value on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. As of December 31, 2025 , we also had a derivative instrument related to our bank partnership program with Pathward. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(668)	$12,369	$(13,037)	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(1,429)	(7,885)	6,456	*
Fair value mark-to-market adjustment on derivatives	1,248	432	816	*
Total fair value mark-to-market adjustment	(849)	4,916	(5,765)	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(84,894)	(81,293)	(3,601)	*
Net settlements on derivative instruments	(151)	3,705	(3,856)	*
Total net decrease in fair value	$(85,894)	$(72,672)	$(13,222)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(0.4)%	2.1%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(37.1)%	(34.5)%
Total net increase (decrease) in fair value	(37.5)%	(32.4)%
Discount rate	6.24%	7.69%
Remaining cumulative charge-offs	12.29%	11.83%
Average life in years	1.06	1.10
* Not meaningful

Net decrease in fair value for the three months ended March 31, 2026 was $85.9 million. This amount represents a total fair value mark-to-market decrease of $0.8 million on Loans Receivable at Fair Value, asset-backed notes, and our derivative assets. The total fair value mark-to-market adjustment consists of a $(0.7) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in remaining cumulative charge-offs from 12.28% as of December 31, 2025 to 12.29% as of March 31, 2026, offset by (b) a decrease in the discount rate from 6.26% as of December 31, 2025 to 6.24% as of March 31, 2026. The $1.4 million mark-to-market adjustment on asset-backed notes is due to falling rates and narrowing asset-backed securitization spreads.

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

See Item 1A. Risk Factors for further discussion of the risks associated with our fair value elections on our financial statements.

Charge-offs, net of recoveries

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Total charge-offs, net of recoveries	$84,894	$81,293	$3,601	4.4%
Average Daily Principal Balance	$2,721,575	$2,705,218	$16,357	0.6%
Annualized Net Charge-Off Rate	12.7%	12.2%

Charge-Offs, net of recoveries increased by $3.6 million for the three months ended March 31, 2026. The Annualized Net Charge-Off Rate increase was primarily attributable to a higher percentage of new loan disbursements in the fourth quarter of 2024 and the first and second quarters of 2025. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due. We employ collection strategies and tools to help members make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help members address payment difficulties; and eased member access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Technology and facilities	$34,140	$36,437	$(2,297)	(6.3)%
Percentage of total revenue	14.9%	15.4%

Technology and facilities expense decreased by $2.3 million, or 6.3%, from $36.4 million for the three months ended March 31, 2025 to $34.1 million for the three months ended March 31, 2026. The decrease is primarily due to a $2.1 million decrease driven by reduced amortization costs in internally developed software.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages and CAC)	2026	2025	$	%
Sales and marketing	$15,949	$19,882	$(3,933)	(19.8)%
Percentage of total revenue	7.0%	8.4%
Customer Acquisition Cost (“CAC”)	$134	$139	$(5)	(3.6)%

Sales and marketing expense to acquire our members decreased by $3.9 million, or 19.8%, from $19.9 million for the three months ended March 31, 2025 to $15.9 million for the three months ended March 31, 2026. The decrease was primarily attributable to a decrease in our direct mail marketing. As a result of our decrease in sales and marketing expense during the three months ended March 31, 2026, our CAC decreased by 3.6%, from $139 for the three months ended March 31, 2025 to $134 for the three months ended March 31, 2026.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Personnel	$25,528	$20,965	$4,563	21.8%
Percentage of total revenue	11.2%	8.9%

Personnel expense increased by $4.6 million, or 21.8%, from $21.0 million for the three months ended March 31, 2025 to $25.5 million for the three months ended March 31, 2026 primarily due to CEO transition costs and increased wages and salaries driven by increased headcount related to internal collections.

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

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Outsourcing and professional fees	$8,704	$8,012	$692	8.6%
Percentage of total revenue	3.8%	3.4%

Outsourcing and professional fees increased by $0.7 million, or 8.6%, from $8.0 million for the three months ended March 31, 2025 to $8.7 million for the three months ended March 31, 2026 primarily due to additional credit reporting services, such as income verification and fraud detection.
General, administrative and other

General, administrative and other expense includes non-compensation expenses for employees, who are not a part of the technology and sales and marketing organization, which include travel, lodging, meal expenses, political and charitable contributions, office supplies, printing and shipping. Also included are franchise taxes, bank fees, foreign currency gains and losses, transaction gains and losses, litigation reserve, acquisition-related expenses, and shareholder activism.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
General, administrative and other	$7,009	$7,374	$(365)	(4.9)%
Percentage of total revenue	3.1%	3.1%

General, administrative and other expense decreased by $0.4 million, or 4.9%, from $7.4 million for the three months ended March 31, 2025 to $7.0 million for the three months ended March 31, 2026.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended March 31, 2026 and 2025, we recognized tax expense attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended March 31,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%
Income tax expense	$1,216	$3,392	$(2,176)	(64.2)%
Percentage of total revenue	0.5%	1.4%
Effective tax rate	34.1%	25.8%

Income tax expense decreased by $2.2 million, from $3.4 million for the three months ended March 31, 2025 to $1.2 million for the three months ended March 31, 2026, primarily due to lower pretax income for the three months ended March 31, 2026.

Valuation Allowance. As of March 31, 2026, we have $65.4 million of U.S. net deferred tax assets, of which $64.6 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

For personal loans, the discount rate is determined by using the Weighted Average Capital Cost, which was calculated using the Capital Asset Pricing Model method, also considering several components of financing, debt and equity.

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended March 31,
	2026	2025
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$(668)	$12,369
Fair value mark-to-market adjustment on asset-backed notes	(1,429)	(7,885)
Fair value mark-to-market adjustment on derivatives	1,248	432
Total fair value mark-to-market adjustment	$(849)	$4,916
(1) The fair value mark-to-market adjustment on Loans Receivable at Fair Value excludes mark-to-market adjustments associated with loans sold. See the section titled Net decrease in fair value in the Results of Operations section for additional information regarding the fair value mark on loans sold.

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Adjusted EBITDA (in thousands)	2026	2025
Net income	$2,345	$9,767
Adjustments:
Income tax expense	1,216	3,392
Interest on corporate financing	6,970	9,729
Depreciation and amortization	9,000	11,068
Stock-based compensation expense	2,968	2,831
Other non-recurring charges (1)	6,012	1,662
Fair value mark-to-market adjustment	849	(4,916)
Adjusted EBITDA	$29,360	$33,533
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

The following table presents a reconciliation of net income to Adjusted Net Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Adjusted Net Income (in thousands)	2026	2025
Net income	$2,345	$9,767
Adjustments:
Income tax expense	1,216	3,392
Stock-based compensation expense	2,968	2,831
Other non-recurring charges (1)	6,012	1,662
Mark-to-market adjustment on asset-backed notes	1,429	7,885
Adjusted income before taxes	13,970	25,537
Normalized income tax expense	3,772	6,895
Adjusted Net Income	$10,198	$18,642
Income tax rate (2)	27.0%	27.0%
(1) Certain prior-period financial information has been reclassified to conform to current period presentation.
(2) Income tax rate for the three months ended March 31, 2026 and 2025 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings Per Share is a non-GAAP financial measure that allows management, investors, and our Board to evaluate the operating results, operating trends, and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of diluted EPS to Diluted Adjusted EPS for the three months ended March 31, 2026 and 2025. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Diluted earnings per share	$0.05	$0.21
Adjusted EPS
Adjusted Net Income	$10,198	$18,642

Basic weighted-average common shares outstanding	47,436,155	45,496,705
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,062,608	1,541,094
Diluted adjusted weighted-average common shares outstanding	48,498,763	47,037,799
Adjusted Earnings Per Share	$0.21	$0.40

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three months ended March 31, 2026 and 2025. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Three Months Ended March 31,
(in thousands)	2026	2025
Return on Equity	2.4%	11.0%
Adjusted Return on Equity
Adjusted Net Income	$10,198	$18,642
Average stockholders' equity	$393,183	$359,954
Adjusted Return on Equity	10.5%	21.0%

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

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three months ended March 31, 2026 and 2025:

	As of or for the Three Months Ended March 31,
(in thousands)	2026	2025
Operating Expense Ratio	13.6%	13.9%
Adjusted Operating Expense Ratio
Total operating expense	91,330	92,670
Stock-based compensation expense	(2,968)	(2,831)
Other non-recurring charges (1)	(3,124)	(925)
Total adjusted operating expenses	$85,238	$88,914

Average Daily Principal Balance	$2,721,575	$2,705,218

Adjusted Operating Expense Ratio	12.7%	13.3%
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

We generally target liquidity levels to support at least twelve months of our expected net cash outflows, including new originations, without access to our Corporate Financing facility or equity markets. Elevated and fluctuating interest rates, credit trends and other macroeconomic and geopolitical conditions could continue to have an impact on market volatility which could adversely impact our business, liquidity, and capital resources. Future decreases in cash flows from operations resulting from delinquencies, defaults, and losses would decrease the cash available for the capital uses described above. We may incur additional indebtedness or issue equity in order to meet our capital spending and liquidity requirements, as well as to fund growth opportunities that we may pursue.

The following table summarizes our total liquidity reserves:

	March 31, 2026
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$130,384	N/A	$130,384
Restricted cash	79,470	N/A	79,470
Secured financing	1,139,091	217,420	921,671
Whole loan forward flow agreements	50,000	16,911	33,089
Total liquidity	$1,398,945	$234,331	$1,164,614

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash, cash equivalents and restricted cash	$209,854	$230,973
Cash provided by (used in)
Operating activities	103,729	100,977
Investing activities	7,982	(55,520)
Financing activities	(100,791)	(29,109)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $103.7 million and $101.0 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $2.8 million increase in our net cash provided by operating activities is primarily driven by a $13.2 million increase in our fair value adjustment, net, $11.6 million increase in our origination fees for Loans Receivable at Fair Value, net, and $6.5 million increase in our originations of loans sold and held for sale. These were partially offset by $8.2 million decrease due to proceeds from the sale of loans, a $7.4 million decrease in our net income, $5.9 million decrease relating to our change in Other Assets, $3.9 million decrease from our accrued compensations costs, $1.6 million decrease due to our deferred tax asset position, and $1.5 million decrease in Right of Use Assets.

Investing Activities

Our net cash provided by investing activities was $8.0 million for the three months ended March 31, 2026 and net cash used in investing activities was $55.5 million for the three months ended March 31, 2025. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by investing activities is primarily due to $63.8 million higher originations and purchases of loans held for investment.

Financing Activities

Our net cash used in financing activities was $100.8 million and $29.1 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, net cash used in financing activities was primarily driven by amortization payments on our Asset-backed borrowings at amortized cost, asset-backed notes at fair value, partially offset by borrowings under our Asset-backed borrowings at amortized cost and net borrowings on our secured financing.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of March 31, 2026, we had $2.2 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of March 31, 2026, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of March 31, 2026, we had Secured Financings with warehouse lines of $1,139.1 million in the aggregate with undrawn capacity of $921.7 million. Our ability to utilize our Secured Financing facilities as described herein is subject to compliance with various requirements, including eligibility criteria for collateral, concentration limits for our collateral pool, and covenants and other requirements.

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

Asset-Backed Borrowings at Amortized Cost

On February 9, 2026, we issued $485.0 million of Series 2026-A asset-backed notes secured by a pool of our unsecured and secured personal installment loans (the “2026-A Securitization”). The 2026-A Securitization included five classes of fixed rate notes. The notes were offered and sold in a private placement in reliance on Rule 144A under the U.S. Securities Act of 1933, as amended, and were priced with a weighted average yield of 5.32% per annum and a weighted average coupon of 5.25% per annum.

On February 9, 2026, we redeemed series 2025-A asset-backed notes in the amount of $425.1 million. The asset-backed notes were carried at amortized cost, and the unamortized costs were recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the interest expense.

On January 8, 2026, we redeemed series 2024-1 asset-backed notes in the amount of $28.7 million. The asset-backed notes were carried at amortized cost, and the unamortized costs were recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the interest expense.

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

On October 19, 2023, we entered into a Receivables Loan and Security Agreement (the “Receivables Loan and Security Agreement”) 2023-A, pursuant to which the Company borrowed $197.4 million. Borrowings under the Receivables Loan and Security Agreement accrue interest at a weighted average interest rate equal to 10.05%. On November 10, 2025, we redeemed the 2023-A financing transaction. The financing was carried at amortized cost, and the unamortized costs were recognized in the Condensed Consolidated Statements of Operations (Unaudited) as part of the Interest Expense.

On August 3, 2023 and April 26, 2024, we entered into separate forward flow whole loan sale agreements with institutional investors to sell up to $400.0 million and $150.0 million of personal loan originations, respectively. No loans were transferred under either agreement during the three months ended March 31, 2026, as our sale commitments had been previously satisfied, but we do continue to service any loans transferred. Although each arrangement is structured as a whole loan sale and we would continue to service any loans transferred, the transfers do not qualify as sales for accounting purposes. As a result, the related loan assets remain on our balance sheet and the cash proceeds are recorded as secured borrowings within asset-backed borrowings at amortized cost, with interest expense recognized over the term.

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

On October 23, 2024, we entered into a Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC as lenders, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, pursuant to which we borrowed $235 million through a senior secured term loan (the “Credit Agreement” and the “Term Loan”). The Term Loan bears interest at (a) a cash rate of 12.50% per annum plus (b) an amount payable in cash or in kind, at our option, equal to 2.50% and is scheduled to mature on November 14, 2028. On November 14, 2024, we repaid in full the Original Credit Agreement, as amended. Certain prepayments under the Credit Agreement are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of subsidiaries guaranteeing the loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. The Credit Agreement contains several financial covenants; these covenants are included together with other customary affirmative and negative covenants (including reporting requirements), representations and warranties and events of default.

Under the Credit Agreement, we were required to repay a combined $12.5 million and $27.5 million of the Term Loan, prior to July 31, 2025 and January 31, 2026, respectively. As of March 31, 2026, we have fully repaid the required $12.5 million and $27.5 million of principal. In addition, the Company made additional prepayments of $20 million, not subject to a prepayment premium, and $10 million subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium. As of December 31, 2025, the Company has made a total of $30.0 million of voluntary prepayments of principal, along with a total of $0.5 million in prepayment premiums. On April 1, 2026 and May 1, 2026, we made additional voluntary prepayments of $15.0 million each, which were subject to prepayment penalties totalling $1.5 million.

As of March 31, 2026, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured Financing and Corporate Financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans receivables, including non-performing loans originated as held for investment. For the three months ended March 31, 2026, we did not sell any such loans. For further information of these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The originations of loans sold and held for sale during the three months ended March 31, 2026 were $25.8 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Bank Partnership Program and Servicing Agreement

In August 11, 2020 we entered into a bank partnership program with Pathward, N.A., which was subsequently amended and restated, effective August 11, 2025. Under the program, we were obligated to purchase an increasing percentage of loans originated by Pathward, N.A. based on thresholds specified in the agreements. Per our September 26, 2025 agreement, we purchase 100% of Pathward originated loans and have purchased all loans previously owned by Pathward.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed and consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K dated December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026, as amended ("2025 Form 10-K"), under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2025 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Principal Accounting Officer. Based on our evaluation, our Chief Executive Officer and our Principal Financial and Principal Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Any of the following risks could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects. These risks could cause the trading price of our common stock to decline, which could cause you to lose all or part of your investment. You should carefully consider these risks, all of the other information in this report, including our condensed and consolidated financial statements, the notes thereto and the sections entitled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and general economic and business risks before making a decision to invest in our common stock. While we believe the risks described below include all material risks currently known by us, it is possible that these may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are required to continuously develop and adapt our operations, systems, and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we have experienced rapid growth in our business and operations in the past, many economic and other factors outside of our control, including general economic and market conditions, public health outbreaks, consumer and commercial credit availability, the imposition of tariffs and other non-tariff trade barriers, increased energy and commodity price volatility, inflation, fluctuating interest rates, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, expand and manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

In addition, we have previously engaged in a series of cost-saving measures in response to challenging macroeconomic and geopolitical conditions, including workforce reductions and other operational streamlining measures, and may engage in further cost-saving measures in the future. Projections of the effectiveness of any cost-saving measures or other benefits associated with such measures were based on then-current business operations and market dynamics, and could be materially impacted by various factors, including significant economic, competitive and other uncertainties. If we fail to achieve some or all of the expected benefits of these decisions, our future growth, operating results, cash flows, and financial condition may be adversely affected.

Our business may be adversely affected by disruptions in the credit markets and changes to interest rates on our borrowings.

We depend on securitization transactions, warehouse facilities and other forms of debt financing, as well as whole loan and structured loan sales, in order to finance the principal amount of most of the loans we make to our members. See more information about our outstanding debt in Note 8, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. However, there is no assurance that these sources of capital will continue to be available in the future on terms favorable to us or at all. The availability of debt financing and other sources of capital depends on numerous factors, many of which are outside of our control. Conditions in the credit markets may experience disruption or deterioration, including as a result of fluctuating interest rates, which could make it difficult for us to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in an elevated interest rate environment. Events of default or breaches of financial, performance or other covenants, as a result of the underperformance of certain pools of loans underpinning our securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Such events could also result in default rates at a higher interest rate and therefore increase our cost of capital. In addition, our ability to access future capital may be impaired because our interests in our financed pools of loans are “first loss” interests and so these interests will only be realized to the extent all amounts owed to investors or lenders and service providers under our securitizations and debt facilities are paid in full. In the event of a sudden or unexpected shortage or restriction on the availability of funds, we cannot be sure that we will be able to maintain the necessary levels of funding to retain current levels of originations without incurring higher funding costs, a reduction in the term of funding instruments or increasing the rate of whole loan sales, or be able to access funding at all. If we are unable to arrange financing on favorable terms, our business may be adversely affected and we may not be able to grow our business as planned and we may have to curtail new originations and reduce credit lines to cardholders.

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

As of March 31, 2026, we relied on Pathward to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 2 states in the United States. In the three months ended March 31, 2026 and 2025, Pathward originated approximately 99% and 97% of aggregate personal loan originations, respectively.

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of March 31, 2026 and 2025, members with repeat loans comprised 79% and 78%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 88% of our total assets and our Asset-backed notes at Fair Value represented 7% of our total liabilities as of March 31, 2026. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Key macroeconomic conditions historically have affected our business, results of operations and financial condition, and are likely to affect them in the future. Poor economic conditions reduce the demand and usage of our credit products and adversely affect the ability and willingness of members to pay amounts owed to us, increasing delinquencies, bankruptcies, and charge-offs and negatively impacting the fair value of our loans. They may also impact our ability to make accurate credit assessments or lending decisions. Many of these factors are outside our control and include: general economic conditions or outlook, unemployment levels, housing markets, immigration patterns and policies, including enforcement practices, gas prices, energy costs, tariffs and other non-tariff trade barriers, inflation, government shutdowns, delays in tax refunds, financial distress caused by recent or potential bank failures, volatility or disruption in the capital markets, changes in interest rates, and other macroeconomic circumstances as well as events such as natural disasters, acts of war, terrorism, public health outbreaks or adverse health developments, political instability, social unrest, and catastrophes. For example, the current U.S. administration has imposed significant new tariffs on imports from numerous trading partners; such tariffs and retaliatory measures by those trading partners have adversely impacted trade relations and created general market instability, and such effects may continue. If any of these factors negatively affect our members or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

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

We recorded a net income of $25.2 million for the year ended December 31, 2025, primarily due to a net decrease in fair value and decreased operating expenses, and we recorded a net loss of $78.7 million for the year ended December 31, 2024, primarily due to a net decrease in fair value and increased cost of debt. We also experienced net losses prior to 2024.

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

Our members with credit products may be particularly negatively impacted by worsening economic conditions that place financial stress on these members resulting in loan defaults or charge-offs. Furthermore, many of our members have limited or no credit history and such borrowers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. In addition, the imposition of tariffs and other non-tariff trade barriers, increased energy and commodity price volatility, inflation, fluctuating interest rates, unemployment, bankruptcy, major medical expenses, divorce, death, or other issues that affect our members have and could continue to affect our members’ willingness or ability to make payments on their loans. Our business is currently heavily concentrated on consumer lending and, as a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a company with a more diversified lending portfolio. If our members default under a loan receivable held directly by us, we will experience loss of principal and anticipated interest payments. Our servicing costs may also increase without a corresponding increase in our interest on loans.

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

Our net charge-off rate depends on the collectability of our loans and if we experience an unexpected significant increase in the number of members who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, our revenue and results of operations could be adversely affected. Furthermore, personal unsecured loans are generally dischargeable in bankruptcy. If we experience an unexpected, significant increase in the number of members who successfully discharge their debt in a bankruptcy action, our results of operations could be adversely affected.

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
•our borrowing costs and access to the capital markets; and
•general economic, industry, and market conditions, including economic slowdowns, recessions, the imposition of tariffs and other non-tariff trade barriers, increased energy and commodity price volatility, fluctuating interest and inflation rates, and tightening of credit markets and recent or potential bank failures.

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

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of our proprietary credit risk models, privacy and security practices, originations, marketing, servicing and collections, use of A.I., and other business practices or initiatives, litigation, regulatory compliance and the experience of members, even if inaccurate, could adversely affect our reputation and the confidence in our brands and business model or lead to changes in our business practices. We regularly engage with media outlets and consumer advocates, taking their feedback into account as we assess and refine our business practices and policies; based on those interactions, we have made and may continue to make adjustments to better serve our members and stakeholders. Despite our responsiveness to the inquiries, certain media outlets and consumer advocates chose to and have continued to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new members and retaining existing members. While we believe that we have a good reputation and that we provide members with a superior experience, there can be no assurance that we will continue to maintain a good relationship with members.

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

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, and inadequate protection of member information and compliance failures and claims. Our reputation may also be harmed if we fail to maintain our certification as a Community Development Financial Institution.

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

We recently announced the appointment of Doug Bland as our Chief Executive Officer, following the transition of our former Chief Executive Officer. Changes in our executive management team resulting from the hiring or departure of executives, including key personnel or members of senior management, could disrupt our operations and impact our ability to attract, integrate, retain and motivate employees, and have an adverse effect on our business. In particular, it could adversely impact our internal control environment, divert employee and management attention from ongoing business activities and strategic objectives, negatively affect employee morale and retention, and damage company culture. There can be no assurance that any of our other key personnel will remain with us, that the costs associated with retaining current key personnel and hiring new key personnel will be favorable or acceptable to us or that new key personnel will be as successful as their predecessors.

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

We have previously divested certain assets and product lines and we may continue to do so in the future. For example, on November 12, 2024, we completed the sale of our credit cards receivable portfolio. If we decide to sell assets or product lines, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, product lines, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or vendors and the risk that the transaction may not close, any of which would have a material adverse effect on the assets or product lines to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of our members and potential members. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, technological errors or outages, and cybersecurity risks. Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses, ransomware or other malware, and cyber-attacks that could obtain or disclose confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and infiltration, exfiltration or other similar events. Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and recent escalation of hostilities in the Middle East. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems. We also have incorporated A.I. technologies into our platform, and may continue to incorporate additional A.I. technologies into our platform in the future. Our use of A.I. technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, A.I. technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

We also face indirect technology, cybersecurity and operational risks relating to the members and other third parties with whom we do business or upon whom we rely, or whose technology we use to facilitate or enable our business activities, including suppliers, vendors, payment processors, and parties who have access to confidential information due to our agreements with them. The use of bank partnerships could leave us exposed to additional information security risks arising from the interaction between our and any partners’ information technology infrastructure, and the sharing between us of member information. We cannot guarantee that our systems and networks, or those of any third parties with whom we do business, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to any of our systems and networks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, contractors, third-party vendors, business partners, or by malicious third parties. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from technical errors, computer malware, natural disasters, terrorism, war, geopolitical conflicts, or telecommunication or electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new members, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. Any failure or perceived failure by us, or the third parties with whom we do business, to comply with our privacy, confidentiality, or cybersecurity-related legal or other obligations to third parties, or any security breaches impacting us, our third-party providers or partners, or any security incidents or other events that result in the unauthorized access, release, destruction, or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others. In addition, a security breach or incident could cause third parties to lose trust in us or subject us to claims by third parties that we have breached our privacy- and confidentiality-related obligations. Any belief by members or others that a security breach or other incident has affected us, even if a security breach or other incident has not affected us or any of our third-party providers or partners, could have any or all of the foregoing impacts on us, including harm to our reputation. Even the perception of inadequate security may harm our reputation and negatively impact our ability to attract and retain members. Moreover, security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types described above. Due to the nature of security incidents, we cannot fully guarantee that our security measures intended to protect our systems and data will successfully prevent service interruptions or security incidents.

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

Our ability to deliver products and services, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party providers. Our computer systems, including those provided by third-party providers and partners, may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health epidemics or pandemics, terrorist attacks, cyber-attacks, computer viruses, ransomware or other malware, physical or electronic break-ins, technical errors, insider threats, power outages or other events. Any of these occurrences may interrupt the availability, or reduce or adversely affect the functionality of our websites, applications, products or services, including our ability to service our loans, process loan applications, and provide digital financial services to our members. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. Additionally, our reliance on third-party providers may mean that we are not able to resolve operational problems internally or on a timely basis, as our operations will depend upon such third-party providers communicating appropriately and responding swiftly to their own service disruptions..

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

As of March 31, 2026, 36.2%, 27.0%, 12.4%, 6.6% and 4.8% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

We have vendors that, among other things, provide us with key services, including financial, technology and other services to support our loan origination, servicing and other activities. Our expansion into new channels, products or markets may introduce additional third-party service providers, strategic partners and other third parties on which we may become reliant. For example, in connection with the secured personal loan product, we work with third parties that provide information and/or services in connection with valuation, title management and title processing, repossessions, and remarketing. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our partner banks' federal bank regulators (the Federal Reserve Board, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation) and our consumer financial services regulators, including state regulators, the CFPB, and requirements under the FTC’s Safeguards Rule to impose and oversee contractual information security obligations on certain qualifying third parties, which could increase the scope of management involvement and decrease the benefit that we receive from using third-party vendors. We could be adversely impacted to the extent our vendors and partners fail to comply with the legal requirements applicable to the particular products or services being offered. Moreover, if our bank partners or their regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions. In addition, the prudential regulators have issued regulatory guidance focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of relationships with third-party service providers. In 2024, following the bankruptcy of a fintech platform, regulators have expanded expectations for third-party oversight by banks engaged in bank partnership programs. If regulators conclude that our bank partners have not met the heightened standards for oversight of their third-party service providers, any resulting regulatory action could have an adverse effect on their ability to fulfill their contractual obligations to us which could adversely affect our business, financial condition and results of operations.

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

We believe that a critical component of our success is our corporate culture and our deep commitment to our mission. We believe this mission-based culture fosters innovation, encourages teamwork and cultivates creativity. Our mission defines our business philosophy as well as the emphasis that we place on our members, our people and our culture and is consistently reinforced to and by our employees. As we continue to evolve our business, including from the integration of employees and businesses acquired in connection with previous or future acquisitions or from our cost-saving measures, we may find it difficult to maintain these valuable aspects of our corporate culture and our long-term mission. Operating as a remote-first company may make it difficult for us to preserve our corporate culture and could negatively impact workforce morale and productivity. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork, and effectively focus on and pursue our mission and corporate objectives.

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

As of March 31, 2026, we had 1,578 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 205 employees as of March 31, 2026. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

Our securitizations contain collateral performance threshold triggers related to the three-month average annualized gross charge-off or net charge-off rate which, if exceeded, would lead to early amortization. To support our collateral requirements under our financing agreements, we use a random selection process to take loans off our warehouse line to pledge to our securitizations. An inability to originate enough loans to meet the collateral requirements in our financing arrangements could result in the early amortization, default and/or acceleration of our existing facilities. Moreover, we currently act as servicer with respect to the unsecured consumer loans held by our subsidiaries. If we default in our servicing obligations or fail to meet certain financial covenants, an early amortization event or event of default could occur, and/or we could be replaced by our back-up servicer or another successor servicer. If the back-up servicer or successor servicer is not adequate, the collection and processing of repayments may be impaired.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. For more information on covenants, requirements and events, see Note 8, Borrowings to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The CFPB has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, and to enforce compliance with those laws. The CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. While historically, we have not been subject to CFPB supervisory authority, it is possible that we may become subject to additional regulatory scrutiny and compliance costs going forward through supervision by the CFPB. The CFPB may also request, through examination or investigation, reports concerning our organization, business conduct, markets and activities and if the CFPB were to determine that we were engaging in activities that pose risks to consumers, it may conduct on-site examinations of our business on a periodic basis.

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

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act (“GLBA”) are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (“CCPA”), as augmented and otherwise amended by the California Privacy Rights Act of 2020, imposes significant requirements on businesses processing consumer personal information, principally around enabling and honoring consumer choices related to such processing. Regulations under the CCPA have now been finalized addressing, among other matters, the use of automated decision-making technology (“ADMT”) in “significant decisions”. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the GLBA. In some cases, these laws also contain broader exemptions for entities, such as financial institutions, that are subject to the GLBA; however, these exemptions may not exempt us completely from these laws, and their scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. Violations of the CCPA can result in civil penalties assessed by the California Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. These developments reflect the continued evolution of state privacy regulation and the potential for expanding obligations on businesses that use consumer data. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for accountability, oversight, risk assessments, encryption, and multi-factor authentication to protect all forms of customer information.

Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. On July 29, 2025, the Eastern District of Kentucky issued an Order granting the stay of litigation requested by the CFPB while it works to promulgate a new rule-making process to revise the rule’s scope, definitions and timing. Compliance deadlines are uncertain since the CFPB has been enjoined from enforcing the rule and the April 1, 2026 deadline for the largest institutions has passed without action from the CFPB, and the rule’s ultimate substantive obligations could change materially. Because the substance and timing of the revised rule are uncertain at this time, it is possible it could adversely affect our business. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of state and federal legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which we must adhere.

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

We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries, persons, and entities. These controls include procedures and processes to detect and report suspicious transactions, perform member due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements, may significantly affect or change the manner in which we currently conduct some aspects of our business.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 19,222,629 shares for issuance under our 2019 Equity Incentive Plan with 11,004,696 shares, net of vested and exercised shares, remaining available for issuance, 3,076,776 shares for issuance under our 2019 Employee Stock Purchase Plan, and 1,105,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 615,531 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our common stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2026, warrants to purchase 2,682,788 shares of our common stock issued in connection with our Corporate Financing, remain outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. Legislation or other changes in U.S. federal, state and local and non-U.S. tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), could increase our liability and adversely affect our after-tax profitability. We are currently evaluating the full impact of the OBBB Act on us. In addition, many countries and the Organisation for Economic Co-operation and Development (the “OECD”) have reached an agreement to implement a 15% global minimum tax (“Pillar Two”). However, on January 5, 2026, the OECD announced a side-by-side elective safe harbor that would exempt electing U.S.-parented multinationals from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026, but does not provide an exemption from “qualified domestic minimum top-up taxes”, which have been implemented into the domestic laws in certain jurisdictions in which we operate. We will continue to monitor legislative and regulatory developments to assess the potential impacts that Pillar Two may have on our business, operating results and financial condition. Additionally, U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial position and results of operations. Limitations may also apply under state law.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $150.9 million, all of which carry forward indefinitely. Additionally, the Company had state net operating loss carryforwards of $136.8 million which are set to begin expiring in 2031. As of December 31, 2025, the Company had federal and California research and development tax credit carryforwards of $19.6 million and $8.4 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2041, and the California research and development tax credits are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Other limitations may also apply under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards and tax credits, even if we attain profitability.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition
30+ Day Delinquency Rate	Unpaid principal balance for our owned loans that are 30 or more calendar days contractually past due as of the end of the period divided by Owned Principal Balance as of such date
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP financial measure calculated by adjusting our net income (loss) to exclude income tax expense (benefit), stock-based compensation expense, mark-to-market on asset-backed notes at fair value and certain non-recurring charges

Adjusted Operating Expense	Adjusted Operating Expense is a non-GAAP financial measure calculated by adjusting total operating expenses to exclude stock-based compensation expense and certain non-recurring charges
Adjusted Operating Expense Ratio	Adjusted Operating Expense Ratio is a non-GAAP financial measure calculated as Adjusted Operating Expense divided by Average Daily Principal Balance
Aggregate Originations
Aggregate amount disbursed to borrowers during a specified period, including amounts originated by us through our Lending as a Service partners or under our bank partnership programs. Aggregate Originations exclude any fees in connection with the origination of a loan

Annualized Net Charge-Off Rate	Annualized loan principal losses (net of recoveries) divided by the Average Daily Principal Balance of owned loans receivables for the period
APR	Annual Percentage Rate
Average Daily Debt Balance	Average of outstanding debt principal balance at the end of each calendar day during the period
Average Daily Principal Balance	Average of outstanding principal balance of owned loans at the end of each calendar day during the period
Board	Oportun’s Board of Directors
Corporate Financing
Senior secured term loan secured by the assets of the Company and certain of its subsidiaries guaranteeing the term loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by the Company funded pursuant to the Credit Agreement, dated as of September 14, 2022, by and among the Company, Wilmington Trust, National Association, and the lenders party thereto (as amended), which was terminated on November 14, 2024, and the Credit Agreement, dated as of October 23, 2024, by and among the Company, Wilmington Savings Fund Society, FSB, and the lenders party thereto. Included in "Acquisition and corporate financing" on the Condensed Consolidated Balance Sheets (Unaudited).

Cost of Debt	Annualized interest expense divided by Average Daily Debt Balance
Customer Acquisition Cost (or "CAC")
Sales and marketing expenses, which include the costs associated with various paid marketing channels, including direct mail, digital marketing and brand marketing and the costs associated with our telesales and retail operations divided by number of loans originated to new and returning borrowers during a period

GAAP	Generally Accepted Accounting Principles
Leverage	Average Daily Debt Balance, excluding Corporate Financing, divided by Average Daily Principal Balance
Loans Receivable at Fair Value	All loans receivable held for investment. Loans Receivable at Fair Value include loans receivable on our unsecured and secured personal loan products balances
Managed Principal Balance at End of Period
Total amount of outstanding principal balance for all loans receivables, including loans sold, which we continue to service, at the end of the period. Managed Principal Balance at End of Period also includes loans and accounts originated under a bank partnership program that we service

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Expense Ratio	Total operating expenses divided by Average Daily Principal Balance
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")
Revolving personal loan warehouse debt facilities, collateralized by unsecured personal loans and secured personal loans. Included as "Secured Financing" on the Condensed Consolidated Balance Sheets (Unaudited).

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

Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Transition Agreement dated January 21, 2026	8-K	001-39050	10.1	1/21/2026
10.2+*	Offer Letter with Doug Bland, dated April 15, 2026	8-K	001-39050	10.1	4/17/2026
10.3+	Amended and Restated 2021 Inducement Equity Incentive Plan, and Form of RSU Award Agreement	8-K	001-39050	10.2	4/17/2026
10.4+	Form of Performance-Based RSU Award Agreement under the Amended and Restated 2021 Inducement Equity Incentive Plan	8-K	001-39050	10.3	4/17/2026
10.5+	Office of CEO Employment Letter with Gaurav Rana, dated April 4, 2026					x
10.6+	Office of CEO Employment Letter with Kathleen Layton, dated April 4, 2026					x
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Principal Accounting Officer and SVP, Finance - Controller of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

+ Management contract or compensatory plan.

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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	May 8, 2026	By:	/s/ Joseph Schueller
Joseph Schueller
Senior Vice President, Finance – Controller
(Principal Financial Officer, Principal Accounting Officer and duly authorized signatory of the Registrant)