Form 10-Q
period 2026-06-30
Oportun Financial Corp
filed 2026-08-06
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of July 30, 2026 was 45,987,253.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$139,590	$105,525
Restricted cash	72,839	93,409
Loans receivable at fair value	2,736,750	2,874,092
Capitalized software and other intangibles, net	66,934	71,698
Right of use assets - operating	11,206	9,441
Other assets	101,993	103,691
Total assets	$3,129,312	$3,257,856

Liabilities and stockholders' equity
Liabilities
Secured financing	$304,159	$199,384
Asset-backed notes at fair value	137,778	263,799
Asset-backed borrowings at amortized cost	2,088,453	2,192,649
Corporate financing	119,891	143,663
Lease liabilities	12,003	11,468
Other liabilities	59,895	56,811
Total liabilities	2,722,179	2,867,774
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at June 30, 2026 and December 31, 2025; 46,222,056 shares issued and 45,950,033 shares outstanding at June 30, 2026; 44,709,065 shares issued and 44,437,042 shares outstanding at December 31, 2025	8	8
Common stock, additional paid-in capital	629,838	623,668
Accumulated deficit	(216,404)	(227,285)
Treasury stock at cost, 272,023 shares at June 30, 2026 and December 31, 2025	(6,309)	(6,309)
Total stockholders’ equity	407,133	390,082
Total liabilities and stockholders' equity	$3,129,312	$3,257,856
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interest income	$219,274	$218,281	$434,939	$438,502
Non-interest income	13,954	16,065	27,053	31,748
Total revenue	233,228	234,346	461,992	470,250
Less:
Interest expense	41,933	59,538	89,912	116,941
Net decrease in fair value	(85,663)	(70,257)	(171,557)	(142,929)
Net revenue	105,632	104,551	200,523	210,380

Operating expenses:
Technology and facilities	32,293	36,649	66,433	73,086
Sales and marketing	17,593	18,077	33,542	37,959
Personnel	24,510	20,247	50,038	41,212
Outsourcing and professional fees	9,650	9,701	18,354	17,713
General, administrative and other	5,966	9,769	12,975	17,143
Total operating expenses	90,012	94,443	181,342	187,113

Income before taxes	15,620	10,108	19,181	23,267
Income tax expense	7,084	3,231	8,300	6,623
Net income	$8,536	$6,877	$10,881	$16,644

Net income attributable to common stockholders	$8,536	$6,877	$10,881	$16,644

Share data:
Earnings per share:
Basic	$0.18	$0.15	$0.23	$0.36
Diluted	$0.17	$0.14	$0.22	$0.35
Weighted average common shares outstanding:
Basic	48,419,607	46,571,524	47,930,598	46,037,084
Diluted	49,396,024	47,893,172	48,950,110	47,468,455
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Six Months Ended June 30, 2026
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2026	2,682,788	$11,150	44,437,042	$8	$612,518	$(227,285)	$(6,309)	$390,082
Stock-based compensation expense	—	—	—	—	4,321	—	—	4,321
Vesting of restricted stock units, net of shares withheld	—	—	1,165,749	—	(465)	—	—	(465)
Net income	—	—	—	—	—	2,345	—	2,345
Balance – March 31, 2026	2,682,788	$11,150	45,602,791	$8	$616,374	$(224,940)	$(6,309)	$396,283

Stock-based compensation expense	—	—	—	—	3,110	—	—	3,110
Vesting of restricted stock units, net of shares withheld	—	—	252,829	—	(797)	—	—	(797)
Issuance of common stock upon exercise of warrants	(94,413)	(492)	94,413	—	493	—	—	1
Net income	—	—	—	—	—	8,536	—	8,536
Balance – June 30, 2026	2,588,375	$10,658	45,950,033	$8	$619,180	$(216,404)	$(6,309)	$407,133

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

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$10,881	$16,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,823	21,783
Fair value adjustment, net	171,557	142,929
Origination fees for loans receivable at fair value, net	(7,358)	(20,930)
Gain on loan sales	(2,753)	(2,979)
Stock-based compensation expense	7,082	5,539
Other, net	11,215	23,380
Originations of loans sold and held for sale	(51,703)	(72,249)
Proceeds from sale of loans	54,456	76,768
Changes in operating assets and liabilities	1,844	14,620
Net cash provided by operating activities	213,044	205,505
Cash flows from investing activities
Originations and purchases of loans held for investment	(684,852)	(772,912)
Repayments of loan principal	655,793	677,443
Capitalization of system development costs	(12,773)	(12,011)
Other, net	(309)	(382)
Net cash used in investing activities	(42,141)	(107,862)
Cash flows from financing activities
Borrowings under secured financing	167,900	590,529
Repayments of secured financing	(64,113)	(794,396)
Repayments of asset-backed notes at fair value	(128,480)	(474,041)
Borrowings under asset-backed borrowings at amortized cost	482,560	857,279
Repayments of asset-backed borrowings at amortized cost	(583,980)	(248,050)
Repayments of corporate financing	(30,000)	(13,759)
Payments of deferred financing costs	(34)	(1,207)
Net payments related to stock-based activities	(1,261)	(401)
Net cash used in financing activities	(157,408)	(84,046)
Net increase in cash and cash equivalents and restricted cash	13,495	13,597
Cash and cash equivalents and restricted cash, beginning of period	198,934	214,625
Cash and cash equivalents and restricted cash, end of period	$212,429	$228,222

Supplemental disclosure of cash flow information
Cash and cash equivalents	$139,590	$96,816
Restricted cash	72,839	131,406
Total cash and cash equivalents and restricted cash	$212,429	$228,222

Cash paid for income taxes, net of refunds	$1,643	$1,395
Cash paid for interest	$91,882	$100,364
Cash paid for amounts included in the measurement of operating lease liabilities	$3,721	$5,608
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$3,795	$1,929
Non-cash investments in capitalized assets	$142	$370
Non-cash financing activities	$17,439	$33,259
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

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

Recently Adopted Accounting Standards

There have been no accounting standards adopted during the three months ended June 30, 2026.

Accounting Standards to be Adopted

Income Statement - In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of the new guidance on its Condensed Consolidated Statement of Operations.

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

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$8,536	$6,877	$10,881	$16,644
Net income attributable to common stockholders	$8,536	$6,877	$10,881	$16,644

Basic weighted-average common shares outstanding (1)	48,419,607	46,571,524	47,930,598	46,037,084
Weighted average effect of dilutive securities:
Restricted stock units	976,417	1,321,648	1,019,512	1,431,371
Diluted weighted-average common shares outstanding	49,396,024	47,893,172	48,950,110	47,468,455

Earnings per share:
Basic	$0.18	$0.15	$0.23	$0.36
Diluted	$0.17	$0.14	$0.22	$0.35
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

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,404,257	1,700,321	1,417,883	1,768,313
Restricted stock units	582,623	1,241,225	684,437	1,248,514
Total anti-dilutive common share equivalents	1,986,880	2,941,546	2,102,320	3,016,827

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	June 30,	December 31,
(in thousands)	2026	2025
Consolidated VIE assets
Restricted cash	$65,255	$85,767
Loans Receivable at Fair Value	2,606,341	2,621,339
Total VIE assets	2,671,596	2,707,106
Consolidated VIE liabilities
Secured financing (1)	308,620	204,833
Asset-backed notes at fair value	137,778	263,799
Asset-backed borrowings at amortized cost	1,947,970	1,947,937
Total VIE liabilities	$2,394,368	$2,416,569
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

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

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which the Company agrees to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the three months ended June 30, 2026 was $25.9 million and the Company recorded a gain on sale of $1.4 million and servicing revenue of $1.5 million. The originations of loans sold and held for sale during the three months ended June 30, 2025 was $39.9 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.8 million.

The originations of loans sold and held for sale during the six months ended June 30, 2026 was $51.7 million and the Company recorded a gain on sale of $2.8 million and servicing revenue of $3.2 million. The originations of loans sold and held for sale during the six months ended June 30, 2025 was $72.2 million and the Company recorded a gain on sale of $3.0 million and servicing revenue of $3.5 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Capitalized software, net:
System development costs	$209,275	$197,130
Acquired developed technology	48,500	48,500
Accumulated amortization	(203,398)	(188,933)
Total capitalized software, net	$54,377	$56,697

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended June 30, 2026 and 2025 was $7.3 million and $9.0 million, respectively. System development costs capitalized in the three months ended June 30, 2026 and 2025 were $6.3 million and $6.6 million, respectively.

Amortization of system development costs and acquired developed technology for the six months ended June 30, 2026 and 2025 was $14.9 million and $18.3 million, respectively. System development costs capitalized in the six months ended June 30, 2026 and 2025 were $12.9 million and $12.4 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Accumulated amortization	(30,569)	(28,125)
Total intangible assets, net	$12,557	$15,001

Amortization of intangible assets was $1.2 million for each of the three months ended June 30, 2026 and 2025. Amortization of intangible assets was $2.4 million for each of the six months ended June 30, 2026 and 2025.

Expected future amortization expense for intangible assets as of June 30, 2026 is as follows:

(in thousands)	Fiscal Years
2026 (remaining six months)	$2,485
2027	4,929
2028	4,780
2029	—
2030	—
2031	—
Thereafter	—
Total (1)	$12,194
(1) Excludes indefinite lived intangible assets.

7.	Other Assets

Other assets consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Fixed assets
Total fixed assets	$41,442	$41,355
Accumulated depreciation	(39,600)	(39,282)
Total fixed assets, net	$1,842	$2,073

Other Assets
Prepaid expenses	$11,291	$11,647
Deferred tax assets, net	63,761	68,111
Current tax assets	1,519	3,391
Receivable from banking partner	6,879	4,686
Derivative asset	—	(1,249)
Other	16,701	15,032
Total other assets	$101,993	$103,691

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.5 million, respectively, and for the six months ended June 30, 2026 and 2025 was $0.5 million, and $1.1 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

			June 30, 2026	December 31, 2025
Variable Interest Entity	Facility Amount	Maturity Date	Balance	Balance
(in thousands)
Oportun PLW Trust	$367,741	September 1, 2028	$70,994	$73,078
Oportun PLW II Trust	337,100	August 1, 2028	83,494	68,916
Oportun PLW III Trust	187,500	April 1, 2028	65,077	35,051
Oportun PLW IV Trust	246,750	October 1, 2029	84,594	22,339
Oportun PLW V Trust	50,000	July 1, 2030	—	—
Total secured financing	$1,189,091		$304,159	$199,384
Weighted average interest rate of the Secured financing is SOFR + 2.89% as June 30, 2026

PLW V Facility

On June 30, 2026, in connection with the closing of the Personal Loan Warehouse V Facility (PLW V), Oportun PLW V Trust, a subsidiary of the Company, entered into a loan and security agreement with certain lenders from time to time party thereto, and Wilmington Trust, National Association as collateral agent, administrative agent, paying agent, securities intermediary and depositary bank (the "PLW V Facility"). The PLW V Facility has a total commitment of $50.0 million. The facility has a three-year revolving period with a final maturity on July 1, 2030.

Asset-backed Notes at Fair Value

The following tables present information regarding asset-backed notes at fair value:

	June 30, 2026
Variable Interest Entity(3)	Initial amount issued (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	500,000	512,762	91,504	106,801	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	46,274	60,126	2.05%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$137,778	$166,927

	December 31, 2025
Variable Interest Entity(3)	Initial amount issued (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$167,214	$184,737	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	96,585	112,148	2.06%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$263,799	$296,885
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

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	June 30, 2026
Asset-backed Borrowings at Amortized Cost(5)	Initial amount (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2026-A	484,990	502,450	482,573	508,985	5.25%	2 years
Oportun Issuance Trust 2025-D	441,225	452,206	438,880	458,165	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	535,952	559,579	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	437,339	456,344	5.57%	2 years
Oportun Issuance Trust 2024-2	223,250	236,119	53,226	63,684	9.84%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	140,483	126,234	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,127,205	$2,194,269	$2,088,453	$2,172,991

	December 31, 2025
Asset-backed Borrowings at Amortized Cost(5)	Initial amount (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2025-D	$441,225	$452,206	$438,410	$461,986	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	535,394	559,689	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	436,850	456,345	5.57%	2 years
Oportun Issuance Trust 2025-A	425,107	439,775	422,580	445,314	6.15%	1 year
Oportun Issuance Trust 2024-2	223,250	236,119	86,077	102,446	8.34%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	28,626	33,842	12.07%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	244,712	222,865	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,266,822	$2,342,596	$2,192,649	$2,282,487

(1)Initial amount issued includes any notes retained by the Company as applicable. The current balances are measured at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of June 30, 2026.
(4)Consists of forward flow whole loan sales that do not qualify as sales for accounting purposes.
(5)Maturity dates for Asset-backed Borrowings at Amortized Cost are not reflected in the above tables as the related securitizations provide for variable monthly repayments that may result in repayment prior to the stated maturity dates.

Corporate Financing

The following table presents information regarding the Company's Corporate financing:

				June 30, 2026	December 31, 2025
Entity	Original Balance	Maturity Date	Interest Rate	Balance (1)	Balance (1)
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	119,891	143,663
Total Corporate Financing	$235,000			$119,891	$143,663
(1)Balances are measured at amortized cost. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $135.0 million and $165.0 million, respectively.

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

During the three months ended June 30, 2026, the Company made voluntary principal prepayments of $30.0 million, reducing the outstanding principal balance. In connection with the prepayments, the Company incurred prepayment premiums totaling $1.5 million and recognized losses on the partial extinguishment of debt totaling $3.6 million, both of which were recorded in Interest expense.

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

Debt Covenants - As of June 30, 2026, and December 31, 2025, the Company was in compliance with all covenants and requirements of the Secured financing, Corporate financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accounts payable	$5,882	$6,273
Accrued compensation	25,296	23,174
Accrued expenses	8,912	7,054
Accrued interest	10,620	11,164
Amount due to whole loan buyer	1,283	1,400
Current tax liabilities	4,615	4,055
Other	3,287	3,691
Total other liabilities	$59,895	$56,811

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of June 30, 2026 or December 31, 2025.

Common Stock - As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2026, 46,222,056 and 45,950,033 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2025, 44,709,065 and 44,437,042 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - In 2023, pursuant to the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01. In May 2025 and June 2026, 6,363,671 and 94,413 warrants were exercised, respectively, to purchase common stock. As of June 30, 2026 and December 31, 2025, the Company had outstanding and exercisable detachable warrants of 2,588,375, and 2,682,788, respectively.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Technology and facilities	$857	$758	$1,652	$1,474
Sales and marketing	30	35	63	75
Personnel	2,052	1,915	5,367	3,990
Total stock-based compensation (1)	$2,939	$2,708	$7,082	$5,539
(1) Amounts shown are net of $0.2 million and $0.3 million of capitalized stock-based compensation for the three and six months ended June 30, 2026, respectively, and net of $0.2 million and $0.4 million of capitalized stock-based compensation for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, and December 31, 2025, the Company’s total unrecognized compensation cost related to unvested stock-based option awards granted to employees was insignificant and $0.2 million, respectively, and was expected to be recognized over a weighted-average vesting period of less than one year. As of June 30, 2026 and December 31, 2025, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $21.0 million and $20.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.0 years and 1.8 years, respectively.

Cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as cash from financing activities. The Company recognized $1.9 million and $1.6 million of income tax benefit in its Condensed Consolidated Statements of Operations (Unaudited) related to stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively. Additionally, the total income tax benefit recognized in the income statement for share-based compensation exercises was insignificant and $0.2 million for the three and six months ended June 30, 2026. The total income tax benefit recognized in the income statement for share-based compensation exercises was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income
Interest on loans	$216,918	$215,816	$429,903	$433,345
Fees on loans	2,356	2,465	5,036	5,157
Total interest income	219,274	218,281	434,939	438,502

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Non-interest income
Servicing fees	$1,531	$3,604	$3,204	$7,142
Subscription revenue	5,164	4,842	9,716	9,886
Interest on member accounts	4,134	4,566	7,939	8,988
Gain on loan sales and other	3,125	3,053	6,194	5,732
Total non-interest income	$13,954	$16,065	$27,053	$31,748

13.	Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company calculates its year-to-date income tax expense (benefit) by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense (benefit) for discrete tax items recorded in the period.

During the three and six months ended June 30, 2026, the Company recorded income tax expense of $7.1 million and $8.3 million, respectively, related to continuing operations, representing an effective tax rate of 45.4% and 43.3%, respectively. Income tax expense for the three and six months ended June 30, 2025 was $3.2 million and $6.6 million, representing an effective income tax rate of 32.0% and 28.5%, respectively.

Income tax expense increased by $3.9 million or 119.3%, from $3.2 million expense for the three months ended June 30, 2025 to $7.1 million expense for the three months ended June 30, 2026, primarily as a result of having increased pretax income, resolving a state tax settlement, and increasing the reserve for unrecognized tax benefits for the three months ended June 30, 2026. Income tax expense increased by $1.7 million or 25.3%, from $6.6 million for the six months ended June 30, 2025 to $8.3 million for the six months ended June 30, 2026, primarily as a result of resolving a state tax settlement and increasing the reserve for unrecognized tax benefits for the six months ended June 30, 2026. The Company's effective tax rates for the three and six months ended June 30, 2026 and 2025 differ from the statutory tax rates primarily due to the impacts of resolving a state tax settlement, increasing the reserve for unrecognized tax benefits, the research and development tax credit, and stock-based compensation.

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

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	June 30, 2026		December 31, 2025
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,648,522	$2,736,750	$2,779,608	$2,874,092
Liabilities
Asset-backed notes	$139,811	$137,778	$268,291	$263,799

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of June 30, 2026, consists of $2,465.0 million of unsecured personal loans receivable and $271.7 million of secured personal loans receivable.

	June 30, 2026			December 31, 2025
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	10.13%	92.90%	12.22%	10.10%	50.58%	12.28%
Remaining cumulative prepayments (1)	3.74%	38.08%	23.67%	0.00%	38.29%	24.90%
Average life (years)	0.39	1.30	1.04	0.28	1.64	1.06
Discount rate	6.30%	6.30%	6.30%	6.26%	6.26%	6.26%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the six months ended June 30, 2026 and 2025. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

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

The Company had derivative instruments in connection with its bank partnership program with Pathward, N.A. ("Pathward") related to excess interest proceeds it expected to receive on loans retained by Pathward. Based on the agreement underlying the bank partnership program, for all loans originated and retained by Pathward, Pathward received a fixed interest rate. Under an amendment dated September 26, 2025 to the program agreement, the Company purchases 100% of Pathward originated loans and has purchased all loans previously owned by Pathward. As a result, the derivative instrument as of December 31, 2025 was $(1.2) million; there was no outstanding derivative balance as of June 30, 2026.
For the derivative, the Company used a base set of cash flows derived from historical data and management assumptions. From this base set of cash flows, funds that were projected to be released to the Company according to the contractual terms outlined in the waterfall agreement were calculated on an aggregate basis then discounted at a rate that was representative of equity yield.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance – beginning of period	$2,771,836	$2,770,486	$2,874,092	$2,778,523
Principal disbursements	687,548	658,955	1,310,532	1,318,353
Principal and interest payments from members	(618,465)	(582,313)	(1,234,805)	(1,163,920)
Gross charge-offs	(98,581)	(100,745)	(206,813)	(198,942)
Net increase (decrease) in fair value	(5,588)	9,087	(6,256)	21,456
Balance – end of period	$2,736,750	$2,755,470	$2,736,750	$2,755,470

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	June 30, 2026
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$139,590	$139,590	$139,590	$—	$—
Restricted cash	72,839	72,839	72,839	—	—
Liabilities
Accounts payable	5,882	5,882	5,882	—	—
Secured financing (Note 8)	308,620	308,321	—	308,321	—
Asset-backed borrowings at amortized cost (Note 8)	2,083,494	2,076,972	—	1,950,738	126,234
Corporate financing (Note 8)	135,000	134,053	—	134,053	—

	December 31, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,525	$105,525	$105,525	$—	$—
Restricted cash	93,409	93,409	93,409	—	—
Liabilities
Accounts payable	6,273	6,273	6,273	—	—
Secured financing (Note 8)	204,833	205,152	—	205,152	—
Asset-backed borrowings at amortized cost (Note 8)	2,181,902	2,184,392		1,961,525	222,867
Corporate financing (Note 8)	165,000	165,836	—	165,836	—

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
There were no transfers in or out of Level 3 assets and liabilities for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026 (remaining six months)	$3,096
2027	4,587
2028	3,021
2029	1,772
2030	1,044
2031	486
Thereafter	—
Total lease payments	14,006
Imputed interest	(1,489)
Total leases	$12,517

Sublease income
2026 (remaining six months)	$(355)
2027	(177)
2028	—
2029	—
2030 and thereafter	—
Total lease payments	(532)
Imputed interest	18
Total sublease income	$(514)

Net lease liabilities	$12,003
Weighted average remaining lease term	3.2 years
Weighted average discount rate	5.82%

As of December 31, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026	6,683
2027	3,551
2028	1,977
2029	903
2030	382
Thereafter	48
Total lease payments	13,544
Imputed interest	(1,361)
Total leases	$12,183

Sublease income
2026	(604)
2027	(153)
2028	—
2029	—
2030	—
Total lease payments	(757)
Imputed interest	42
Total sublease income	$(715)

Net lease liabilities	$11,468
Weighted average remaining lease term	2.6 years
Weighted average discount rate	5.73%

Rental expenses under operating leases for the three and six months ended June 30, 2026, were $2.3 million, and $4.5 million, respectively, and for the three and six months ended June 30, 2025, were $2.5 million, and $5.0 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2029. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $15.2 million for the remainder of 2026, $10.7 million in 2027, $4.3 million in 2028, with no material obligations in or beyond 2029.

Bank Partnership Program and Servicing Agreement - The Company entered into a Program Management Agreement with Column National Association ("Column"), a national banking association, on June 30, 2026, establishing a new bank partnership lending program. Under the agreement, Column will originate certain unsecured personal loans for consumers in select states, and the Company will provide the platform and related services, including marketing, application processing, fraud-prevention, servicing and program-administration services, subject to Column’s oversight and control and compliance with applicable law. The agreement permits the Company to purchase loans originated by Column, other than loans retained by Column, and includes certain exclusivity, compliance, oversight, audit, reporting, reserve, information-security, indemnification, termination and wind-down provisions. The agreement has an initial term of four years and renews automatically for successive one-year periods unless either party provides timely notice of non-renewal. As of and for the three and six months ended June 30, 2026, the Company had no loan purchases or other transactions to report under this program.

The Company entered into a bank partnership program with Pathward, on August 11, 2020, which was subsequently amended and restated effective August 11, 2025. Effective October 1, 2025, the Company began purchasing from Pathward 100% of all newly originated loans. The amendment also required the Company to acquire Pathward’s existing retained loan portfolio, with an initial purchase of loans that are current or <30 days delinquent on October 3, 2025, totaling approximately $115.0 million of unpaid principal and accrued interest. The remaining portfolio was purchased on February 4, 2026. Lending under the partnership was launched in August 2021 and as of June 30, 2026, the Company has a commitment to purchase an additional $45.8 million of program loans based on originations through June 30, 2026.

Unfunded Loan Commitments - Unfunded loan commitments at June 30, 2026 and December 31, 2025 were insignificant.

Mexico Value-added Tax - In October 2023, the Company's Mexico subsidiary received notice from Mexico's Servicio de Administración Tributaria, the Mexican federal tax authority, for claims related to the alleged underpayment of value-added tax, including inflationary adjustments, fines and penalties for tax years 2017-2019. The Company disputes that there were underpayments in any of those years, and intends to pursue all available administrative and legal avenues of appeal to assert its position. No accrual related to this matter has been recorded as of June 30, 2026, as the Company believes it is not probable to be incurred.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. During the year ended December 31, 2025, 3,937,168 warrants were exercised by Neuberger to purchase common stock, and 94,413 warrants were exercised during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, Neuberger held outstanding and exercisable detachable warrants of 2,588,375 and 2,682,788, respectively. See Note 8, Borrowings for additional information on the Corporate financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the agreement was amended to extend the term and revised the commitment amount to $370.9 million of personal loan originations. The Company has fulfilled its commitment under the agreement and will continue to service these loans. As part of this agreement, during the six months ended June 30, 2026, and as of December 31, 2025, no loans were transferred.

In addition, on April 2, 2025, the Company entered into a loan and security agreement with Neuberger, and certain other lenders, which was amended on October 8, 2025. The amended PLW III facility has a two-year revolving period with a final maturity of April 1, 2028 and a borrowing capacity of $187.5 million. See Note 8, Borrowings, for additional information regarding our secured financings

The following table represents the interest income earned from our loans receivable portfolio and interest expense on our debt instruments recorded on the Company’s Condensed Consolidated Statements of Operations (Unaudited) related to transactions with Neuberger.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income
Secured borrowings	5,228	13,691	11,474	29,960
Total interest income	$5,228	$13,691	$11,474	$29,960

Interest expense
Corporate financing	$7,701	$5,107	$11,486	$10,340
Secured borrowings	(3,368)	5,419	(3,351)	11,842
Secured financing	462	419	667	419
Total interest expense	$4,795	$10,945	$8,802	$22,601

As of June 30, 2026 and December 31, 2025, Loans Receivable at Fair Value underlying the Secured borrowing were $57.4 million and $103.5 million, respectively, and Loans Receivable at Fair Value underlying the Secured financing were $14.9 million and $8.1 million respectively. The Company had Asset-backed borrowings at amortized cost of $65.8 million, Corporate financing of $119.9 million, and Secured financing of $13.2 million due to Neuberger as of June 30, 2026 and $116.9 million, $71.8 million and $7.2 million, respectively, due as of December 31, 2025. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026, related to these transactions.

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

Net income is reported on the unaudited Condensed Consolidated Statement of Operations as consolidated net income. The measure of segment assets is presented on the unaudited Condensed Consolidated Balance Sheets as Total Assets.

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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 21-year lending history, we have extended more than $22.7 billion in responsible credit through more than 8.3 million lending products. We have been certified as a Community Development Financial Institution by the U.S. Department of the Treasury since 2009.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings.

Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save product. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of June 30, 2026, our personal lending products are also available over the phone or through our 125 retail locations, and 459 of our Lending as a Service partner locations.

Credit Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we verify income for all applicants and only approve loans that meet our ability-to-pay criteria. We charge fixed interest rates on our loans, which vary based on the amount disbursed, applicable state law, and other factors. As of June 30, 2026, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 35.4%, respectively. The average loan size for loans we originated during the three months ended June 30, 2026 was $3,365. As of June 30, 2026, we originated unsecured personal loans in 41 states, primarily through our partnership with Pathward, N.A. (“Pathward”).

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended June 30, 2026 was $6,585. As of June 30, 2026, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 45 months and 33.1%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $13.2 billion and helped our members save an average of more than $1,800 annually.

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

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the three months ended June 30, 2026 and 2025.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands of dollars)	2026	2025	2026	2025
Key Financial and Operating Metrics
Aggregate Originations	$487,747	$480,761	$904,660	$950,156
Portfolio Yield	33.3%	32.8%	32.7%	32.9%
30+ Day Delinquency Rate	4.0%	4.4%	4.0%	4.4%
Annualized Net Charge-Off Rate	12.0%	11.9%	12.3%	12.0%

Other Metrics
Managed Principal Balance at End of Period	$2,777,701	$2,939,765	$2,777,701	$2,939,765
Owned Principal Balance at End of Period	$2,613,384	$2,636,407	$2,613,384	$2,636,407
Average Daily Principal Balance	$2,642,958	$2,666,793	$2,682,049	$2,685,899

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $487.7 million for the three months ended June 30, 2026 from $480.8 million for the three months ended June 30, 2025, representing an 1.5% increase.

Aggregate Originations decreased to $904.7 million for the six months ended June 30, 2026 from $950.2 million for the six months ended June 30, 2025, representing an 4.8% decrease. The decrease is primarily driven by lower originations from new customers as a result of credit tightening in response to macro-economic and geopolitical factors.

Portfolio Yield

Portfolio yield increased to 33.3% for the three months ended June 30, 2026, from 32.8% for the three months ended June 30, 2025, and decreased to 32.7% for the six months ended June 30, 2026, from 32.9% for the six months ended June 30, 2025.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate improved to 4.0% from 4.4% as of June 30, 2026 and 2025, respectively

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate for the three months ended June 30, 2026 and 2025 was 12.0% and 11.9%, respectively, up 12 basis points. Higher costs for food, fuel, and rent along with macro-economic and geopolitical uncertainty have continued to put pressure on our members through June 30, 2026. The increase was also primarily attributable to a higher proportion of loans originated to new members during the first half of 2025.

Annualized Net Charge-Off Rate for the six months ended June 30, 2026 and 2025 was 12.3% and 12.0%, respectively, up 30 basis points. The increase was also primarily attributable to a higher proportion of loans originated to new members during the first half of 2025.

Historical Credit Performance

Due to credit tightening in response to the COVID-19 pandemic and government stimulus payments, our Annualized Net Charge-off Rate was 6.8% in 2021, lower than our historical norms. Our Annualized Net Charge-off Rate increased to 10.1% in 2022 primarily due the impact of historically high inflation, the cessation of COVID-19 stimulus payments and a higher mix of first-time borrowers in 2021 and the first half of 2022. In response to this increase, in the second half of 2022 and continuing throughout 2023 and 2024, we tightened our credit underwriting standards and focused lending towards returning members to improve credit outcomes. The Annualized Net Charge-Off Rate for the three months ended June 30, 2026 and 2025 was 12.0% and 11.9%, respectively; the increase was primarily attributable to a higher percentage of new loan disbursements in the fourth quarter of 2024 and the first and second quarters of 2025. On a dollar basis, for the three months ended June 30, 2026, Net Charge-offs increased by $0.1 million, while our Average Daily Principal Balance decreased by 0.9%, when compared to the three months ended June 30, 2025. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due.
*Numbers shown reflect year-to-date amounts for the six months ended June 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through June 30, 2026, divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2015, excluding loans originated from July 2017 to August 2020 and beginning December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement.

	Year of Origination
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Dollar weighted average original term for vintage in months	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6	33.7
Net lifetime loan losses as of June 30, 2026 as a percentage of original principal balance	8.0%	8.2%	9.8%	10.8%	9.0%	18.4%	22.4%*	15.7%*	9.8%*	2.1%*
Outstanding principal balance as of June 30, 2026 as a percentage of original amount disbursed	—%	—%	—%	—%	0.1%	0.6%	3.1%	15.6%	36.1%	78.0%
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2026	2025	2026	2025
Revenue
Interest income	$219,274	$218,281	$434,939	$438,502
Non-interest income	13,954	16,065	27,053	31,748
Total revenue	233,228	234,346	461,992	470,250
Less:
Interest expense	41,933	59,538	89,912	116,941
Total net decrease in fair value	(85,663)	(70,257)	(171,557)	(142,929)
Net revenue	105,632	104,551	200,523	210,380
Operating expenses:
Technology and facilities	32,293	36,649	66,433	73,086
Sales and marketing	17,593	18,077	33,542	37,959
Personnel	24,510	20,247	50,038	41,212
Outsourcing and professional fees	9,650	9,701	18,354	17,713
General, administrative and other	5,966	9,769	12,975	17,143
Total operating expenses	90,012	94,443	181,342	187,113
Income before taxes	15,620	10,108	19,181	23,267
Income tax expense	7,084	3,231	8,300	6,623
Net income	$8,536	$6,877	$10,881	$16,644

Total revenue

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue
Interest income	$219,274	$218,281	$993	0.5%	$434,939	$438,502	$(3,563)	(0.8)%
Non-interest income	13,954	16,065	(2,111)	(13.1)%	27,053	31,748	(4,695)	(14.8)%
Total revenue	$233,228	$234,346	$(1,118)	(0.5)%	$461,992	$470,250	$(8,258)	(1.8)%
Percentage of total revenue:
Interest income	94.0%	93.1%			94.1%	93.2%
Non-interest income	6.0%	6.9%			5.9%	6.8%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income increased by $1.0 million, or 0.5%, from $218.3 million for the three months ended June 30, 2025 to $219.3 million for the three months ended June 30, 2026.

Total interest income decreased by $3.6 million, or 0.8%, from $438.5 million for the six months ended June 30, 2025 to $434.9 million for the six months ended June 30, 2026. This decrease was primarily due to a decrease in portfolio yield of 22 basis points in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a reduction in billed interest, partially offset by an increase in origination fees.

Non-interest income. Total non-interest income decreased by $2.1 million, or 13.1%, from $16.1 million for the three months ended June 30, 2025 to $14.0 million for the three months ended June 30, 2026. This decrease is primarily due to a $2.1 million decrease in servicing fees related to our Pathward program.

Total non-interest income decreased by $4.7 million, or 14.8%, from $31.7 million for the six months ended June 30, 2025 to $27.1 million for the six months ended June 30, 2026. This decrease is primarily due to a $3.9 million decrease in servicing fees related to our Pathward program and $1.0 million decrease related to interest earned on our Set & Save product; this was partially offset by other factors.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest expense	$41,933	$59,538	$(17,605)	(29.6)%	$89,912	$116,941	$(27,029)	(23.1)%
Percentage of total revenue	18.0%	25.4%			19.5%	24.9%
Cost of Debt	6.3%	8.6%			6.7%	8.4%

Interest expense decreased by $17.6 million, or 29.6%, from $59.5 million for the three months ended June 30, 2025 to $41.9 million for the three months ended June 30, 2026. Our interest expense decrease is primarily due to a 228 basis point decrease in our Cost of Debt driven by improvements from revised cash flow estimates in our Asset-backed borrowings at amortized cost, reductions of higher-cost Asset-backed borrowings at amortized cost, and continued paydowns of the Corporate financing. Our Average Daily Debt Balance decreased from $2.78 billion for the three months ended June 30, 2025 to $2.67 billion for the three months ended June 30, 2026, a decrease of 4.1%.

Interest expense decreased by $27.0 million, or 23.1%, from $116.9 million for the six months ended June 30, 2025 to $89.9 million for the six months ended June 30, 2026. The decrease was driven by a 172 basis point decrease in our Cost of Debt, partially offset by a decline in our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.81 billion for the six months ended June 30, 2025 to $2.71 billion for the six months ended June 30, 2026, a decrease of 3.3%. The cost of debt has decreased primarily due to improvements from revised cash flow estimates in our Asset-backed borrowings at amortized cost, reduction of higher-cost and issuance of lower-cost Asset-backed borrowings at amortized cost, fewer draws on our Secured financing, and continued paydowns of the Corporate financing.

See Note 8, Borrowings, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further information on our Interest expense and our Secured financing and asset-backed notes.

Total net decrease in fair value

Total net decrease in fair value reflects changes in fair value of loans receivable held for investment and asset-backed notes at fair value on an aggregate basis and is based on a number of factors, including benchmark interest rates, credit spreads, remaining cumulative charge-offs and borrower payment rates. Increases in the fair value of loans increase Net Revenue. Conversely, decreases in the fair value of loans decrease Net Revenue. Increases in the fair value of asset-backed notes decrease Net Revenue. Decreases in the fair value of asset-backed notes increase Net Revenue. As of December 31, 2025, we also had a derivative instrument related to our bank partnership program with Pathward. Changes in the fair value of the derivative instrument are reflected in the total fair value mark-to-market adjustment below.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(5,588)	$9,087	$(14,675)	*	$(6,256)	$21,456	$(27,712)	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(1,029)	(3,371)	2,342	*	(2,458)	(11,256)	8,798	*
Fair value mark-to-market adjustment on derivatives	—	18	(18)	*	1,248	450	798	*
Total fair value mark-to-market adjustment	(6,617)	5,734	(12,351)	*	(7,466)	10,650	(18,116)	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(79,046)	(78,960)	(86)	*	(163,940)	(160,253)	(3,687)	*
Net settlements on derivative instruments	—	2,968	(2,968)	*	(151)	6,673	(6,824)	*
Total net decrease in fair value	$(85,663)	$(70,258)	$(15,405)	*	$(171,557)	$(142,930)	$(28,627)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(2.8)%	2.4%			(1.6)%	2.3%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(33.9)%	(33.7)%			(35.5)%	(34.1)%
Total net increase (decrease) in fair value	(36.7)%	(31.2)%			(37.1)%	(31.8)%
Discount rate	6.30%	7.03%			6.30%	7.03%
Remaining cumulative charge-offs	12.22%	11.96%			12.22%	11.96%
Average life in years	1.04	1.08			1.04	1.08
* Not meaningful

Net decrease in fair value for the three months ended June 30, 2026 was $85.7 million. This amount represents $79.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value and a total fair value mark-to-market decrease of $6.6 million. The total fair value mark-to-market adjustment consists of a $(5.6) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a increase in the discount rate from

6.24% as of March 31, 2026 to 6.30% as of June 30, 2026, partially offset by (b) an decrease in remaining cumulative charge-offs from 12.29% as of March 31, 2026 to 12.22% as of June 30, 2026. The $1.0 million mark-to-market loss on asset-backed notes is due to amortization of the principal balance and tighter credit spreads, partially offset by higher medium-term interest rates.

Net decrease in fair value for the three months ended June 30, 2025 was $70.3 million. This amount represents $79.0 million of charge-offs, net of recoveries on Loans Receivable at Fair Value, a total fair value mark-to-market increase of $5.7 million, and $3.0 million increase related to the Pathward excess interest. The total fair value mark-to-market adjustment consists of a $9.1 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in the discount rate from 7.69% as of March 31, 2025 to 7.03% as of June 30, 2025, partially offset by (b) an increase in remaining cumulative charge-offs from 11.83% as of March 31, 2025 to 11.96% as of June 30, 2025. The $3.4 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Net decrease in fair value for the six months ended June 30, 2026 was $171.6 million. This amount represents a total fair value mark-to-market decrease of $7.5 million, and $163.9 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $(6.3) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a increase in discount rate from 6.26% as of December 31, 2025 to 6.30% as of June 30, 2026, partially offset by (b) an decrease in remaining cumulative charge-offs from 12.28% as of December 31, 2025 to 12.22% as of June 30, 2026, and (c) a decrease in average life from 1.06 years as of December 31, 2025 to 1.04 years as of June 30, 2026. The $2.5 million mark-to-market loss on asset-backed notes is due amortization of the principal balance and tighter credit spreads, partially offset by higher medium-term interest rates.

Net decrease in fair value for the six months ended June 30, 2025 was $142.9 million. This amount represents a total fair value mark-to-market increase of $10.7 million, and $160.3 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment consists of a $21.5 million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) a decrease in discount rate from 7.92% as of December 31, 2024 to 7.03% as of June 30, 2025, partially offset by (b) an increase in remaining cumulative charge-offs from 11.68% as of December 31, 2024 to 11.96% as of June 30, 2025, and (c) a decrease in average life from 1.11 years as of December 31, 2024 to 1.08 years as of June 30, 2025. The $11.3 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Charge-offs, net of recoveries

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Total charge-offs, net of recoveries	$79,046	$78,960	$86	0.1%	$163,940	$160,253	$3,687	2.3%
Average Daily Principal Balance	$2,642,958	$2,666,793	$(23,835)	(0.9)%	$2,682,049	$2,685,899	$(3,850)	(0.1)%
Annualized Net Charge-Off Rate	12.0%	11.9%			12.3%	12.0%

Charge-Offs, net of recoveries increased by $0.1 million for the three months ended June 30, 2026 and increased by $3.7 million for the six months ended June 30, 2026. The Annualized Net Charge-Off Rate increase for the six months ended June 30, 2026 was primarily attributable to a higher percentage of new loan disbursements in the fourth quarter of 2024 and the first and second quarters of 2025. Consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due. We employ collection strategies and tools to help members make ongoing payments against their loans, with new efforts launched that: expanded the frequency and content of our digital and telephony communications; broadened eligibility for collection tools that help members address payment difficulties; and eased member access to those collection tools via new online and mobile app self-enrollment capability, supported by a new collections strategy system that enables centralized, faster, and more-targeted application of strategies.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Technology and facilities	$32,293	$36,649	$(4,356)	(11.9)%	$66,433	$73,086	$(6,653)	(9.1)%
Percentage of total revenue	13.8%	15.6%			14.4%	15.5%

Technology and facilities expense decreased by $4.4 million, or 11.9%, from $36.6 million for the three months ended June 30, 2025 to $32.3 million for the three months ended June 30, 2026. The decrease is primarily due to a $1.9 million decrease driven by reduced amortization costs in internally developed software, $1.5 million decrease in technology services and software costs, and $0.7 million decrease due to our strategy to lower contractor spending.

Technology and facilities expense decreased by $6.7 million, or 9.1%, from $73.1 million for the six months ended June 30, 2025 to $66.4 million for the six months ended June 30, 2026. The decrease is primarily due to a $5.1 million decrease primarily driven by reduced amortization and increased capitalization of costs relating to internally developed software and $1.2 million decrease due to our strategy to lower contractor spending.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$17,593	$18,077	$(484)	(2.7)%	$33,542	$37,959	$(4,417)	(11.6)%
Percentage of total revenue	7.5%	7.7%			7.3%	8.1%
Customer Acquisition Cost (“CAC”)	$127	$115	$12	10.4%	$130	$127	$3	2.4%

Sales and marketing expenses to acquire our members decreased by $0.5 million, or 2.7%, from $18.1 million for the three months ended June 30, 2025 to $17.6 million for the three months ended June 30, 2026. As a result of our decrease in number of loans originated, partially offset by our decrease in our Sales and marketing expense, during the three months ended June 30, 2026, our CAC increased by 10.4% from $115 for the three months ended June 30, 2025 to $127 for the three months ended June 30, 2026.

Sales and marketing expenses to acquire our members decreased by $4.4 million, or 11.6%, from $38.0 million for the six months ended June 30, 2025 to $33.5 million for the six months ended June 30, 2026. The decrease was primarily attributable to a decrease in our direct mail marketing and lower marketing analytic costs. Primarily as a result of our decrease in number of loans originated, partially offset by our decrease in our Sales and marketing expense, during the six months ended June 30, 2026, our CAC increased by 2.4% from $127 for the six months ended June 30, 2025 to $130 for the six months ended June 30, 2026.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Personnel	$24,510	$20,247	$4,263	21.1%	$50,038	$41,212	$8,826	21.4%
Percentage of total revenue	10.5%	8.6%			10.8%	8.8%

Personnel expense increased by $4.3 million, or 21.1%, from $20.2 million for the three months ended June 30, 2025 to $24.5 million for the three months ended June 30, 2026, primarily due to executive transition costs and increased wages, salaries, bonuses.

Personnel expense increased by $8.8 million, or 21.4%, from $41.2 million for the six months ended June 30, 2025 to $50.0 million for the six months ended June 30, 2026, primarily due to executive transition costs and increased wages, salaries, and bonuses driven by increased headcount related to internal collections.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Outsourcing and professional fees	$9,650	$9,701	$(51)	(0.5)%	$18,354	$17,713	$641	3.6%
Percentage of total revenue	4.1%	4.1%			4.0%	3.8%

Outsourcing and professional fees decreased by $0.1 million, or 0.5%, from the three months ended June 30, 2025 to the three months ended June 30, 2026.

Outsourcing and professional fees increased by $0.6 million, or 3.6%, from $17.7 million for the six months ended June 30, 2025 to $18.4 million for the six months ended June 30, 2026. The increase is primarily attributable to a $1.0 million increase in professional services primarily relating to CEO search and $0.6 million increase in debt recovery and court filing fees; partially offset by $1.0 million decrease in debt financing fees.

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

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
General, administrative and other	$5,966	$9,769	$(3,803)	(38.9)%	$12,975	$17,143	$(4,168)	(24.3)%
Percentage of total revenue	2.6%	4.2%			2.8%	3.6%

General, administrative and other expense decreased by $3.8 million, or 38.9%, from $9.8 million for the three months ended June 30, 2025 to $6.0 million for the three months ended June 30, 2026, primarily due to a $2.4 million decrease related to shareholder activism expenses and $0.8 million decrease in fees paid from loan purchases as part of our bank partnership program.

General, administrative and other expense decreased by $4.2 million, or 24.3%, from $17.1 million for the six months ended June 30, 2025 to $13.0 million for the six months ended June 30, 2026, primarily due to a $2.5 million decrease related to shareholder activism expenses and $1.5 million decrease in fees paid from loan purchases as part of our bank partnership program.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended June 30, 2026 and 2025, we recognized tax expense attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended June 30,		Period-to-period Change		Six Months Ended June 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Income tax expense	$7,084	$3,231	$3,853	119.3%	$8,300	$6,623	$1,677	25.3%
Percentage of total revenue	3.0%	1.4%			1.8%	1.4%
Effective tax rate	45.4%	32.0%			43.3%	28.5%

Income tax expense increased by $3.9 million or 119%, from $3.2 million for the three months ended June 30, 2025 to $7.1 million for the three months ended June 30, 2026, primarily due to higher pre-tax income, resolving a state tax settlement, and increasing the reserve for unrecognized tax benefits.

Income tax expense increased by $1.7 million or 25%, from $6.6 million for the six months ended June 30, 2025 to $8.3 million for the six months ended June 30, 2026, primarily due to resolving a state tax settlement and increasing the reserve for unrecognized tax benefits.

Valuation Allowance. As of June 30, 2026, we have $61.3 million of U.S. net deferred tax assets, of which $58.7 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$(5,588)	$9,087	$(6,256)	$21,456
Fair value mark-to-market adjustment on asset-backed notes	(1,029)	(3,371)	(2,458)	(11,256)
Fair value mark-to-market adjustment on derivatives	—	18	$1,248	$450
Total fair value mark-to-market adjustment	$(6,617)	$5,734	$(7,466)	$10,650
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA (in thousands)	2026	2025	2026	2025
Net income	$8,536	$6,877	$10,881	$16,644
Adjustments:
Income tax expense	7,084	3,231	8,300	6,623
Interest on corporate financing	5,992	9,437	12,962	19,166
Depreciation and amortization	8,823	10,715	17,823	21,783
Stock-based compensation expense	2,554	2,708	5,522	5,539
Other non-recurring charges	8,958	3,956	14,970	5,618
Fair value mark-to-market adjustment	6,617	(5,734)	7,466	(10,650)
Adjusted EBITDA	$48,564	$31,190	$77,924	$64,723

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

•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value.

The following table presents a reconciliation of net income to Adjusted Net Income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income (in thousands)	2026	2025	2026	2025
Net income	$8,536	$6,877	$10,881	$16,644
Adjustments:
Income tax expense	7,084	3,231	8,300	6,623
Stock-based compensation expense	2,554	2,708	5,522	5,539
Other non-recurring charges	8,958	3,956	14,970	5,618
Mark-to-market adjustment on asset-backed notes	1,029	3,371	2,458	11,256
Adjusted income before taxes	28,161	20,143	42,131	45,680
Normalized income tax expense	7,603	5,439	11,375	12,334
Adjusted Net Income	$20,558	$14,704	$30,756	$33,346
Income tax rate	27.0%	27.0%	27.0%	27.0%
(1) Income tax rate for the three and six months ended June 30, 2026 and 2025 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings Per Share is a non-GAAP financial measure that allows management, investors, and our Board to evaluate the operating results, operating trends, and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and six months ended June 30, 2026 and 2025. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Diluted earnings per share	$0.17	$0.14	$0.22	$0.35
Adjusted EPS
Adjusted Net Income	$20,558	$14,704	$30,756	$33,346

Basic weighted-average common shares outstanding	48,419,607	46,571,524	47,930,598	46,037,084
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	976,417	1,321,648	1,019,512	1,431,371
Diluted adjusted weighted-average common shares outstanding	49,396,024	47,893,172	48,950,110	47,468,455
Adjusted Earnings Per Share	$0.42	$0.31	$0.63	$0.70

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and six months ended June 30, 2026 and 2025. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Return on Equity	8.5%	7.4%	5.5%	9.2%
Adjusted Return on Equity
Adjusted Net Income	$20,558	$14,704	$30,756	$33,346
Average stockholders' equity	$401,708	$371,044	$398,608	$364,899
Adjusted Return on Equity	20.5%	15.9%	15.6%	18.4%

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

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three and six months ended June 30, 2026 and 2025:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating Expense Ratio	13.7%	14.2%	13.6%	14.0%
Adjusted Operating Expense Ratio
Total operating expense	90,012	94,443	181,342	187,113
Stock-based compensation expense	(2,554)	(2,708)	(5,522)	(5,539)
Other non-recurring charges	(3,330)	(3,181)	(6,454)	(4,106)
Total adjusted operating expenses	$84,128	$88,554	$169,366	$177,468

Average Daily Principal Balance	$2,642,958	$2,666,793	$2,682,049	$2,685,899

Adjusted Operating Expense Ratio	12.8%	13.3%	12.7%	13.3%

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

The following table summarizes our total liquidity reserves:

	June 30, 2026
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$139,590	N/A	$139,590
Restricted cash	72,839	N/A	72,839
Secured financing	1,189,091	308,620	880,471
Whole loan forward flow agreements	50,000	29,568	20,432
Total liquidity	$1,451,520	$338,188	$1,113,332

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash, cash equivalents and restricted cash	$212,429	$228,222
Cash provided by (used in)
Operating activities	213,044	205,505
Investing activities	(42,141)	(107,862)
Financing activities	(157,408)	(84,046)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $213.0 million and $205.5 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, fair value adjustments, net, origination fees for loans at fair value, net, gain on loan sales, stock-based compensation expense and deferred tax provision, net, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $7.5 million increase in our net cash provided by operating activities is primarily driven by a $28.6 million increase in our fair value adjustment, net, $13.6 million increase in our origination fees for Loans Receivable at Fair Value, net, and $20.5 million increase in our originations of loans sold and held for sale. These were partially offset by $22.3 million decrease due to proceeds from the sale of loans, a $5.8 million decrease in our net income, $12.8 million decrease relating to our change in other assets and other liabilities, and $14.9 million decrease in relating to Asset-Backed Borrowings at Amortized Cost.

Investing Activities

Our net cash used in investing activities was $42.1 million for the six months ended June 30, 2026 and net cash used in investing activities was $107.9 million for the six months ended June 30, 2025. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by investing activities is primarily due to $88.1 million less in originations and purchases of loans held for investment. This was partially offset by $21.7 million lower loan repayments.

Financing Activities

Our net cash used in financing activities was $157.4 million and $84.0 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, net cash used in financing activities was primarily driven by amortization payments on our Asset-backed borrowings at amortized cost, asset-backed notes at fair value, and repayments on our Corporate financing; partially offset by borrowings under our Asset-backed borrowings at amortized cost, net borrowings on our secured financing, and net payments related to stock-based activities.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of June 30, 2026, we had $2.1 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of June 30, 2026, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of June 30, 2026, we maintained five secured warehouse financing facilities with aggregate commitments of approximately $1,189.1 million and approximately $880.5 million of contractual undrawn capacity. The facilities have staggered revolving periods extending through 2029, and during the second quarter of 2026, we entered into the PLW V Facility, which has a final maturity in 2030. Borrowings under the facilities generally bear interest at floating rates based on Term SOFR and are secured by eligible personal loan receivables. Availability under the facilities is subject to borrowing-base limitations, collateral eligibility and concentration requirements, performance triggers, covenants and other customary conditions; accordingly, actual borrowing availability may be less than contractual undrawn capacity. See Note 8, Borrowings, for additional information regarding our secured financings.

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

On August 3, 2023 and April 26, 2024, we entered into separate forward flow whole loan sale agreements with institutional investors to sell up to $400.0 million and $150.0 million of personal loan originations, respectively. No loans were transferred under either agreement during the six months ended June 30, 2026, as our sale commitments had been previously satisfied, but we do continue to service any loans transferred. Although each arrangement is structured as a whole loan sale and we would continue to service any loans transferred, the transfers do not qualify as sales for accounting purposes. As a result, the related loan assets remain on our balance sheet and the cash proceeds are recorded as secured borrowings within asset-backed borrowings at amortized cost, with interest expense recognized over the term.

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

Under the Credit Agreement, we were required to repay a combined $12.5 million and $27.5 million of the Term Loan, prior to July 31, 2025 and January 31, 2026, respectively. As of June 30, 2026, we have fully repaid the required $12.5 million and $27.5 million of principal. In addition, the Company made additional prepayments of $20 million, not subject to a prepayment premium, and $10 million subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium. As of December 31, 2025, the Company has made a total of $30.0 million of voluntary prepayments of principal, along with a total of $0.5 million in prepayment premiums. During the second quarter of 2026, we made additional voluntary prepayments of $30.0 million, which were subject to prepayment penalties totaling $1.5 million.

As of June 30, 2026, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured financing and Corporate financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans receivables, including non-performing loans originated as held for investment. For the six months ended June 30, 2026, we did not sell any such loans. For further information of these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The originations of loans sold and held for sale during the six months ended June 30, 2026 were $51.7 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Bank Partnership Program and Servicing Agreement

On June 30, 2026, through our subsidiary Oportun, Inc., we entered into a Program Management Agreement with Column National Association, a national banking association, establishing a new bank partnership lending program. Under the agreement, Column may originate certain unsecured personal loans for consumers in select states, and we will provide the platform and related services, including marketing, application processing, fraud-prevention, servicing and program-administration services, subject to Column’s oversight and control and compliance with applicable law. The agreement permits us to purchase loans originated by Column, other than loans retained by Column, and includes certain exclusivity, compliance, oversight, audit, reporting, reserve, information-security, indemnification, termination and wind-down provisions. The agreement has an initial term of four years and renews automatically for successive one-year periods unless either party provides timely notice of non-renewal.

On August 11, 2020 we entered into a bank partnership program with Pathward, N.A., which was subsequently amended and restated, effective August 11, 2025. Under the program, we were obligated to purchase an increasing percentage of loans originated by Pathward, N.A. based on thresholds specified in the agreements. Per our September 26, 2025 agreement, we purchase 100% of Pathward originated loans and have purchased all loans previously owned by Pathward.

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

We are required to continuously develop and adapt our operations, systems, and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and planned business operations. Although we have experienced rapid growth in our business and operations in the past, many economic and other factors outside of our control, including general economic and market conditions, public health outbreaks, consumer and commercial credit availability, the imposition of tariffs and other non-tariff trade barriers, increased energy and commodity price volatility, inflation, fluctuating interest rates, unemployment, and consumer debt levels, may adversely affect our ability to sustain revenue growth consistent with recent history and we cannot assure you that our business will grow at our historical growth rates. In addition, in the past, the growth and expansion of our business has placed significant demands on our management, operational, risk management, technology, marketing, compliance and finance and accounting infrastructure, and resulted in increased expenses, and we may not be able to increase our revenue sufficiently to offset such higher expenses. Overall revenue growth depends on a number of factors, including our ability to increase the origination volume of our products and services, attract new members and retain existing members, build our brand, manage our remote-first workforce, all while managing our business systems, operations and expenses. If we are unable to accomplish these tasks, our future growth may be harmed.

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

As of June 30, 2026, we relied on Pathward to originate a substantial portion of our loan originations, with the remaining loans being originated directly by us under our lending and servicing licenses across 2 states in the United States. In the three months ended June 30, 2026 and 2025, Pathward originated approximately 99% and 97% of aggregate personal loan originations, respectively.

In 2025, we entered into an amended and restated program agreement to extend our partnership with Pathward through 2029, which replaced the prior agreement in its entirety and governs the ongoing terms of our relationship. The amended and restated program agreement has an initial term of four years and will automatically renew for successive two-year periods following the initial four-year term, unless either party provides notice of its intent to not renew.

We or Pathward may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control. If our bank partnership arrangement with Pathward were to be suspended or limited, including a reduction in the volume of loans that Pathward chooses to originate, or if Pathward ceased its operations or otherwise terminated its relationship with us, our business, financial condition and results of operations would be adversely affected. If we need to enter into alternative arrangements with a different bank to replace or supplement our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all and transitioning loan originations to a new bank may result in delays in the issuance of new loans. In addition, if we are unable to enter into an alternative arrangement with a different bank to fully replace or supplement our relationship with Pathward, we would potentially need to obtain additional state licenses to enable us to originate loans directly in the states where Pathward originates loans, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. For a further discussion of the risks and regulations applicable to our bank partnership with Pathward, see “Risk Factors—Our bank partnership products may lead to regulatory risk and may increase our regulatory burden, —We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business, —Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of June 30, 2026 and 2025, members with repeat loans comprised 80% and 77%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 87% of our total assets and our Asset-backed notes at Fair Value represented 5% of our total liabilities as of June 30, 2026. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of our members and potential members. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, technological errors or outages, and cybersecurity risks. Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses, ransomware or other malware, and cyber-attacks that could obtain or disclose confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and infiltration, exfiltration or other similar events. Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and escalation of hostilities in the Middle East. We have seen, and will continue to see, industry-wide vulnerabilities, which could affect our or other parties’ systems. We also have incorporated A.I. technologies into our platform, and may continue to incorporate additional A.I. technologies into our platform in the future. Our use of A.I. technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, certain A.I. technologies may be used to identify and exploit security vulnerabilities, and otherwise may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents and of more impactful security breaches and incidents.

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

As of June 30, 2026, 35.7%, 26.6%, 12.4%, 6.7% and 4.9% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

As of June 30, 2026, we had 1,528 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 200 employees as of June 30, 2026. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

Hello Digit, Inc. (“Digit”) received a CID from the CFPB in June 2020. The CID was disclosed and discussed during the acquisition process. The stated purpose of the CID was to determine whether Digit, in connection with offering its products or services, misrepresented the terms, conditions, or costs of the products or services in a manner that is unfair, deceptive, or abusive. While the Company believes that the business practices of the Company, including Digit, have been in full compliance with applicable laws, in the interest of resolving this matter, on August 11, 2022, Digit agreed to a consent order with the CFPB resolving such CID.

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

We currently have bank partnership programs with Pathward and Column banks to offer unsecured personal loans, secured personal loans, and provide deposit accounts, and other transaction services to our members. State and federal agencies have broad discretion in their interpretation of laws and their interpretation of requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. States are also introducing and passing legislation designed to examine these programs by defining who has the “predominant economic interest” in the loan transaction and prohibiting such entity from collecting interest and fees above state mandated caps. In addition, as a result of our bank partnerships, prudential bank regulators with supervisory authority over our partners have the ability to regulate aspects of our business. There has also been significant recent government enforcement action and litigation challenging the validity of such arrangements for lending products, including disputes seeking to recharacterize lending transactions on the basis that the non-bank party rather than the bank is the “true lender” or “de facto lender”, and in case law challenging the “valid when made” doctrine, which holds that based on federal preemption, state interest rate limitations are not applicable in the context of certain bank-non-bank partnership arrangements.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 19,222,629 shares for issuance under our 2019 Equity Incentive Plan with 10,782,817 shares, net of vested and exercised shares, remaining available for issuance, 3,076,776 shares for issuance under our 2019 Employee Stock Purchase Plan, and 2,305,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 1,784,444 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our common stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2026, warrants to purchase 2,588,375 shares of our common stock issued in connection with our Corporate financing, remain outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

As of December 31, 2025, we had federal net operating loss carryforwards of $150.9 million, all of which carry forward indefinitely. Additionally, we had state net operating loss carryforwards of $136.8 million which are set to begin expiring in 2031. As of December 31, 2025, we had federal and California research and development tax credit carryforwards of $19.6 million and $8.4 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2041, and the California research and development tax credits are not subject to expiration. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that some of our existing carryforwards could expire unused or may be unavailable to fully offset future income tax liabilities, which could adversely affect our results of operations. Other limitations may also apply under state law. For example, California legislation limits the use of state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards and tax credits, even if we attain profitability.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Expense Ratio	Total operating expenses divided by Average Daily Principal Balance
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facilities, collateralized by unsecured personal loans and secured personal loans. Included as "Secured financing" on the Condensed Consolidated Balance Sheets (Unaudited).
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured financing	Asset-backed revolving debt facilities, including the PLW facilities that are collateralized by unsecured personal loans and secured personal loans
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+*^	Offer Letter with Doug Bland, dated April 15, 2026	8-K	001-39050	10.1	4/17/2026
10.2+	Amended and Restated 2021 Inducement Equity Incentive Plan, and Form of RSU Award Agreement	8-K	001-39050	10.2	4/17/2026
10.3+	Form of Performance-Based RSU Award Agreement under the Amended and Restated 2021 Inducement Equity Incentive Plan	8-K	001-39050	10.3	4/17/2026
10.4+	Office of CEO Employment Letter with Gaurav Rana, dated April 4, 2026	10-Q	001-39050	10.5	5/8/2026
10.5+	Office of CEO Employment Letter with Kathleen Layton, dated April 4, 2026	10-Q	001-39050	10.6	5/8/2026
10.6+	Transition Agreement with Patrick Kirscht dated June 15, 2026	8-K	001-39050	10.1	6/18/2026
10.7+^	Offer Letter with Sean Rowles dated June 13, 2026	8-K	001-39050	10.2	6/18/2026
10.8	Letter Agreement, dated June 22, 2026, between Oportun Financial Corporation, Bradley L. Radoff and The Radoff Family Foundation	8-K	001-39050	10.1	6/24/2026
10.9*^	Program Management Agreement dated as of June 30, 2026 by and between Column National Association and Oportun, Inc.					x
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Principal Accounting Officer and SVP, Finance - Controller of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	August 5, 2026	By:	/s/ Joseph Schueller
Joseph Schueller
Senior Vice President, Finance – Controller
(Principal Financial Officer, Principal Accounting Officer and duly authorized signatory of the Registrant)