Form 10-Q
period 2026-09-30
Oportun Financial Corp
filed 2026-11-04
CIK 1538716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of October 29, 2026 was 46,079,819.

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$181,174	$105,525
Restricted cash	77,182	93,409
Loans receivable at fair value	2,795,455	2,874,092
Capitalized software and other intangibles, net	64,200	71,698
Right of use assets - operating	10,663	9,441
Other assets	85,105	103,691
Total assets	$3,213,779	$3,257,856

Liabilities and stockholders' equity
Liabilities
Secured financing	$449,718	$199,384
Asset-backed notes at fair value	93,464	263,799
Asset-backed borrowings at amortized cost	2,039,004	2,192,649
Corporate financing	121,151	143,663
Lease liabilities	11,319	11,468
Other liabilities	65,684	56,811
Total liabilities	2,780,340	2,867,774
Stockholders' equity
Common stock, $0.0001 par value - 1,000,000,000 shares authorized at September 30, 2026 and December 31, 2025; 46,351,842 shares issued and 46,079,819 shares outstanding at September 30, 2026; 44,709,065 shares issued and 44,437,042 shares outstanding at December 31, 2025	8	8
Common stock, additional paid-in capital	633,213	623,668
Accumulated deficit	(193,473)	(227,285)
Treasury stock at cost, 272,023 shares at September 30, 2026 and December 31, 2025	(6,309)	(6,309)
Total stockholders’ equity	433,439	390,082
Total liabilities and stockholders' equity	$3,213,779	$3,257,856
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Interest income	$231,436	$222,340	$666,375	$660,842
Non-interest income	14,841	16,348	41,894	48,096
Total revenue	246,277	238,688	708,269	708,938
Less:
Interest expense	41,130	56,620	131,042	173,561
Net decrease in fair value	(78,582)	(77,018)	(250,139)	(219,947)
Net revenue	126,565	105,050	327,088	315,430

Operating expenses:
Technology and facilities	32,150	35,380	98,583	108,466
Sales and marketing	21,127	16,502	54,669	54,461
Personnel	26,108	19,015	76,146	60,227
Outsourcing and professional fees	10,415	9,405	28,769	27,118
General, administrative and other	2,181	10,504	15,156	27,647
Total operating expenses	91,981	90,806	273,323	277,919

Income before taxes	34,584	14,244	53,765	37,511
Income tax expense	11,653	9,046	19,953	15,669
Net income	$22,931	$5,198	$33,812	$21,842

Net income attributable to common stockholders	$22,931	$5,198	$33,812	$21,842

Share data:
Earnings per share:
Basic	$0.47	$0.11	$0.70	$0.47
Diluted	$0.45	$0.11	$0.68	$0.46
Weighted average common shares outstanding:
Basic	48,589,563	46,711,134	48,152,671	46,264,236
Diluted	50,984,296	48,310,110	49,630,590	47,751,476
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

For the Nine Months Ended September 30, 2026
	Warrants		Common Stock
	Shares	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance – January 1, 2026	2,682,788	$11,150	44,437,042	$8	$612,518	$(227,285)	$(6,309)	$390,082
Stock-based compensation expense	—	—	—	—	4,321	—	—	4,321
Vesting of restricted stock units, net of shares withheld	—	—	1,165,749	—	(465)	—	—	(465)
Net income	—	—	—	—	—	2,345	—	2,345
Balance – March 31, 2026	2,682,788	$11,150	45,602,791	$8	$616,374	$(224,940)	$(6,309)	$396,283

Stock-based compensation expense	—	—	—	—	3,110	—	—	3,110
Vesting of restricted stock units, net of shares withheld	—	—	252,829	—	(797)	—	—	(797)
Issuance of common stock upon exercise of warrants	(94,413)	(492)	94,413	—	493	—	—	1
Net income	—	—	—	—	—	8,536	—	8,536
Balance – June 30, 2026	2,588,375	$10,658	45,950,033	$8	$619,180	$(216,404)	$(6,309)	$407,133

Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	3,714	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	3,425	—	—	3,425
Vesting of restricted stock units, net of shares withheld	—	—	126,072	—	(71)	—	—	(71)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	22,931	—	22,931
Balance – September 30, 2026	2,588,375	$10,658	46,079,819	$8	$622,555	$(193,473)	$(6,309)	$433,439
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

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$33,812	$21,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,655	31,943
Fair value adjustment, net	250,139	219,947
Origination fees for loans receivable at fair value, net	(21,623)	(29,317)
Gain on loan sales	(4,174)	(4,447)
Stock-based compensation expense	10,349	8,027
Other, net	22,998	40,771
Originations of loans sold and held for sale	(88,198)	(110,333)
Proceeds from sale of loans	92,372	116,320
Changes in operating assets and liabilities	9,624	9,793
Net cash provided by operating activities	331,954	304,546
Cash flows from investing activities
Originations and purchases of loans held for investment	(1,120,575)	(1,195,252)
Repayments of loan principal	971,458	1,033,404
Capitalization of system development costs	(18,511)	(18,128)
Other, net	(422)	(516)
Net cash used in investing activities	(168,050)	(180,492)
Cash flows from financing activities
Borrowings under secured financing	312,965	801,049
Repayments of secured financing	(64,113)	(1,174,446)
Repayments of asset-backed notes at fair value	(173,537)	(743,711)
Borrowings under asset-backed borrowings at amortized cost	482,702	1,393,006
Repayments of asset-backed borrowings at amortized cost	(631,154)	(355,256)
Repayments of corporate financing	(30,000)	(33,759)
Payments of deferred financing costs	(34)	(1,207)
Net payments related to stock-based activities	(1,311)	(399)
Net cash used in financing activities	(104,482)	(114,723)
Net increase in cash and cash equivalents and restricted cash	59,422	9,331
Cash and cash equivalents and restricted cash, beginning of period	198,934	214,625
Cash and cash equivalents and restricted cash, end of period	$258,356	$223,956

Supplemental disclosure of cash flow information
Cash and cash equivalents	$181,174	$104,611
Restricted cash	77,182	119,345
Total cash and cash equivalents and restricted cash	$258,356	$223,956

Cash paid for income taxes, net of refunds	$6,396	$1,781
Cash paid for interest	$133,163	$147,602
Cash paid for amounts included in the measurement of operating lease liabilities	$5,102	$8,400
Supplemental disclosures of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$4,272	$2,836
Non-cash investments in capitalized assets	$355	$575
Non-cash financing activities	$23,135	$46,910
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

OPORTUN FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

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

Recently Adopted Accounting Standards

There have been no accounting standards adopted during the three months ended September 30, 2026.

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

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$22,931	$5,198	$33,812	$21,842
Net income attributable to common stockholders	$22,931	$5,198	$33,812	$21,842

Basic weighted-average common shares outstanding (1)	48,589,563	46,711,134	48,152,671	46,264,236
Weighted average effect of dilutive securities:
Restricted stock units	2,394,733	1,598,976	1,477,919	1,487,240
Diluted weighted-average common shares outstanding	50,984,296	48,310,110	49,630,590	47,751,476

Earnings per share:
Basic	$0.47	$0.11	$0.70	$0.47
Diluted	$0.45	$0.11	$0.68	$0.46
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

The following common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,041,862	1,547,216	1,292,543	1,694,614
Restricted stock units	305,292	1,434,238	558,055	1,310,422
Total anti-dilutive common share equivalents	1,347,154	2,981,454	1,850,598	3,005,036

4.	Variable Interest Entities

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

The following table represents the assets and liabilities of consolidated VIEs recorded on the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	September 30,	December 31,
(in thousands)	2026	2025
Consolidated VIE assets
Restricted cash	$67,252	$85,767
Loans Receivable at Fair Value	2,699,287	2,621,339
Total VIE assets	2,766,539	2,707,106
Consolidated VIE liabilities
Secured financing (1)	453,686	204,833
Asset-backed notes at fair value	93,464	263,799
Asset-backed borrowings at amortized cost	1,936,930	1,947,937
Total VIE liabilities	$2,484,080	$2,416,569
(1) Amounts exclude deferred financing costs. See Note 8, Borrowings for additional information.

5.	Loans Held for Sale and Loans Sold

Other Loan Sales - From time to time the Company has entered into agreements to sell certain populations of its personal loans, including non-performing loans originated as held for investment. Prior to the sale, the sold loans are accounted for under the fair value option. The loan sales qualify for sale accounting treatment and the Company derecognizes these loans from its Condensed Consolidated Balance Sheets (Unaudited) upon sale.

Whole Loan Sale Program ‑ The Company enters into whole loan sale agreements with third parties in which the Company agrees to sell newly originated unsecured personal loans and secured personal loans. The originations of loans sold and held for sale during the three months ended September 30, 2026 was $36.5 million and the Company recorded a gain on sale of $1.4 million and servicing revenue of $1.5 million. The originations of loans sold and held for sale during the three months ended September 30, 2025 was $38.1 million and the Company recorded a gain on sale of $1.5 million and servicing revenue of $1.9 million.

The originations of loans sold and held for sale during the nine months ended September 30, 2026 was $88.2 million and the Company recorded a gain on sale of $4.2 million and servicing revenue of $4.7 million. The originations of loans sold and held for sale during the nine months ended September 30, 2025 was $110.3 million and the Company recorded a gain on sale of $4.4 million and servicing revenue of $5.4 million.

6.	Capitalized Software and Other Intangibles

Capitalized software, net consists of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Capitalized software, net:
System development costs	$215,122	$197,130
Acquired developed technology	48,500	48,500
Accumulated amortization	(210,737)	(188,933)
Total capitalized software, net	$52,885	$56,697

Capitalized software, net

Amortization of system development costs and acquired developed technology for the three months ended September 30, 2026 and 2025 was $7.3 million and $8.5 million, respectively. System development costs capitalized in the three months ended September 30, 2026 and 2025 were $5.9 million and $6.3 million, respectively.

Amortization of system development costs and acquired developed technology for the nine months ended September 30, 2026 and 2025 was $22.2 million and $26.8 million, respectively. System development costs capitalized in the nine months ended September 30, 2026 and 2025 were $18.8 million and $18.7 million, respectively.

Acquired developed technology was $48.5 million and is related to the acquisition of Hello Digit, Inc. on December 22, 2021.

Intangible Assets

The gross carrying amount and accumulated amortization, in total and by major intangible asset class are as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Intangible assets:
Member relationships	$34,500	$34,500
Trademarks	5,626	5,626
Other	3,000	3,000
Accumulated amortization	(31,811)	(28,125)
Total intangible assets, net	$11,315	$15,001

Amortization of intangible assets was $1.2 million for each of the three months ended September 30, 2026 and 2025. Amortization of intangible assets was $3.7 million for each of the nine months ended September 30, 2026 and 2025.

Expected future amortization expense for intangible assets as of September 30, 2026 is as follows:

(in thousands)	Fiscal Years
2026 (remaining three months)	$1,243
2027	4,929
2028	4,780
Thereafter	—
Total (1)	$10,952
(1) Excludes indefinite lived intangible assets.

7.	Other Assets

Other assets consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Fixed assets
Total fixed assets	$41,504	$41,355
Accumulated depreciation	(39,773)	(39,282)
Total fixed assets, net	$1,731	$2,073

Other Assets
Prepaid expenses	$9,852	$11,647
Deferred tax assets, net	52,412	68,111
Current tax assets	3,844	3,391
Receivable from banking partner	4,828	4,686
Derivative asset	—	(1,249)
Other	12,438	15,032
Total other assets	$85,105	$103,691

Fixed Assets

Depreciation and amortization expense related to fixed assets for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.4 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $0.8 million, and $1.5 million, respectively.

8.	Borrowings

Secured Financing

The following table presents information regarding the Company's Secured Financing facilities:

			September 30, 2026	December 31, 2025
Variable Interest Entity	Facility Amount	Maturity Date	Balance	Balance
(in thousands)
Oportun PLW Trust	$367,741	September 1, 2028	$82,339	$73,078
Oportun PLW II Trust	337,100	August 1, 2028	165,357	68,916
Oportun PLW III Trust	187,500	April 1, 2028	65,179	35,051
Oportun PLW IV Trust	246,750	October 1, 2029	136,843	22,339
Oportun PLW V Trust	50,000	July 1, 2030	—	—
Total secured financing	$1,189,091		$449,718	$199,384
Weighted average interest rate of the Secured financing facilities is SOFR + 2.89% as of September 30, 2026

Asset-backed Notes at Fair Value

The following tables present information regarding asset-backed notes at fair value:

	September 30, 2026
Variable Interest Entity(3)	Initial amount issued (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$64,367	$78,846	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	29,097	42,572	2.05%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$93,464	$121,418

	December 31, 2025
Variable Interest Entity(3)	Initial amount issued (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate	Original revolving period
(in thousands)
Asset-backed notes recorded at fair value:
Oportun Issuance Trust (Series 2021-C)	$500,000	$512,762	$167,214	$184,737	2.48%	3 years
Oportun Issuance Trust (Series 2021-B)	500,000	512,759	96,585	112,148	2.06%	3 years
Total asset-backed notes recorded at fair value	$1,000,000	$1,025,521	$263,799	$296,885
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

Asset-backed Borrowings at Amortized Cost

The following table represents information regarding the Company's asset-backed notes and asset-backed borrowings at amortized cost:

	September 30, 2026
Asset-backed borrowings at amortized cost(5)	Initial amount (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2026-A	$484,990	$502,450	$482,893	$508,929	5.25%	2 years
Oportun Issuance Trust 2025-D	441,225	452,206	439,126	457,978	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	536,243	559,759	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	437,596	456,602	5.57%	2 years
Oportun Issuance Trust 2024-2	223,250	236,119	41,072	49,509	10.47%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	102,074	91,365	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,127,205	$2,194,269	$2,039,004	$2,124,142

	December 31, 2025
Asset-backed borrowings at amortized cost(5)	Initial amount (1)	Initial collateral balance(2)	Current balance (1)	Current collateral balance (2)	Weighted average interest rate(3)	Original revolving period
(in thousands)
Oportun Issuance Trust 2025-D	$441,225	$452,206	$438,410	$461,986	5.69%	2 years
Oportun Issuance Trust 2025-C	538,490	552,692	535,394	559,689	5.23%	2 years
Oportun Issuance Trust 2025-B	439,250	450,802	436,850	456,345	5.57%	2 years
Oportun Issuance Trust 2025-A	425,107	439,775	422,580	445,314	6.15%	1 year
Oportun Issuance Trust 2024-2	223,250	236,119	86,077	102,446	8.34%	N/A
Oportun Issuance Trust 2024-1	199,500	211,002	28,626	33,842	12.07%	N/A
Other Asset Backed Borrowings (4)	N/A	N/A	244,712	222,865	N/A	N/A
Total asset-backed borrowings at amortized cost:	$2,266,822	$2,342,596	$2,192,649	$2,282,487

(1)Initial amount issued includes any notes retained by the Company as applicable. The current balances are measured at amortized cost.
(2)Includes the unpaid principal balance of loans receivable, the balance of required reserve funds, cash, cash equivalents and restricted cash pledged by the Company.
(3)Weighted average interest rate excludes notes retained by the Company. There were no notes retained by the Company as of September 30, 2026.
(4)Consists of forward flow whole loan sales that do not qualify as sales for accounting purposes.
(5)Maturity dates for asset-backed borrowings at amortized cost are not reflected in the above tables as the related securitizations provide for variable monthly repayments that may result in repayment prior to the stated maturity dates.

Corporate Financing

The following table presents information regarding the Company's Corporate financing:

				September 30, 2026	December 31, 2025
Entity	Original Balance	Maturity Date	Interest Rate	Balance (1)	Balance (1)
(in thousands)
Oportun Financial Corporation	235,000	November 14, 2028	15.00% per annum	121,151	143,663
Total Corporate Financing	$235,000			$121,151	$143,663
(1)Balances are measured at amortized cost. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $135.0 million and $165.0 million, respectively.

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

Debt Covenants - As of September 30, 2026, and December 31, 2025, the Company was in compliance with all covenants and requirements of the Secured financing, Corporate financing facilities and asset-backed notes.

9.	Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Accounts payable	$6,898	$6,273
Accrued compensation	32,174	23,174
Accrued expenses	7,827	7,054
Accrued interest	11,131	11,164
Amount due to whole loan buyer	994	1,400
Current tax liabilities	2,618	4,055
Other	4,042	3,691
Total other liabilities	$65,684	$56,811

10.	Stockholders' Equity

Preferred Stock - The board of directors of the Company (the “Board”) has the authority, without further action by the Company's stockholders, to issue up to 100,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. There were no shares of undesignated preferred stock issued or outstanding as of September 30, 2026 or December 31, 2025.

Common Stock - As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2026, 46,351,842 and 46,079,819 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock. As of December 31, 2025, 44,709,065 and 44,437,042 shares were issued and outstanding, respectively, and 272,023 shares were held in treasury stock.

Warrants - In 2023, pursuant to the Original Credit Agreement, the Company issued detachable warrants to the lenders to purchase an aggregate of 4,193,453 shares of the Company’s common stock at an exercise price of $0.01 per share. On November 14, 2024, pursuant to the Credit Agreement, the Company issued additional detachable warrants to the lenders to purchase 4,853,006 shares of the Company’s common stock at an exercise price of $0.01. In May 2025 and June 2026, 6,363,671 and 94,413 warrants were exercised, respectively, to purchase common stock. As of September 30, 2026 and December 31, 2025, the Company had outstanding and exercisable detachable warrants of 2,588,375, and 2,682,788, respectively.

11.	Equity Compensation and Other Benefits

The Company's stock-based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock-based Compensation - Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Technology and facilities	$785	$578	$2,437	$2,052
Sales and marketing	(13)	35	50	110
Personnel	2,495	1,875	7,862	5,865
Total stock-based compensation (1)	$3,267	$2,488	$10,349	$8,027
(1) Amounts shown are net of $0.2 million and $0.5 million of capitalized stock-based compensation for the three and nine months ended September 30, 2026, respectively, and net of $0.2 million and $0.6 million of capitalized stock-based compensation for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company's total unrecognized compensation cost related to time-based and performance-based unvested restricted stock unit awards granted to employees was $22.7 million and $20.8 million, respectively, which will be recognized over a weighted average vesting period of approximately 1.9 years and 1.8 years, respectively.

12.	Revenue

Interest Income - Total interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income
Interest on loans	$228,577	$219,427	$658,480	$652,772
Fees on loans	2,859	2,913	7,895	8,070
Total interest income	231,436	222,340	666,375	660,842

Non-interest Income - Total non-interest income included in the Condensed Consolidated Statements of Operations (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Non-interest income
Servicing fees	$1,525	$3,683	$4,729	$10,825
Subscription revenue	5,234	4,929	14,950	14,815
Interest on member accounts	4,072	4,395	12,011	13,383
Gain on loan sales and other	4,010	3,341	10,204	9,073
Total non-interest income	$14,841	$16,348	$41,894	$48,096

13.	Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company calculates its year-to-date income tax expense by applying the estimated annual effective tax rate to the year-to-date income from operations before income taxes and adjusts the income tax expense for discrete tax items recorded in the period.

During the three and nine months ended September 30, 2026, the Company recorded income tax expense of $11.7 million and $20.0 million, respectively, related to continuing operations, representing an effective tax rate of 33.7% and 37.1%, respectively. Income tax expense for the three and nine months ended September 30, 2025 was $9.0 million and $15.7 million, representing an effective income tax rate of 63.5% and 41.8%, respectively.

Income tax expense for the three months ended September 30, 2026 increased by $2.6 million or 28.8%, compared to the corresponding period in 2025, primarily as a result of higher pretax income and stock-based compensation. Income tax expense for the nine months ended September 30, 2026, increased by $4.3 million or 27.3%, compared to the corresponding period in 2025, primarily as a result of higher pretax income, resolving a state tax settlement, and increasing the reserve for unrecognized tax benefits.

The Company's effective tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the statutory tax rates primarily due to the impacts of resolving a state tax settlement, the reserve for unrecognized tax benefits, and stock-based compensation.

14.	Fair Value of Financial Instruments

Financial Instruments at Fair Value
The table below compares the fair value of loans receivable and asset-backed notes to their contractual balances for the periods shown:

	September 30, 2026		December 31, 2025
(in thousands)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Assets
Loans Receivable at Fair Value	$2,713,689	$2,795,455	$2,779,608	$2,874,092
Liabilities
Asset-backed notes at fair value	$94,754	$93,464	$268,291	$263,799

The Company calculates the fair value of the asset-backed notes using independent pricing services and broker price indications, which are based on quoted prices for identical or similar notes, which are Level 2 input measures.

For personal loans receivable, the Company developed an internal model to estimate the fair value of loans receivable held for investment. To generate future expected cash flows, the model combines receivable characteristics with assumptions about borrower behavior based on the Company’s historical loan performance. These cash flows are then discounted using a required rate of return that management estimates would be used by a market participant. This model uses inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The following tables present quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for Loans Receivable at Fair Value. The personal loans receivable balance at fair value as of September 30, 2026, consists of $2,514.4 million of unsecured personal loans receivable and $281.1 million of secured personal loans receivable.

	September 30, 2026			December 31, 2025
Personal Loans Receivable	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average (2)
Remaining cumulative charge-offs (1)	8.72%	54.77%	12.01%	10.10%	50.58%	12.28%
Remaining cumulative prepayments (1)	20.07%	88.58%	23.81%	0.00%	38.29%	24.90%
Average life (years)	0.18	1.31	1.03	0.28	1.64	1.06
Discount rate	6.53%	6.53%	6.53%	6.26%	6.26%	6.26%
(1) Figure disclosed as a percentage of outstanding principal balance.
(2) Unobservable inputs were weighted by outstanding principal balance, which are grouped by risk (type of customer, original loan maturity terms).

Fair value adjustments related to financial instruments where the fair value option has been elected are recorded through earnings for the three and nine months ended September 30, 2026 and 2025. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The table below presents a reconciliation of Loans Receivable at Fair Value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance – beginning of period	$2,736,750	$2,755,470	$2,874,092	$2,778,523
Principal disbursements	777,940	691,840	2,088,472	2,010,193
Principal and interest payments from members	(623,525)	(594,677)	(1,858,330)	(1,758,597)
Gross charge-offs	(89,249)	(99,594)	(296,062)	(298,536)
Net increase (decrease) in fair value	(6,461)	6,622	(12,717)	28,078
Balance – end of period	$2,795,455	$2,759,661	$2,795,455	$2,759,661

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
The Company recognized the derivative at fair value. The fair value was calculated using a discounted cash flow approach. The Company derived a base set of cash flows from historical data and management assumptions. From this base set of cash flows, the funds projected to be released to the Company according to the contractual terms outlined in the waterfall agreement were calculated on an aggregate basis and then discounted at a rate that was representative of equity yield. The derivative instrument as of December 31, 2025 was $(1.2) million; there was no outstanding derivative balance as of September 30, 2026.

Financial Instruments Disclosed But Not Carried at Fair Value

The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy:

	September 30, 2026
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$181,174	$181,174	$181,174	$—	$—
Restricted cash	77,182	77,182	77,182	—	—
Liabilities
Accounts payable	6,898	6,898	6,898	—	—
Secured financing (Note 8)	453,686	455,220	—	455,220	—
Asset-backed borrowings at amortized cost (Note 8)	2,036,449	2,018,846	—	1,927,480	91,366
Corporate financing (Note 8)	135,000	134,997	—	134,997	—

	December 31, 2025
	Carrying value	Estimated fair value	Estimated fair value
(in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,525	$105,525	$105,525	$—	$—
Restricted cash	93,409	93,409	93,409	—	—
Liabilities
Accounts payable	6,273	6,273	6,273	—	—
Secured financing (Note 8)	204,833	205,152	—	205,152	—
Asset-backed borrowings at amortized cost (Note 8)	2,181,902	2,184,392		1,961,525	222,867
Corporate financing (Note 8)	165,000	165,836	—	165,836	—

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
There were no transfers in or out of Level 3 assets and liabilities for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026 (remaining three months)	$1,583
2027	4,808
2028	3,191
2029	1,851
2030	1,044
2031	486
Thereafter	—
Total lease payments	12,963
Imputed interest	(1,299)
Total leases	$11,664

Sublease income
2026 (remaining three months)	$(177)
2027	(177)
2028	—
2029	—
2030 and thereafter	—
Total lease payments	(354)
Imputed interest	9
Total sublease income	$(345)

Net lease liabilities	$11,319
Weighted average remaining lease term	3.1 years
Weighted average discount rate	5.86%

As of December 31, 2025, maturities of lease liabilities, excluding short-term leases and leases on a month-to-month basis, were as follows:

(in thousands)	Operating Leases
Lease expense
2026	$6,683
2027	3,551
2028	1,977
2029	903
2030	382
Thereafter	48
Total lease payments	13,544
Imputed interest	(1,361)
Total leases	$12,183

Sublease income
2026	(604)
2027	(153)
2028	—
2029	—
2030	—
Total lease payments	(757)
Imputed interest	42
Total sublease income	$(715)

Net lease liabilities	$11,468
Weighted average remaining lease term	2.6 years
Weighted average discount rate	5.73%

Rental expenses under operating leases for the three and nine months ended September 30, 2026, were $2.0 million, and $6.5 million, respectively, and for the three and nine months ended September 30, 2025, were $2.4 million, and $7.4 million, respectively.

Purchase Commitment ‑ The Company has commitments to purchase information technology and communication services in the ordinary course of business, with various terms through 2029. These amounts are not reflective of the Company’s entire anticipated purchases under the related agreements; rather, they are determined based on the non-cancelable amounts to which the Company is contractually obligated. The Company’s purchase obligations are $8.5 million for the remainder of 2026, $12.7 million in 2027, $4.7 million in 2028, with no material obligations in or beyond 2029.

Bank Partnership Program and Servicing Agreement - The Company entered into a Program Management Agreement with Column National Association ("Column"), a national banking association, on June 30, 2026, establishing a new bank partnership lending program. Under the agreement, Column will originate certain unsecured personal loans for consumers in select states, and the Company will provide the platform and related services, including marketing, application processing, fraud-prevention, servicing and program-administration services, subject to Column’s oversight and control and compliance with applicable law. The agreement permits the Company to purchase loans originated by Column, other than loans retained by Column, and includes certain exclusivity, compliance, oversight, audit, reporting, reserve, information-security, indemnification, termination and wind-down provisions. The agreement has an initial term of four years and renews automatically for successive one-year periods unless either party provides timely notice of non-renewal. As of September 30, 2026, the Company has a commitment to purchase an additional $2.9 million of program loans based on originations through September 30, 2026.

The Company entered into a bank partnership program with Pathward, on August 11, 2020, which was subsequently amended and restated effective August 11, 2025. Effective October 1, 2025, the Company began purchasing from Pathward 100% of all newly originated loans. The amendment also required the Company to acquire Pathward’s existing retained loan portfolio, with an initial purchase of loans that are current or <30 days delinquent on October 3, 2025, totaling approximately $115.0 million of unpaid principal and accrued interest. The remaining portfolio was purchased on February 4, 2026. Lending under the partnership was launched in August 2021 and as of September 30, 2026, the Company has a commitment to purchase an additional $43.2 million of program loans based on originations through September 30, 2026.

Unfunded Loan Commitments - Unfunded loan commitments at September 30, 2026 and December 31, 2025 were insignificant.

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

On September 14, 2022, the Company entered into the Original Credit Agreement to borrow $150.0 million through a senior secured term loan. On March 10, 2023, the Company upsized and amended the Original Credit Agreement and borrowed an additional $75.0 million over four separate tranches from March 10, 2023 to June 30, 2023. In connection with the amendment of the Original Credit Agreement, the Company issued warrants to the lenders with each tranche to purchase a total of 4,193,453 shares of its common stock at an exercise price of $0.01 per share. On October 23, 2024, the Company entered into the Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC, pursuant to which the Company borrowed $235 million through a senior secured term loan. Upon the closing of the Term Loan, the Company repaid all amounts due under the Original Credit Agreement in full. In connection with the Credit Agreement, the lenders retained the previously issued warrants and the Company issued the Neuberger affiliated lenders additional warrants to purchase a total of 2,426,503 shares of its common stock at an exercise price of $0.01 per share. Accordingly, Neuberger is deemed to be a beneficial owner of greater than ten percent of the Company's outstanding stock pursuant to generally accepted accounting principles. During the year ended December 31, 2025, 3,937,168 warrants were exercised by Neuberger to purchase common stock, and 94,413 warrants were exercised during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, Neuberger held outstanding and exercisable detachable warrants of 2,588,375 and 2,682,788, respectively. On May 7, 2026 Mclaren Harbor LLC assigned their interests in the loan, and Neuberger assumed sole interest in the loan. See Note 8, Borrowings for additional information on the Corporate financing facility and Note 10, Stockholders' Equity for additional information on the warrants.

On June 16, 2023, the Company entered into a forward flow whole loan sale agreement with Neuberger to sell up to $300.0 million of its personal loan originations over the subsequent twelve months. On April 26, 2024, the agreement was amended to extend the term and revised the commitment amount to $370.9 million of personal loan originations. The Company has fulfilled its commitment under the agreement and will continue to service these loans. As part of this agreement, during the nine months ended September 30, 2026, and as of December 31, 2025, no loans were transferred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income
Secured borrowings	3,614	11,223	15,088	41,183
Total interest income	$3,614	$11,223	$15,088	$41,183

Interest expense
Corporate financing	$6,323	$4,895	$17,809	$15,235
Secured borrowings	(1,391)	3,689	(4,742)	15,531
Secured financing	435	378	1,102	797
Total interest expense	$5,367	$8,962	$14,169	$31,563

As of September 30, 2026 and December 31, 2025, Loans Receivable at Fair Value underlying the Secured borrowing were $41.4 million and $103.5 million, respectively, and Loans Receivable at Fair Value underlying the Secured financing were $15.1 million and $8.1 million, respectively. The Company had asset-backed borrowings at amortized cost of $47.8 million, Corporate financing of $121.2 million, and Secured financing of $13.2 million due to Neuberger as of September 30, 2026 and $116.9 million, $71.8 million and $7.2 million, respectively, due as of December 31, 2025. The Company also had an insignificant amount of Interest and fee receivable, net and Other liabilities in its Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2026 and December 31, 2025, related to these transactions.

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

Overview

We are a mission-driven financial services company that puts our members’ financial goals within reach. With intelligent borrowing, savings, and budgeting capabilities, we empower members with the confidence to build a better financial future. By intentionally designing our products to help solve the financial health challenges facing people in the U.S., we believe our business is well positioned for significant growth in the future. We take a holistic approach to serving our members and view it as our purpose to responsibly meet their current capital needs, help grow our members’ financial profiles, increase their financial awareness and put them on a path to a financially healthy life. In our 20-year lending history, we have extended more than $23.3 billion in responsible credit through more than 8.4 million lending products.

We offer access to a suite of financial products, offered either directly or through partners, including unsecured and secured lending and savings. Our financial products allow us to meet our members where they are and assist them with their overall financial health, resulting in opportunities to present multiple relevant products to our members. Our credit products include unsecured and secured personal loans. We also offer automated savings, through our Set & Save product. Consumers are able to become members and access our products through the Oportun Mobile App and the Oportun.com website, which are our primary channels for onboarding and serving members. As of September 30, 2026, our personal lending products are also available over the phone or through our 123 retail locations, and 460 of our Lending as a Service partner locations.

Lending Products

Personal Loans - Our personal loan is a simple-to-understand, affordable, unsecured, fully amortizing installment loan with fixed payments throughout the life of the loan. Our loans do not have prepayment penalties or balloon payments, and range in size from $300 to $10,000 with terms of 12 to 54 months. Generally, loan payments are structured on a bi-weekly or semi-monthly basis to coincide with our members' receipt of income. As part of our underwriting process, we only approve loans that meet our ability-to-pay criteria. We charge fixed interest rates on our loans, which vary based on the amount disbursed, applicable state law, and other factors. As of September 30, 2026, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 38 months and 35.5%, respectively. The average loan size for loans originated during the three months ended September 30, 2026 was $3,413. As of September 30, 2026, unsecured personal loans were originated in 41 states, including through our partnerships with Pathward, N.A. (“Pathward”) and Column National Association (“Column”).

Secured Personal Loans - We also offer a personal installment loan product secured by an automobile, which we refer to as secured personal loans. Our secured personal loans range in size from $2,525 to $18,500 with terms ranging from 24 to 64 months. The average loan size for secured personal loans we originated during the three months ended September 30, 2026 was $6,674. As of September 30, 2026, for all active loans in our portfolio and at time of disbursement, the weighted average term and APR at origination was 45 months and 33.1%, respectively. As part of our underwriting process, we evaluate the collateral value of the vehicle, verify income for all applicants and only approve loans that meet our ability-to-pay criteria. Our secured personal loans are currently offered in 8 states, through our partnership with Pathward and we are in the process of expanding into other states.

Set & Save

Savings – Our Set & Save product is designed to understand a member’s cash flows and save the right amount on a regular basis to effortlessly achieve savings goals. Members link their bank account with the platform and Set & Save utilizes machine learning to analyze a member’s transaction activity and build forecasts of the member’s future cash flows to make small, frequent savings decisions according to the member’s financial goals in a personalized manner. Since 2015, our savings product has helped members save more than $13.5 billion and helped our members save an average of more than $1,800 annually.

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

The following table and related discussion set forth key financial and operating metrics for our operations as of and for the three and nine months ended September 30, 2026 and 2025.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands of dollars)	2026	2025	2026	2025
Key Financial and Operating Metrics
Aggregate Originations	$571,834	$511,775	$1,476,494	$1,461,931
Portfolio Yield	34.4%	33.0%	33.3%	33.0%
30+ Day Delinquency Rate	4.1%	4.7%	4.1%	4.7%
Annualized Net Charge-Off Rate	10.6%	11.8%	11.7%	12.0%

Other Metrics
Managed Principal Balance at End of Period	$2,847,526	$2,941,762	$2,847,526	$2,941,762
Owned Principal Balance at End of Period	$2,677,338	$2,632,732	$2,677,338	$2,632,732
Average Daily Principal Balance	$2,668,964	$2,669,454	$2,677,639	$2,680,357

See “Glossary” at the end of Part II of this report for formulas and definitions of our key performance metrics.

Aggregate Originations

Aggregate Originations increased to $571.8 million for the three months ended September 30, 2026 from $511.8 million for the three months ended September 30, 2025, representing an 11.7% increase driven by an increase in both returning members and secured loans.

Aggregate Originations increased to $1,476.5 million for the nine months ended September 30, 2026 from $1,461.9 million for the nine months ended September 30, 2025, representing a 1.0% increase, driven by an increase in both returning members and secured loans.

Portfolio Yield

Portfolio yield increased to 34.4% for the three months ended September 30, 2026, from 33.0% for the three months ended September 30, 2025 and increased to 33.3% for the nine months ended September 30, 2026, from 33.0% for the nine months ended September 30, 2025. The increase in both periods was driven by an increase in origination fees from higher origination volume.

30+ Day Delinquency Rate

Our 30+ Day Delinquency Rate improved to 4.1% from 4.7% as of September 30, 2026 and 2025, respectively.

Annualized Net Charge-Off Rate

Annualized Net Charge-Off Rate decreased 121 basis points to 10.6% from 11.8% for the three months ended September 30, 2026 and 2025, respectively, and decreased 21 basis points to 11.7% from 12.0% for the nine months ended September 30, 2026 and 2025, respectively. The decreases in both periods were primarily attributable to continued diligence in underwriting, particularly among new members, the development and release of improved risk models, and continuous improvement of our collections strategies and operations. Strong originations from returning members, and high quality in-store and telephony channels, also contributed to improved credit loss performance.

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

The Annualized Net Charge-Off Rate for the three months ended September 30, 2026 and 2025 was 10.6% and 11.8%, respectively; the decrease was primarily attributable to continued diligence in underwriting, particularly among new members, the development and release of improved risk models, and continuous improvement of our collections strategies and operations. Strong originations from returning members, and high quality in-store and telephony channels, also contributed to improved credit loss performance. On a dollar basis, for the three months ended September 30, 2026, Net Charge-offs decreased by $8.2 million, while our Average Daily Principal Balance remained relatively flat, when compared to the three months ended September 30, 2025. We evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when loans are 120 days contractually past due.
*Numbers shown reflect year-to-date amounts for the nine months ended September 30, for the indicated fiscal year.

In addition to monitoring our loss and delinquency performance on an owned portfolio basis, we also monitor the performance of our loans by the period in which the loan was disbursed, generally years or quarters, which we refer to as a vintage. We calculate net lifetime loan loss rate by vintage as a percentage of original principal balance. Net lifetime loan loss rates equal the net lifetime loan losses for a given year through September 30, 2026, divided by the total origination loan volume for that year.

The below chart and table show our net lifetime loan loss rate for each annual vintage of our personal loan product since 2015, excluding loans originated from July 2017 to August 2020 and beginning December 2023 under a loan program for borrowers who did not meet the qualifications for our core loan origination program; 100% of those loans were sold pursuant to a whole loan sale agreement.

	Year of Origination
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Dollar weighted average original term for vintage in months	24.2	26.3	29.0	30.0	32.0	33.3	37.8	39.2	35.6	33.7
Net lifetime loan losses as of September 30, 2026 as a percentage of original principal balance	8.0%	8.2%	9.8%	10.8%	9.0%	18.4%	22.5%*	16.3%*	11.2%*	4.6%*
Outstanding principal balance as of September 30, 2026 as a percentage of original amount disbursed	—%	—%	—%	—%	—%	0.2%	2.1%	11.5%	27.7%	65.1%
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
•2022 vintage. Charge-off trends from 2021 continued; we tightened credit, reduced loan size and loan term, and began reducing loan volumes to new and returning members.
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

Results of Operations

The following tables and related discussion set forth our Condensed Consolidated Statements of Operations (Unaudited) for each of the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2026	2025	2026	2025
Revenue
Interest income	$231,436	$222,340	$666,375	$660,842
Non-interest income	14,841	16,348	41,894	48,096
Total revenue	246,277	238,688	708,269	708,938
Less:
Interest expense	41,130	56,620	131,042	173,561
Total net decrease in fair value	(78,582)	(77,018)	(250,139)	(219,947)
Net revenue	126,565	105,050	327,088	315,430
Operating expenses:
Technology and facilities	32,150	35,380	98,583	108,466
Sales and marketing	21,127	16,502	54,669	54,461
Personnel	26,108	19,015	76,146	60,227
Outsourcing and professional fees	10,415	9,405	28,769	27,118
General, administrative and other	2,181	10,504	15,156	27,647
Total operating expenses	91,981	90,806	273,323	277,919
Income before taxes	34,584	14,244	53,765	37,511
Income tax expense	11,653	9,046	19,953	15,669
Net income	$22,931	$5,198	$33,812	$21,842

Total revenue

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue
Interest income	$231,436	$222,340	$9,096	4.1%	$666,375	$660,842	$5,533	0.8%
Non-interest income	14,841	16,348	(1,507)	(9.2)%	41,894	48,096	(6,202)	(12.9)%
Total revenue	$246,277	$238,688	$7,589	3.2%	$708,269	$708,938	$(669)	(0.1)%
Percentage of total revenue:
Interest income	94.0%	93.2%			94.1%	93.2%
Non-interest income	6.0%	6.8%			5.9%	6.8%
Total revenue	100.0%	100.0%			100.0%	100.0%

Interest Income. Total interest income increased by $9.1 million, or 4.1%, from $222.3 million for the three months ended September 30, 2025 to $231.4 million for the three months ended September 30, 2026 driven by an increase in origination fee income from a 12% increase in aggregate originations.

Total interest income increased by $5.5 million, or 0.8%, from $660.8 million for the nine months ended September 30, 2025 to $666.4 million for the nine months ended September 30, 2026 primarily due to an increase in origination fee income driven by increased origination volume and origination rates, partially offset by a decline in billed interest on loans.

Non-interest income. Total non-interest income decreased by $1.5 million, or 9.2%, from $16.3 million for the three months ended September 30, 2025 to $14.8 million for the three months ended September 30, 2026. This decrease is primarily due to a decrease in servicing fees related to our Pathward program.

Total non-interest income decreased by $6.2 million, or 12.9%, from $48.1 million for the nine months ended September 30, 2025 to $41.9 million for the nine months ended September 30, 2026. This decrease is primarily due to a $6.1 million decrease in servicing fees related to our Pathward program.

See Note 2, Summary of Significant Accounting Policies, and Note 12, Revenue, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for further discussion on our interest income, non-interest income and revenue.

Interest expense

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest expense	$41,130	$56,620	$(15,490)	(27.4)%	$131,042	$173,561	$(42,519)	(24.5)%
Percentage of total revenue	16.7%	23.7%			18.5%	24.5%
Cost of Debt	6.1%	8.1%			6.5%	8.3%

Interest expense decreased by $15.5 million, or 27.4%, from $56.6 million for the three months ended September 30, 2025 to $41.1 million for the three months ended September 30, 2026. Our interest expense decrease is primarily due to a 193 basis point decrease in our Cost of Debt driven by improvements from revised cash flow estimates in our asset-backed borrowings at amortized cost, reductions of higher-cost asset-backed borrowings at amortized cost, and continued paydowns of the Corporate financing. Our Average Daily Debt Balance decreased from $2.79 billion for the three months ended September 30, 2025 to $2.67 billion for the three months ended September 30, 2026, a decrease of 4.4%.

Interest expense decreased by $42.5 million, or 24.5%, from $173.6 million for the nine months ended September 30, 2025 to $131.0 million for the nine months ended September 30, 2026. The decrease was driven by a 179 basis point decrease in our Cost of Debt, and by a decline in our Average Daily Debt Balance. Our Average Daily Debt Balance decreased from $2.80 billion for the nine months ended September 30, 2025 to $2.70 billion for the nine months ended September 30, 2026, a decrease of 3.7%. The Cost of Debt has decreased primarily due to continued paydowns of the asset-backed borrowings at amortized cost.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Fair value mark-to-market adjustment:
Fair value mark-to-market adjustment on Loans Receivable at Fair Value	$(6,461)	$6,622	$(13,083)	*	$(12,717)	$28,078	$(40,795)	*
Fair value mark-to-market adjustment on asset-backed notes at fair value	(744)	(4,564)	3,820	*	(3,202)	(15,820)	12,618	*
Fair value mark-to-market adjustment on derivatives	—	(2,905)	2,905	*	1,248	(2,455)	3,703	*
Total fair value mark-to-market adjustment	(7,205)	(847)	(6,358)	*	(14,671)	9,803	(24,474)	*
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(71,377)	(79,556)	8,179	*	(235,317)	(239,809)	4,492	*
Net settlements on derivative instruments	—	3,385	(3,385)	*	(151)	10,059	(10,210)	*
Total net decrease in fair value	$(78,582)	$(77,018)	$(1,564)	*	$(250,139)	$(219,947)	$(30,192)	*
Percentage of total revenue:
Fair value mark-to-market adjustment	(2.9)%	(0.4)%			(2.1)%	1.4%
Charge-offs, net of recoveries on Loans Receivable at Fair Value	(29.0)%	(33.3)%			(33.2)%	(33.8)%
Total net increase (decrease) in fair value	(31.9)%	(33.7)%			(35.3)%	(32.4)%
Discount rate	6.53%	6.25%			6.53%	6.25%
Remaining cumulative charge-offs	12.01%	12.23%			12.01%	12.23%
Average life in years	1.03	1.07			1.03	1.07
* Not meaningful

Net decrease in fair value for the three months ended September 30, 2026 was $78.6 million. This amount represents $71.4 million of charge-offs, net of recoveries on Loans Receivable at Fair Value and a total fair value mark-to-market decrease of $7.2 million. The total fair value mark-to-market adjustment consists of a $(6.5) million mark-to-market adjustment on Loans Receivable at Fair Value due to (a) an increase in the discount rate from 6.30% as of June 30, 2026 to 6.53% as of September 30, 2026, partially offset by (b) a decrease in remaining cumulative charge-offs from 12.22% as of June 30, 2026 to 12.01% as of September 30, 2026.

Net decrease in fair value for the three months ended September 30, 2025 was $77.0 million. This amount represents $79.6 million of charge-offs, net of recoveries on Loans Receivable at Fair Value and a total fair value mark-to-market decrease of $0.8 million; offset by a $3.4 million increase related to excess interest proceeds received on loans retained by Pathward. The total fair value mark-to-market adjustment includes of a $6.6 million mark-to-market increase on Loans Receivable at Fair Value due to (a) a decrease in the discount rate from 7.03% as of June 30, 2025 to 6.25%, partially offset by (b) an increase in remaining cumulative charge-offs from 11.96% as of June 30, 2025 to 12.23% as of September 30, 2025. The $4.6 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Net decrease in fair value for the nine months ended September 30, 2026 was $250.1 million. This amount represents a total fair value mark-to-market decrease of $14.7 million, and $235.3 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment includes of a $12.7 million mark-to-market decrease on Loans Receivable at Fair Value due to (a) an increase in discount rate from 6.26% as of December 31, 2025 to 6.53% as of September 30, 2026, partially offset by (b) a decrease in remaining cumulative charge-offs from 12.28% as of December 31, 2025 to 12.01% as of September 30, 2026. The $3.2 million mark-to-market loss on asset-backed notes is due to amortization of the principal balance and tighter credit spreads, partially offset by higher medium-term interest rates.

Net decrease in fair value for the nine months ended September 30, 2025 was $219.9 million. This amount represents a total fair value mark-to-market increase of $9.8 million, and $239.8 million of charge-offs, net of recoveries on Loans Receivable at Fair Value. The total fair value mark-to-market adjustment includes of a $28.1 million mark-to-market increase on Loans Receivable at Fair Value due to (a) a decrease in discount rate from 7.92% as of December 31, 2024 to 6.25% as of September 30, 2025, partially offset by (b) an increase in remaining cumulative charge-offs from 11.68% as of December 31, 2024 to 12.23% as of September 30, 2025, and (c) a decrease in average life from 1.11 as of December 31, 2024 to 1.07 years as of September 30, 2025. The $15.8 million mark-to-market loss on asset-backed notes is due to lower medium-term interest rates and tighter credit spreads.

Charge-offs, net of recoveries

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Total charge-offs, net of recoveries	$71,377	$79,556	$(8,179)	(10.3)%	$235,317	$239,809	$(4,492)	(1.9)%
Average Daily Principal Balance	$2,668,964	$2,669,454	$(490)	—%	$2,677,639	$2,680,357	$(2,718)	(0.1)%
Annualized Net Charge-Off Rate	10.6%	11.8%			11.7%	12.0%

Charge-Offs, net of recoveries decreased by $8.2 million for the three months ended September 30, 2026 and decreased by $4.5 million for the nine months ended September 30, 2026. The Annualized Net Charge-Off Rate decrease for the nine months ended September 30, 2026 was primarily attributable to continued diligence in underwriting, particularly among new members, the development and release of improved risk models, and continuous improvement of our collections strategies and operations. We employ collection strategies and tools to help members make ongoing payments against their loans, and consistent with our charge-off policy, we evaluate our loan portfolio and charge a loan off at the earlier of when the loan is determined to be uncollectible or when the loan is 120 days contractually past due.

Operating expenses

Operating expenses consist of technology and facilities, sales and marketing, personnel, outsourcing and professional fees, and general, administrative and other expenses. We anticipate operating expenses to be low single digit increase in 2026 as compared to 2025.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Technology and facilities	$32,150	$35,380	$(3,230)	(9.1)%	$98,583	$108,466	$(9,883)	(9.1)%
Percentage of total revenue	13.1%	14.8%			13.9%	15.3%

Technology and facilities expense decreased by $3.2 million, or 9.1%, from $35.4 million for the three months ended September 30, 2025 to $32.2 million for the three months ended September 30, 2026. The decrease is primarily due to $1.9 million in lower technology services and software costs and $1.4 million in lower amortization expense related to internally developed software.

Technology and facilities expense decreased by $9.9 million, or 9.1%, from $108.5 million for the nine months ended September 30, 2025 to $98.6 million for the nine months ended September 30, 2026. The decrease is primarily due to a $6.7 million decrease primarily driven by reduced amortization and increased capitalization of costs relating to internally developed software, $2.0 million decrease due to our strategy to lower contractor spending and $1.2 million decrease in lower spend on software; this was partially offset by a $1.5 million increase in wages and salaries.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages and CAC)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$21,127	$16,502	$4,625	28.0%	$54,669	$54,461	$208	0.4%
Percentage of total revenue	8.6%	6.9%			7.7%	7.7%
Customer Acquisition Cost (“CAC”)	$131	$103	$28	27.2%	$131	$118	$13	11.0%

Sales and marketing expenses to acquire our members increased by $4.6 million, or 28.0%, from $16.5 million for the three months ended September 30, 2025 to $21.1 million for the three months ended September 30, 2026 driven by an increase in direct mail marketing volume. As a result of the increase in sales and marketing expense, CAC increased by 27.2%, from $103 for the three months ended September 30, 2025 to $131 for the three months ended September 30, 2026.

Sales and marketing expenses to acquire our members increased by $0.2 million, or 0.4%, from $54.5 million for the nine months ended September 30, 2025 to $54.7 million for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, our CAC increased by 11.0% from $118 for the nine months ended September 30, 2025 to $131 for the nine months ended September 30, 2026 driven by the decrease in our number of loans originated.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Personnel	$26,108	$19,015	$7,093	37.3%	$76,146	$60,227	$15,919	26.4%
Percentage of total revenue	10.6%	8.0%			10.8%	8.5%

Personnel expense increased by $7.1 million, or 37.3%, from $19.0 million for the three months ended September 30, 2025 to $26.1 million for the three months ended September 30, 2026, primarily due to increases in wages, salaries, bonus accruals and additional severance amounts.

Personnel expense increased by $15.9 million, or 26.4%, from $60.2 million for the nine months ended September 30, 2025 to $76.1 million for the nine months ended September 30, 2026, primarily due to executive transition costs and increased wages and salaries driven by increased headcount primarily in our Mexico operations, and bonus accruals.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Outsourcing and professional fees	$10,415	$9,405	$1,010	10.7%	$28,769	$27,118	$1,651	6.1%
Percentage of total revenue	4.2%	3.9%			4.1%	3.8%

Outsourcing and professional fees increased by $1.0 million, or 10.7%, from the three months ended September 30, 2025 to the three months ended September 30, 2026 primarily due to increased legal collections costs and other legal expenses.

Outsourcing and professional fees increased by $1.7 million, or 6.1%, from $27.1 million for the nine months ended September 30, 2025 to $28.8 million for the nine months ended September 30, 2026. The increase is due to increased legal collections costs.

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

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
General, administrative and other	$2,181	$10,504	$(8,323)	(79.2)%	$15,156	$27,647	$(12,491)	(45.2)%
Percentage of total revenue	0.9%	4.4%			2.1%	3.9%

General, administrative and other expense decreased by $8.3 million, or 79.2%, from $10.5 million for the three months ended September 30, 2025 to $2.2 million for the three months ended September 30, 2026, primarily due to $5.6 million non-recurring interest and fees payment received in connection with the resolution of a Mexico value-added tax refund and $3.1 million reduction in shareholder activism-related expenses.

General, administrative and other expense decreased by $12.5 million, or 45.2%, from $27.6 million for the nine months ended September 30, 2025 to $15.2 million for the nine months ended September 30, 2026, primarily due to $5.6 million non-recurring interest and fees payment received in connection with the resolution of a Mexico value-added tax refund, $5.6 million reduction in shareholder activism-related expenses, and $1.9 million decrease in fees paid from loan purchases as part of our bank partnership program.

Income taxes

Income taxes consist of U.S. federal, state and foreign income taxes, if any. For the periods ended September 30, 2026 and 2025, we recognized tax expense attributable to U.S. federal, state and foreign income taxes.

	Three Months Ended September 30,		Period-to-period Change		Nine Months Ended September 30,		Period-to-period Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Income tax expense	$11,653	$9,046	$2,607	28.8%	$19,953	$15,669	$4,284	27.3%
Percentage of total revenue	4.7%	3.8%			2.8%	2.2%
Effective tax rate	33.7%	63.5%			37.1%	41.8%

Income tax expense increased by $2.6 million or 29%, from $9.0 million for the three months ended September 30, 2025 to $11.7 million for the three months ended September 30, 2026, primarily due to higher pre-tax income and stock-based compensation.

Income tax expense increased by $4.3 million or 27%, from $15.7 million for the nine months ended September 30, 2025 to $20.0 million for the nine months ended September 30, 2026, primarily due to higher pre-tax income, resolving a state tax settlement, and increasing the reserve for unrecognized tax benefits.

Valuation Allowance. As of September 30, 2026, we have $61.3 million of U.S. net deferred tax assets, of which $58.6 million is related to the tax-effected net operating losses, tax credits, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some, or all, of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

Components of Fair Value Mark-to-Market Adjustment (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value mark-to-market adjustment on Loans Receivable at Fair Value (1)	$(6,461)	$6,622	$(12,717)	$28,078
Fair value mark-to-market adjustment on asset-backed notes	(744)	(4,564)	(3,202)	(15,820)
Fair value mark-to-market adjustment on derivatives	—	(2,905)	1,248	$(2,455)
Total fair value mark-to-market adjustment	$(7,205)	$(847)	$(14,671)	$9,803
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
•We believe it is useful to exclude the impact of interest expense associated with our corporate financing facilities, including the senior secured term loan, as we view this expense as related to our capital structure rather than our funding.
•We exclude the impact of certain non-recurring charges because we do not believe that these items reflect ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, certain severance costs, debt amendment, extinguishment, and warrant amortization costs. We also exclude the non-recurring interest and fees payment received in September 2026 in connection with the resolution of a Mexico value-added tax refund.
•We also exclude fair value mark-to-market adjustments on the loans receivable portfolio and asset-backed notes carried at fair value because these adjustments do not impact cash.
The following table presents a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA (in thousands)	2026	2025	2026	2025
Net income	$22,931	$5,198	$33,812	$21,842
Adjustments:
Income tax expense	11,653	9,046	19,953	15,669
Interest on corporate financing	5,772	9,025	18,734	28,191
Depreciation and amortization	8,832	10,218	26,655	32,001
Stock-based compensation expense	2,865	2,488	8,387	8,027
Other non-recurring charges (receipts), net	(2,772)	4,409	12,198	10,027
Fair value mark-to-market adjustment	7,205	847	14,671	(9,803)
Adjusted EBITDA	$56,486	$41,231	$134,410	$105,954

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

•We believe it is useful to exclude the impact of certain non-recurring charges because we do not believe that these items reflect our ongoing business operations. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, certain severance costs, debt amendment, extinguishment and warrant amortization costs. We also exclude the non-recurring interest and fees payment received in September 2026 in connection with the resolution of a Mexico value-added tax refund.
•We believe it is useful to exclude stock-based compensation expense because it is a non-cash charge.
•We also exclude the fair value mark-to-market adjustment on our asset-backed notes carried at fair value.

The following table presents a reconciliation of net income to Adjusted Net Income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Income (in thousands)	2026	2025	2026	2025
Net income	$22,931	$5,198	$33,812	$21,842
Adjustments:
Income tax expense	11,653	9,046	19,953	15,669
Stock-based compensation expense	2,865	2,488	8,387	8,027
Other non-recurring charges (receipts), net	(2,772)	4,409	12,198	10,027
Mark-to-market adjustment on asset-backed notes	744	4,564	3,202	15,820
Adjusted income before taxes	35,421	25,705	77,552	71,385
Normalized income tax expense	9,564	6,940	20,939	19,274
Adjusted Net Income	$25,857	$18,765	$56,613	$52,111
Income tax rate	27.0%	27.0%	27.0%	27.0%
(1) Income tax rate for the three and nine months ended September 30, 2026 and 2025 is based on a normalized statutory rate.

Adjusted Earnings Per Share (“Adjusted EPS”)

Adjusted Earnings Per Share is a non-GAAP financial measure that allows management, investors, and our Board to evaluate the operating results, operating trends, and profitability of the business in relation to diluted adjusted weighted-average shares outstanding.

The following table presents a reconciliation of Diluted EPS to Diluted Adjusted EPS for the three and nine months ended September 30, 2026 and 2025. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Diluted earnings per share	$0.45	$0.11	$0.68	$0.46
Adjusted EPS
Adjusted Net Income	$25,857	$18,765	$56,613	$52,111

Basic weighted-average common shares outstanding	48,589,563	46,711,134	48,152,671	46,264,236
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	2,394,733	1,598,976	1,477,919	1,487,240
Diluted adjusted weighted-average common shares outstanding	50,984,296	48,310,110	49,630,590	47,751,476
Adjusted Earnings Per Share	$0.51	$0.39	$1.14	$1.09

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

The following table presents a reconciliation of Return on Equity to Adjusted Return on Equity as of and for the three and nine months ended September 30, 2026 and 2025. For the reconciliation of net income to Adjusted Net Income, see the immediately preceding table “Adjusted Net Income.”

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Return on Equity	21.6%	5.4%	11.0%	7.9%
Adjusted Return on Equity
Adjusted Net Income	$25,857	$18,765	$56,613	$52,111
Average stockholders' equity	$420,286	$379,922	$411,761	$368,832
Adjusted Return on Equity	24.4%	19.6%	18.4%	18.9%

Adjusted Operating Expense and Adjusted Operating Expense Ratio

We define Adjusted Operating Expense as total operating expenses adjusted to exclude stock-based compensation expense and certain non-recurring charges. Other non-recurring charges include litigation reserve, impairment charges, workforce optimization expenses, shareholder activism costs, certain severance costs, and debt amendment costs. We also exclude the non-recurring interest and fees payment received in September 2026 in connection with the resolution of a Mexico value-added tax refund. We define Adjusted Operating Expense Ratio as Adjusted Operating Expense divided by Average Daily Principal Balance. We believe Adjusted Operating Expense is an important measure because it allows management, investors and our Board to evaluate and compare its operating costs from period to period, excluding the impact of non-cash, stock-based compensation expense and certain non-recurring charges. We believe Adjusted Operating Expense Ratio is an important measure because they allow management, investors and our Board to evaluate how efficiently we are managing costs relative to revenue and Average Daily Principal Balance.

The following table presents a reconciliation of Operating Expense to Adjusted Operating Expense and Operating Expense Ratio to Adjusted Operating Expense Ratio for the three and nine months ended September 30, 2026 and 2025:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating Expense Ratio	13.7%	13.5%	13.6%	13.9%
Adjusted Operating Expense Ratio
Total operating expense	91,981	90,806	273,323	277,919
Stock-based compensation expense	(2,865)	(2,488)	(8,387)	(8,027)
Other non-recurring (charges) receipts, net	3,323	(3,643)	(3,131)	(7,749)
Total adjusted operating expenses	$92,439	$84,675	$261,805	$262,143

Average Daily Principal Balance	$2,668,964	$2,669,454	$2,677,639	$2,680,357

Adjusted Operating Expense Ratio	13.7%	12.6%	13.1%	13.1%

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

The following table summarizes our total liquidity reserves:

	September 30, 2026
(in thousands)	Total capacity	Amount borrowed/utilized	Remaining available capacity
Cash and cash equivalents	$181,174	N/A	$181,174
Restricted cash	77,182	N/A	77,182
Secured financing	1,189,091	453,686	735,405
Whole loan forward flow agreements	50,000	43,234	6,766
Total liquidity	$1,497,447	$496,920	$1,000,527

Cash and cash flows

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash, cash equivalents and restricted cash	$258,356	$223,956
Cash provided by (used in)
Operating activities	331,954	304,546
Investing activities	(168,050)	(180,492)
Financing activities	(104,482)	(114,723)

Our cash is held for working capital purposes and originating loans. Our restricted cash principally represents collections held in our securitizations and is applied currently after month-end to pay principal, interest expense, and satisfy any amount due to whole loan buyers with any excess amounts returned to us.

Operating Activities

Our net cash provided by operating activities was $332.0 million and $304.5 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows from operating activities primarily include net income or losses adjusted for (i) non-cash items included in net income or loss, including depreciation and amortization expense, goodwill impairment charges, net fair value adjustments, net origination fees for loans at fair value, gain on loan sales, stock-based compensation expense and net deferred tax provision, (ii) originations of loans sold and held for sale, and proceeds from sale of loans and (iii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments. The $27.4 million increase in our net cash provided by operating activities is primarily driven by a $30.2 million increase in our fair value adjustment, net, $22.1 million increase from a decline in our originations, a $12.0 million increase in our net income, $7.7 million increase in our origination fees for Loans Receivable at Fair Value, net, and $2.7 million decrease from deferred tax assets, net. These were partially offset by $23.9 million decrease due to proceeds from the sale of loans, and $23.2 million decrease relating to amortization of our asset-Backed borrowings at amortized cost.

Investing Activities

Our net cash used in investing activities was $168.1 million for the nine months ended September 30, 2026 and net cash used in investing activities was $180.5 million for the nine months ended September 30, 2025. Our investing activities consist primarily of loan originations and loan repayments. We invest in purchases of property and equipment and incur system development costs. Purchases of property and equipment, and capitalization of system development costs may vary from period to period due to the timing of the expansion of our operations, the addition of employee headcount and the development cycles of our system development. The change in our net cash provided by investing activities is primarily due to $74.7 million less in originations and purchases of loans held for investment; partially offset by $61.9 million lower loan repayments.

Financing Activities

Our net cash used in financing activities was $104.5 million and $114.7 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net cash used in financing activities was primarily driven by net repayments on our Asset-backed notes at fair value and asset-backed borrowings at amortized cost, and repayments on our Corporate financing; partially offset by net borrowings on our secured financing.

Sources of Funds

Debt and Available Credit

Asset-Backed Securitizations

    As of September 30, 2026, we had $2.0 billion of outstanding asset-backed notes. Our securitizations utilize special purpose entities which are also VIEs that meet the requirements to be consolidated in our financial statements. For more information regarding our VIEs and asset-backed securitizations, see Note 4, Variable Interest Entities and Note 8, Borrowings, respectively, of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Our ability to utilize our asset-backed securitizations as described herein is subject to compliance with various requirements including eligibility criteria for the loan collateral and covenants and other requirements. As of September 30, 2026, we were in compliance with all covenants and requirements of all our asset-backed notes.

Secured Financings

As of September 30, 2026, we maintained five secured warehouse financing facilities with aggregate commitments of approximately $1,189.1 million and approximately $735.4 million of contractual undrawn capacity. The facilities have staggered revolving periods extending through 2029, and during the second quarter of 2026, we entered into the PLW V Facility, which has a final maturity in 2030. Borrowings under the facilities generally bear interest at floating rates based on Term SOFR and are secured by eligible personal loan receivables. Availability under the facilities is subject to borrowing-base limitations, collateral eligibility and concentration requirements, performance triggers, covenants and other customary conditions; accordingly, actual borrowing availability may be less than contractual undrawn capacity. See Note 8, Borrowings, for additional information regarding our secured financings.

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

On August 3, 2023 and April 26, 2024, we entered into separate forward flow whole loan sale agreements with institutional investors to sell up to $400.0 million and $150.0 million of personal loan originations, respectively. No loans were transferred under either agreement during the nine months ended September 30, 2026, as our sale commitments had been previously satisfied, but we do continue to service any loans transferred. Although each arrangement is structured as a whole loan sale and we would continue to service any loans transferred, the transfers do not qualify as sales for accounting purposes. As a result, the related loan assets remain on our balance sheet and the cash proceeds are recorded as secured borrowings within asset-backed borrowings at amortized cost, with interest expense recognized over the term.

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

On October 23, 2024, we entered into a Credit Agreement with certain affiliates of Neuberger and McLaren Harbor LLC as lenders, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, pursuant to which we borrowed $235 million through a senior secured term loan (the “Credit Agreement” and the “Term Loan”). The Term Loan bears interest at (a) a cash rate of 12.50% per annum plus (b) an amount payable in cash or in kind, at our option, equal to 2.50% and is scheduled to mature on November 14, 2028. On November 14, 2024, we repaid in full the Original Credit Agreement, as amended. On May 7, 2026 Mclaren Harbor LLC assigned their interests in the loan, and Neuberger assumed sole interest in the loan. Certain prepayments under the Credit Agreement are subject to a prepayment premium. The obligations under the Credit Agreement are secured by our assets and certain of subsidiaries guaranteeing the loan, including pledges of the equity interests of certain subsidiaries that are directly or indirectly owned by us, subject to customary exceptions. The Credit Agreement contains several financial covenants; these covenants are included together with other customary affirmative and negative covenants (including reporting requirements), representations and warranties and events of default.

Under the Credit Agreement, we were required to repay a combined $12.5 million and $27.5 million of the Term Loan, prior to July 31, 2025 and January 31, 2026, respectively. As of September 30, 2026, we have fully repaid the required $12.5 million and $27.5 million of principal. In addition, the Company made additional prepayments of $20 million, not subject to a prepayment premium, and $40 million subject to a prepayment premium. Voluntary prepayment of the Term Loans in excess of certain thresholds and with certain other exceptions as set forth in the Credit Agreement, will be subject to a prepayment premium. As of December 31, 2025, the Company had made a total of $30.0 million of voluntary prepayments of principal, along with a total of $0.5 million in prepayment premiums. During the second quarter of 2026, we made additional voluntary prepayments of $30.0 million, which were subject to prepayment penalties totaling $1.5 million.

As of September 30, 2026, we were in compliance with all covenants and requirements on our outstanding debt and available credit. For more information regarding our Secured financing and Corporate financing, see Note 8, Borrowings of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Other loan sales

From time to time, we may enter into agreements to sell certain populations of our personal loans receivables, including non-performing loans originated as held for investment. For the nine months ended September 30, 2026, we did not sell any such loans. For further information of these sales, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

The originations of loans sold and held for sale during the nine months ended September 30, 2026 were $88.2 million. For further information on the whole loan sale transactions, see Note 5, Loans Held for Sale and Loans Sold of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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
•We currently rely on arrangements with two bank partners to originate a substantial portion of our loans. If our relationship with either bank partner terminates, or if either bank partner were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to replace the affected originations on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.
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
•Changes in our management team or the loss of key personnel could adversely affect our business.
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
•Our use of and increasing reliance on A.I. technologies across our business operations may expose us to operational, legal, regulatory, cybersecurity and reputational risks.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our 2025 Form 10-K.

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

We currently rely on arrangements with two bank partners to originate a substantial portion of our loans. If our relationship with either bank partner terminates, or if either bank partner were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to replace the affected originations on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.*

As of September 30, 2026, we relied on Pathward to originate a substantial portion of our loan originations, with the remaining loans being originated by Column or directly by us under our lending licenses in the United States. In the three months ended September 30, 2026 and 2025, Pathward originated approximately 95% and 99% of aggregate personal loan originations, respectively.

In August 2025, we entered into an amended and restated program agreement with Pathward, effective August 11, 2025, which replaced the prior agreement in its entirety and extended our partnership through August 2029. The agreement has an initial term of four years and will automatically renew for successive two-year periods unless either party provides at least 180 days’ notice of its intent not to renew. On June 30, 2026, we entered into a program agreement with Column with an initial four-year term through June 30, 2030. The Column agreement will automatically renew for successive one-year periods unless either party provides at least 180 days’ notice of its intent not to renew. Both agreements are subject to earlier termination under specified circumstances.

Our agreements with Pathward and Column provide termination rights in specified circumstances, including material breaches or materially inaccurate representations or warranties that remain uncured following applicable cure periods, bankruptcy or insolvency, certain governmental or regulatory orders or requirements, and certain changes of control, subject to the conditions in the applicable agreement. Our bank partners also have rights to terminate, suspend or limit their participation under specified circumstances involving legal or regulatory concerns or risks to their safety and soundness. Column may also terminate its agreement following a material adverse effect on us, subject to an applicable cure period, or a failure to fund required reserve accounts. Termination may require a transition or wind-down of the affected program and involve continuing loan purchase, servicing or other obligations and additional costs.

If either of our bank partnership arrangements were to be suspended or limited, including a reduction in the volume of loans that either bank partner chooses to originate, or if either bank partner ceased its operations or otherwise terminated its relationship with us, our business, financial condition and results of operations would be adversely affected. We may not be able to transition the affected originations to our other bank partner on a timely basis or at all. If we need to enter into alternative arrangements with a different bank to replace or supplement our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all, and transitioning loan originations to a new bank may result in delays in the issuance of new loans. In addition, if we are unable to enter into an alternative arrangement with a different bank to fully replace or supplement the affected relationship, we would potentially need to obtain additional state licenses to enable us to originate loans directly in the states where the affected bank partner originates loans, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. For a further discussion of the risks and regulations applicable to our bank partnerships, see “Risk Factors—Our bank partnership products may lead to regulatory risk and may increase our regulatory burden, —We are, and intend in the future to continue, expanding into new geographic regions, and our failure to comply with applicable laws or regulations, or accurately predict demand or growth, related to these geographic regions could have an adverse effect on our business, —Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.”

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

In particular, it is important that we continue to ensure that our members with loans remain loyal to us and we continue to extend loans to members who have successfully repaid their previous loans. As of September 30, 2026 and 2025, members with repeat loans comprised 82% and 76%, respectively, of our Owned Principal Balance at End of Period. If our repeat loan rates decline, we may not realize consistent or improved operating results from our existing member base.

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

We use estimates and assumptions in determining the fair value of our loans receivable held for investment and asset-backed notes. Our Loans Receivable at Fair Value represented 87% of our total assets and our Asset-backed notes at Fair Value represented 3% of our total liabilities as of September 30, 2026. The fair value of our loans receivable held for investment are determined using Level 3 inputs and the fair value of our asset-backed notes are determined using Level 2 inputs. Changes to these inputs could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. In addition, a variety of factors such as changes in the interest rate environment and the credit markets, changes in average life, higher than anticipated delinquency and default levels or financial market illiquidity, may ultimately affect the fair values of our loans receivable and asset-backed notes. Material differences in these ultimate values from those determined based on management’s estimates and assumptions may require us to adjust the value of certain assets and liabilities, including in a manner that is not comparable to others in our industry, which could adversely affect our results of operations.

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

Market interest rate changes have had, and may continue to have, an adverse effect on our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as the imposition of tariffs and non-tariff trade barriers, inflation, recession, the state of the credit markets, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Factors outside our control, including interest rate changes and widening credit spreads, have required, and may continue to require us to make adjustments to the fair value of our loans receivable held for investment or our asset-backed notes, which may in turn adversely affect our results of operations or lead to volatility in our Net Revenue. For example, elevated interest rates decrease the fair value of our loans receivable held for investment, which decreases Net Revenue. Reductions in our interest rate spread have had and could continue to have an adverse effect on our business, results of operations, cash flows, and financial condition. We do not currently hedge our interest rate exposure associated with our debt financing or fair market valuation of our loans.

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

We offer an optional payment protection product on certain loans originated by Pathward. We have limited experience administering this product and rely on third-party providers, including for reimbursement of amounts canceled following qualifying events. Failures by us or these providers in marketing, disclosures, servicing or claims administration, or a provider’s failure to make required reimbursement payments, could result in financial losses, regulatory scrutiny, litigation or reputational harm.

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

Negative publicity about our industry or our company, including the terms of the consumer loans, effectiveness of our proprietary credit risk models, privacy and security practices, originations, marketing, servicing and collections, use of A.I., and other business practices or initiatives, litigation, regulatory compliance and the experience of members, even if inaccurate, could adversely affect our reputation and the confidence in our brands and business model or lead to changes in our business practices. Certain loans originated by Column and purchased by us bear APRs above 36%, which could subject us to increased scrutiny from consumer advocates, regulators and others and adversely affect our reputation and business. We regularly engage with media outlets and consumer advocates, taking their feedback into account as we assess and refine our business practices and policies; based on those interactions, we have made and may continue to make adjustments to better serve our members and stakeholders. Despite our responsiveness to the inquiries, certain media outlets and consumer advocates chose to and have continued to highlight the very past practices that we had already modified. The proliferation of social media may increase the likelihood that negative public opinion will impact our reputation and business. Our reputation is very important to attracting new members and retaining existing members. While we believe that we have a good reputation and that we provide members with a superior experience, there can be no assurance that we will continue to maintain a good relationship with members.

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

Changes in our management team or the loss of key personnel could adversely affect our business.*

We have experienced changes in several senior management positions during 2026, including, but not limited to, the appointment of a new Chief Executive Officer, Chief Financial Officer and Chief Risk Officer. Leadership transitions involve inherent risks, and our success depends in part on effectively integrating our new executives and maintaining continuity in our operations and execution of our business strategy. Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense and we may not be able to replace, attract and retain key personnel. We do not maintain key-man insurance for our senior management team. The loss of the service of our senior management team or key team members, and the process to replace any of them, or the inability to attract additional qualified personnel as needed, all of which would involve significant time and expense, could harm our business and impact our ability to recruit and retain personnel. Our key management personnel are at-will employees and, therefore, they could terminate their employment with us at any time. Competition for executive management is high, and it may take months to find a candidate that meets our requirements. Such recruiting efforts could divert the attention of our existing management team. Accordingly, the loss of one or more of our key management personnel could have an adverse effect on our business. If the management team, including our recently appointed executives and any future hires, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

These recent changes and any future changes in our executive management team, could disrupt our operations and impact our ability to attract, integrate, retain and motivate employees, and have an adverse effect on our business. In particular, such changes could adversely impact our internal control environment, divert employee and management attention from ongoing business activities and strategic objectives, negatively affect employee morale and retention, and damage company culture. There can be no assurance that any of our key personnel will remain with us, that the costs associated with retaining current key personnel and hiring new key personnel will be favorable or acceptable to us or that new key personnel will successfully perform their responsibilities and execute our business strategy.

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

Security breaches and incidents may harm our reputation, adversely affect our results of operations, and expose us to liability.*

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of our members and potential members. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our technology infrastructure and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, technological errors or outages, and cybersecurity risks. Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses, ransomware or other malware, and cyber-attacks that could obtain or disclose confidential information, destroy data, disrupt or degrade service, threaten the integrity and availability of our systems, distributed denial of service attacks, social engineering, security breaches and incidents, and infiltration, exfiltration or other similar events. Our adoption of remote working arrangements for our corporate and many of our contact center employees may result in increased consumer or employee privacy, security, and fraud concerns arising from the increased electronic transfer and other online activity. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities and such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and escalation of hostilities in the Middle East. We have incorporated A.I. technologies into our platform and may continue to incorporate additional A.I. technologies into our platform in the future. Further, recent industry developments involving critical vulnerabilities in widely used software illustrate the potential for A.I. technologies to accelerate the discovery of previously unknown vulnerabilities and the development of methods to exploit them. These capabilities may lower the technical expertise and resources required to conduct cyber-attacks, increase their speed, scale and sophistication, and reduce the time available for us and our third-party providers and partners to identify affected systems and implement effective mitigations, including before patches or other remedies become available. These developments may increase the likelihood and potential impact of security breaches and incidents affecting the confidentiality, integrity or availability of our systems and sensitive information, disrupt our operations, and increase our prevention, detection and remediation costs.

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

Our use of and increasing reliance on A.I. technologies across our business operations may expose us to operational, legal, regulatory, cybersecurity and reputational risks.*

We use and increasingly rely on A.I. technologies, including generative and agentic artificial intelligence, across numerous business functions and daily operations. These uses include software development and production code, fraud detection and prevention, and other operational and administrative activities. Certain of these technologies process or may have access to confidential, proprietary or other sensitive information.

A.I.-generated outputs may be inaccurate, incomplete, biased, misleading or otherwise unreliable, including where such outputs appear plausible despite containing errors. Agentic A.I. technologies may take actions or execute workflows with limited human intervention, increasing the potential consequences of an erroneous or unintended output. If our employees, contractors, service providers or automated processes rely on A.I.-generated outputs without sufficient review, we could experience inaccurate or inconsistent member communications, failures to follow our policies or satisfy regulatory obligations, errors or vulnerabilities in software code, operational disruptions, erroneous business decisions or other adverse consequences.

Our use of A.I. technologies may result in the unauthorized disclosure, use or processing of personal, confidential or proprietary information; introduce cybersecurity vulnerabilities or malicious code into our systems; or expose us to claims relating to intellectual property, privacy, data protection, discrimination, consumer protection or other legal rights. Data or other information submitted to an A.I. technology may be retained or used by the provider or incorporated into training data in ways we do not anticipate or control. A.I.-generated materials, including software code, may incorporate, reproduce or be based on third-party content in a manner that infringes or misappropriates intellectual property rights, and the ownership and protectability of A.I.-generated materials remain uncertain.

We rely in part on third-party A.I. technologies and may have limited visibility into or control over how those technologies are developed, trained, tested, secured or operated. Third-party providers may use inaccurate, incomplete, biased or improperly obtained training data; modify their models, functionality, security practices, data-use practices or contractual terms; experience service interruptions or security incidents; or discontinue technologies on which we rely. These events could disrupt our operations, impair the quality or reliability of our products, services or business processes, or require us to incur substantial costs to modify or replace affected technologies and processes.

The legal and regulatory framework governing A.I. is rapidly evolving and remains uncertain. New laws, regulations, regulatory interpretations or industry standards may impose requirements relating to transparency, disclosures, testing, validation, documentation, impact assessments, data use, cybersecurity, human oversight or automated decision-making. These developments may increase our compliance costs, restrict or require changes to our use of A.I. technologies, or expose us to regulatory investigations, enforcement actions, litigation or liability.

Although we have implemented policies, controls and oversight processes designed to govern our use of A.I., these measures may not prevent errors, misuse, unauthorized use or other unintended consequences, particularly as the technologies and the ways in which they are used continue to evolve. We also may not realize the anticipated efficiencies, cost savings or other benefits from our use of A.I. technologies. Any failure to use, manage or govern A.I. technologies effectively, securely and responsibly could adversely affect our business, financial condition, results of operations and reputation.

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

As of September 30, 2026, 35.2%, 26.2%, 12.6%, 6.7% and 5.0% of our Owned Principal Balance at End of Period related to members from California, Texas, Florida, Illinois and New Jersey, respectively. If any of the events noted in these risk factors were to occur in or have a disproportionate impact in regions where we operate or plan to commence operations, it may negatively affect our business in many ways, including increased delinquencies and loan losses or a decrease in future originations.

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

In some cases, third-party vendors are the sole source, or one of a limited number of sources, of the services they provide to us. Most of our vendor agreements are terminable on little or no notice, and if our current vendors were to stop or were unable to continue providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner on acceptable terms or at all. If any third-party vendor fails to provide the services we require, due to factors outside our control, we could be subject to regulatory enforcement actions, suffer economic and reputational harm and incur significant costs to resolve any such disruptions in service. For a further discussion of the risks applicable to our bank partnerships, see “Risk Factors—We currently rely on arrangements with two bank partners to originate a substantial portion of our loans. If our relationship with either bank partner terminates, or if either bank partner were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to replace the affected originations on a timely basis or at all, our business, results of operations and financial condition would be materially and adversely affected.”

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

As of September 30, 2026, we had 1,538 employees in Mexico, including employees related to our two contact centers. These employees provide certain English/Spanish bilingual support related to member-facing contact center activities, administrative and technology support of the contact centers and back-office support services. In addition, we have a technology development center in India, where we had 201 employees as of September 30, 2026. We have also previously engaged vendors that utilized employees or contractors based outside of the U.S. These international activities are subject to inherent risks that are beyond our control, including:

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

We collect, store, use, disclose, and otherwise process a large volume of personal information about individuals (including members and employees). New laws and regulations concerning the processing of personal information continue to be vigorously debated and enacted at all levels of government across the United States and around the globe while existing laws, such as the Gramm-Leach-Bliley Act (“GLBA”) are being amended or reinterpreted to account for the rapidly evolving data economy. The California Consumer Privacy Act (“CCPA”), as augmented and otherwise amended by the California Privacy Rights Act of 2020, imposes significant requirements on businesses processing consumer personal information, principally around enabling and honoring consumer choices related to such processing. Regulations under the CCPA have now been finalized addressing, among other matters, the use of automated decision-making technology (“ADMT”) in “significant decisions,” and a new Colorado law addressing ADMT is also scheduled to take effect January 1, 2027. The CCPA and other state comprehensive privacy laws enacted to date contain certain exemptions for personal information that is subject to the GLBA. In some cases, these laws also contain broader exemptions for entities, such as financial institutions, that are subject to the GLBA; however, these exemptions may not exempt us completely from these laws, and their scope and interpretation remain subject to uncertainty. Further, future laws may not include such exemptions. Violations of the CCPA can result in civil penalties assessed by the California Attorney General or the California Privacy Protection Agency and individual plaintiffs may pursue statutory damages in a private right of action for certain data breaches. Several U.S. states have already followed California’s lead in enacting comprehensive privacy legislation and others are likely to do so in the future. These developments reflect the continued evolution of state privacy regulation and the potential for expanding obligations on businesses that use consumer data. At the federal level, regulators, including the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. The FTC, for example, released its updated Standards for Safeguarding Customer Information (Safeguards Rule), effective June 9, 2023, which raises the bar for covered financial institutions’ information security programs through proscriptive requirements for accountability, oversight, risk assessments, encryption, and multi-factor authentication to protect all forms of customer information. Further, on October 22, 2024, the CFPB finalized the Section 1033 Rule on Personal Financial Data Rights, which requires certain financial institutions, and any party who controls or possesses information concerning a covered financial product or service, to provide financial data to consumers in a standardized electronic format through a consumer interface and limits collecting and maintaining data only as necessary to carry out transactions a consumer requests, prohibiting use of any information for targeted or behavioral advertising. The final rule has been challenged in the Eastern District Court of Kentucky. On July 29, 2025, the Eastern District of Kentucky issued an Order granting the stay of litigation requested by the CFPB while it works to promulgate a new rule-making process to revise the rule’s scope, definitions and timing. Compliance deadlines are uncertain since the CFPB has been enjoined from enforcing the rule. The CFPB has submitted a Notice of Proposed Rulemaking (“NPRM”) to the Office of Information and Regulatory Affairs, but the contents of the NPRM have not been made publicly available and the rule’s ultimate substantive obligations could change materially. Because the substance and timing of the revised rule are uncertain at this time, it is possible it could adversely affect our business. The U.S. federal government also is contemplating federal privacy legislation. This patchwork of state and federal legislation and regulation may give rise to conflicts or differing views of personal privacy rights and of privacy, data protection, and security obligations to which we must adhere.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock authorized but unissued and rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have authorized a total of 19,222,629 shares for issuance under our 2019 Equity Incentive Plan with 10,687,987 shares, net of vested and exercised shares, remaining available for issuance, 3,076,776 shares for issuance under our 2019 Employee Stock Purchase Plan, and 2,305,000 shares authorized for issuance under our Amended and Restated 2021 Inducement Equity Incentive Plan with 1,749,624 shares, net of vested and exercised shares, remaining for issuance, each subject to adjustment in certain events. Any common stock that we issue, including under our existing equity incentive plans or other equity incentive plans that we may adopt in the future, or in connection with any acquisitions, financings, investments or otherwise, could dilute your percentage ownership.

The issuance of shares of our common stock upon exercise of our outstanding warrants issued in connection with our Corporate Financing, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2026, warrants to purchase 2,588,375 shares of our common stock issued in connection with our Corporate financing, remain outstanding and exercisable. The exercise price of these warrants is $0.01 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to holders of our common stock and increase the number of shares eligible for resale in the public market. The fact that such warrants may be exercised or sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Net Revenue	Net Revenue is calculated by subtracting interest expense from total revenue and adding the net increase (decrease) in fair value
Operating Expense Ratio	Total operating expenses divided by Average Daily Principal Balance
Owned Principal Balance at End of Period	Total amount of outstanding principal balance for all loans receivables, excluding loans and receivables sold or loans retained by a bank partner, at the end of the period
Personal Loan Warehouse (or "PLW")	Revolving personal loan warehouse debt facilities, collateralized by unsecured personal loans and secured personal loans. Included as "Secured financing" on the Condensed Consolidated Balance Sheets (Unaudited).
Portfolio Yield	Annualized interest income as a percentage of Average Daily Principal Balance
Principal Balance	Original principal balance reduced by principal payments received and principal charge-offs to date for our personal loans. Purchases and cash advances, reduced by returns and principal payments received and principal charge-offs to date for our credit cards
Return on Equity	Annualized net income divided by average stockholders' equity for a period
Secured financing	Asset-backed revolving debt facilities, including the PLW facilities that are collateralized by unsecured personal loans and secured personal loans
Weighted Average Interest Rate	Annualized interest expense as a percentage of average debt

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*^	Program Management Agreement dated as of June 30, 2026 by and between Column National Association and Oportun, Inc.	10-Q	001-39050	10.9	8/5/2026
10.2+	Oportun Financial Corporation Amended and Restated Executive Severance and Change in Control Policy	8-K	001-39050	10.1	8/25/2026
10.3*+	Offer Letter with William Franklin, dated August 31, 2026	8-K	001-39050	10.1	9/11/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Director of Oportun Financial Corporation					x
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Oportun Financial Corporation					x
32.1**	Section 1350 Certifications					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
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

OPORTUN FINANCIAL CORPORATION
(Registrant)

Date:	November 3, 2026	By:	/s/ William Franklin
William Franklin
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of the Registrant)